Form 10-Q
period 1997-09-30
NEW BEVERLY HOLDINGS INC
filed 1997-12-02
CIK 1040441

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
         1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                          COMMISSION FILE NUMBER 1-9550


                           NEW BEVERLY HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                           62-1691861
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    5111 ROGERS AVENUE, SUITE 40-A
        FORT SMITH, ARKANSAS                                    72919-0155
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (501) 452-6712


INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES X   NO
                                     ---    ---

        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
           EXCLUSIVE OF TREASURY SHARES, AT OCTOBER 31, 1997 -- 1,000

THE REGISTRANT HEREBY STATES THAT IT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT PROVIDED FOR THEREBY.

================================================================================

                           NEW BEVERLY HOLDINGS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                          PAGE

          Item 1.  Financial Statements (Unaudited)
                         Balance Sheet..................................   2
                         Note to Balance Sheet..........................   3

PART II -- OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.....................   4

                           NEW BEVERLY HOLDINGS, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF BEVERLY ENTERPRISES, INC.)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997

                                     ASSETS
Cash ................................................................       $100
                                                                            ----
         Total assets ...............................................       $100
                                                                            ====

                              STOCKHOLDER'S EQUITY
Stockholder's equity:
  Common stock, $.10 par value; 3,000 shares authorized;
     1,000 shares issued and outstanding ............................       $100
                                                                            ----
         Total stockholder's equity .................................       $100
                                                                            ====

                              See accompanying note.

                            NEW BEVERLY HOLDINGS, INC.
                              NOTE TO BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

         New Beverly Holdings, Inc. ("New Beverly") was incorporated in the state of Delaware on April 15, 1997, as a wholly-owned subsidiary of Beverly Enterprises, Inc. ("Beverly"). New Beverly was formed in connection with the execution of an Agreement and Plan of Distribution (the "Distribution Agreement") by and between Beverly and New Beverly dated April 15, 1997. Under the Distribution Agreement, Beverly will transfer all of its skilled nursing and rehabilitation facilities, transitional acute care hospitals, outpatient therapy clinics, assisted living facilities, hospice and home health agencies and other health care and related services and businesses, other than its institutional and mail service pharmacy business currently operated by Pharmacy Corporation of America ("PCA"), to New Beverly, and shares of New Beverly will be distributed to the Beverly stockholders in a tax-free spin-off. Beverly, then consisting solely of the institutional and mail service pharmacy business operated by PCA, will merge into and be acquired by Capstone Pharmacy Services, Inc. ("Capstone") through a tax-free exchange of shares of common stock of Capstone for Beverly common shares (the"Merger"), all as contemplated by an Agreement and Plan of Merger dated April 15, 1997 (the "Merger Agreement").

         New Beverly will become a public company upon the consummation of the Distribution Agreement and the Merger Agreement, will change its name to Beverly Enterprises, Inc. and will be treated as the continuation of Beverly. Closing under the Merger Agreement is subject to certain conditions, including but not limited to the approvals of both Beverly and Capstone stockholders, completion of all requirements under the Distribution Agreement, customary regulatory approvals and the receipt, at the option of Beverly, of either a favorable tax ruling from the Internal Revenue Service or an opinion of counsel or Ernst & Young LLP concerning the tax-free nature of the transactions. On September 19, 1997, Beverly received a favorable tax ruling with respect to the Distribution transaction, and on November 20, 1997, the respective stockholders of Beverly and Capstone approved both the Merger transaction and the Distribution transaction. For accounting and financial reporting purposes, the described transactions will be treated as the spin-off of PCA and a reorganization/ recapitalization of Beverly into New Beverly since New Beverly will continue the majority of the Beverly businesses. No gain will be recognized as a result of the spin-off for the difference between the market value of the Capstone shares received and the carrying value of the net assets of PCA. In addition, since Beverly stockholders will own a majority of the outstanding shares of Capstone after the Merger, the Merger transaction will be accounted for as a reverse acquisition of Capstone by PCA.

         New Beverly's registration statement on Form S-1 under the Securities Act of 1933, as amended (the "1933 Act") with respect to the securities to be issued to Beverly stockholders became effective on October 17, 1997 and its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended (the "1934 Act") became effective on October 15, 1997. New Beverly thereby became obligated to file quarterly and other reports from time to time under the 1934 Act, with the filing of this quarterly report on Form 10-Q being required to be filed within 45 days after the effectiveness of the 1934 Act registration statement. New Beverly has had no operations from its inception through September 30, 1997. Therefore, the Statement of Operations and the Statement of Cash Flows have been omitted from the financial statements.

                                    PART II
                           NEW BEVERLY HOLDINGS, INC.
                               OTHER INFORMATION
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

Item 6(a).     Exhibits

Exhibit
Number
-------
  27.1         Financial Data Schedule for the five months ended
               September 30, 1997

Item 6(b).     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the Quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEW BEVERLY HOLDINGS, INC.
                                    Registrant




Dated:  December 2, 1997            By:       PAMELA H. DANIELS
                                       -------------------------------
                                              Pamela H. Daniels
                                        Vice President, Controller and
                                           Chief Accounting Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 27.1             Financial Data Schedule