Form 10-K
period 1997-12-31
BEVERLY ENTERPRISES INC
filed 1998-03-27
CIK 1040441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER: 1-9550

                           BEVERLY ENTERPRISES, INC.
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                       NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                      ON WHICH REGISTERED
               -------------------                                     ---------------------
           Common Stock, $.10 par value                               New York Stock Exchange
                                                                       Pacific Stock Exchange
      9% Senior Notes due February 15, 2006                           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] No [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $1,598,662,838 AS OF FEBRUARY 27, 1998.

                                  106,027,451

     (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF FEBRUARY 27, 1998)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 28, 1998.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     Beverly Enterprises, Inc. (formerly known as New Beverly Holdings, Inc.), which was incorporated on April 15, 1997 ("New Beverly"), is the successor to the former Beverly Enterprises, Inc., which was incorporated on February 27, 1987 ("Old Beverly"), as the result of a tax-free reorganization completed December 3, 1997 (the "Reorganization") in order to facilitate the Merger of PCA with Capstone (as discussed below). The Reorganization was accomplished in two steps. Old Beverly transferred or contributed to New Beverly all of its assets and liabilities, except for its institutional pharmacy business conducted by its wholly-owned subsidiary, Pharmacy Corporation of America and its subsidiaries ("PCA"), (the "Remaining Healthcare Business"), in exchange for all of the issued and outstanding common stock of New Beverly. Old Beverly immediately distributed the common stock of New Beverly to its stockholders on a one-for-one basis (the "Distribution"). As a result of the Distribution, New Beverly became an independent, publicly-traded company engaged in the Remaining Healthcare Business and owned by the stockholders of Old Beverly. Following the Distribution, Old Beverly, whose only assets consisted of the stock of PCA and its subsidiaries, merged with and into Capstone Pharmacy Services, Inc. ("Capstone"), with Capstone being the surviving corporation (the "Merger"). Immediately after the Merger, Capstone changed its name to PharMerica, Inc. and New Beverly changed its name to Beverly Enterprises, Inc. References to Beverly Enterprises, Inc., or the Company, prior to December 3, 1997 will mean the predecessor corporation, Old Beverly. References to Beverly Enterprises, Inc., or the Company, on or after December 3, 1997 will mean New Beverly, and New Beverly will be treated for accounting purposes as the continuing reporting entity with respect to the historical and future operations of the Company. See "Part II, Item 8 -- Note 2 of Notes to Consolidated Financial Statements" for additional information.

     The business of the Company consists principally of providing long-term healthcare, including the operation of nursing facilities, acute long-term transitional hospitals, rehabilitation therapy services, outpatient therapy clinics, assisted living centers and home health centers.

     The Company is one of the largest operators of nursing facilities in the United States. At January 31, 1998, the Company operated 568 nursing facilities with 63,376 licensed beds. The facilities are located in 29 states and the District of Columbia, and range in capacity from 20 to 355 beds. At January 31, 1998, the Company also operated 34 assisted living centers containing 901 units, 13 transitional hospitals containing 671 beds, 70 outpatient therapy clinics, and 25 home health centers. The Company's facilities had average occupancy of 88.9%, 87.4% and 88.1% during the years ended December 31, 1997, 1996 and 1995, respectively. See "Item 2. Properties."

     Information provided by the Company from time to time may contain certain "forward-looking" information regarding continued performance improvements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, but are not limited to, national and local economic conditions, the effect of government regulation, the competitive environment in which the Company operates, and the availability and cost of labor and materials. These, and other risks and uncertainties that could affect future results, are discussed in greater detail throughout this Annual Report on Form 10-K.

     Healthcare service providers, such as the Company, operate in an industry that is subject to significant changes from business combinations, new strategic alliances, legislative reform, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives.

OPERATIONS

     The Company is organized into three operating units, which support the Company's delivery of vertically integrated services to the long-term healthcare market. These operating units include: (i) Beverly Healthcare, which provides long-term and subacute care through the operation of nursing facilities and assisted living centers; (ii) Beverly Care Alliance, which operates outpatient therapy clinics and home health centers, and manages Beverly Healthcare's rehabilitation services business; and (iii) Beverly Specialty Hospitals, which operates the Company's transitional hospitals. Business in each operating unit is conducted by one or more corporations headed by a President who is also a senior officer of the Company and reports directly to the President of the Company. Each of the three operating units also has a separate Board of Directors consisting of four senior executives of the Company and the President of the unit.

     Long-Term Care. Beverly Healthcare's nursing facilities provide residents with routine long-term care services, including daily dietary, social and recreational services and a full range of pharmacy services and medical supplies. Beverly Healthcare's highly skilled staff also offers complex and intensive medical services to patients with higher acuity disorders outside the traditional acute care hospital setting.

     Rehabilitation Therapies. Through Beverly Care Alliance, the Company offers industrial rehabilitation, outpatient therapy clinics, acute hospital therapy contracts, management/consulting rehabilitation programs and home health services within the Company's network of facilities and to other healthcare providers.

     Transitional Care. Beverly Specialty Hospitals operates transitional hospitals which address the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The typical Beverly Specialty Hospital patient requires an average of six hours of nursing care per day for 30 to 45 days.

     Other Services. The Company offers other healthcare related services to payors and patients, including assisted living services and information and referral systems that link payors and employees to long-term care providers.

     The Company has a Quality Management ("QM") program to help ensure that high quality care is provided in each of its nursing, transitional and outpatient facilities. The Company's QM program has been a key factor in helping the Company to exceed the industry's nationwide average compliance statistics, as determined by the Health Care Financing Administration of the Department of Health and Human Services ("HCFA"). The Company's nationwide QM network of healthcare professionals includes physician medical directors, registered nurses, dieticians, social workers and other specialists who work in conjunction with regional and facility based QM professionals. Facility based QM is structured through the Company's Quality Assessment and Assurance Committee. With a philosophy of quality improvement, Company-wide clinical indicators are utilized as a database to set goals and monitor thresholds in critical areas directly related to the delivery of healthcare related services. These internal evaluations are used by local quality improvement teams, which include QM advisors, to identify and correct possible problems. The Senior Vice President of QM reports directly to the President of the Company and the QM Committee of the Company's Board of Directors.

GOVERNMENTAL REGULATION AND REIMBURSEMENT

     The Company's nursing facilities are subject to compliance with various federal, state and local healthcare statutes and regulations. Compliance with state licensing requirements imposed upon all healthcare facilities is a prerequisite for the operation of the facilities and for participation in government-sponsored healthcare funding programs, such as Medicaid and Medicare. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. Changes in the reimbursement policies of such funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

     The Company receives payments for services rendered to patients from (a) each of the states in which its nursing facilities are located under the Medicaid program; (b) the federal government under the Medicare program; and (c) private payors, including commercial insurers and managed care payors, and Veterans Administration ("VA"). The following table sets forth: (i) patient days derived from the indicated sources of payment as a percentage of total patient days, (ii) room and board revenues derived from the indicated sources of payment as a percentage of net operating revenues, and (iii) ancillary and other revenues derived from all sources of payment as a percentage of net operating revenues, for the periods indicated:

                                   MEDICAID             MEDICARE          PRIVATE AND VA
                              ------------------   ------------------   ------------------
                                        ROOM AND             ROOM AND             ROOM AND
                              PATIENT    BOARD     PATIENT    BOARD     PATIENT    BOARD     ANCILLARY AND
                               DAYS     REVENUES    DAYS     REVENUES    DAYS     REVENUES   OTHER REVENUES
                              -------   --------   -------   --------   -------   --------   --------------
     Year ended:
       December 31, 1997....    68%        40%       12%        12%       20%        16%           32%
       December 31, 1996....    69%        42%       12%        12%       19%        14%           32%
       December 31, 1995....    68%        43%       12%        11%       20%        15%           31%

     Consistent with the long-term care industry in general, changes in the mix of the Company's patient population among the Medicaid, Medicare and private categories can significantly affect revenues and profitability. Although the level of cost reimbursement for Medicare patients typically generates the highest revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of nursing care and other services for such patients. In most states, private patients are the most profitable, and Medicaid patients are the least profitable.

     The Company has experienced significant growth in ancillary revenues over the past several years. Ancillary revenues are derived from providing services to residents beyond room, board and custodial care and include occupational, physical, speech, respiratory and intravenous ("IV") therapy, as well as sales of pharmaceuticals and other services. Such services are currently provided primarily to Medicare and private pay patients, consistent with the trend in healthcare of providing a broader range of services in a lower cost setting, such as the Company's nursing facilities. The Company is pursuing further growth of ancillary revenues, through acquisitions as well as internal expansion of specialty services such as rehabilitation. Due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services, and the corresponding reduction in costs, the overall rate of growth in ancillary revenues has been adversely impacted.

     Medicaid programs are currently in existence in all of the states in which the Company operates nursing facilities. While these programs differ in certain respects from state to state, they are all subject to federally-imposed requirements, and at least 50% of the funds available under these programs is provided by the federal government under a matching program.

     The Medicaid and Medicare programs each contain specific requirements which must be adhered to by healthcare facilities in order to qualify under the programs. Currently, Medicare and most state Medicaid programs utilize a cost-based reimbursement system for nursing facilities which reimburses facilities for the reasonable direct and indirect allowable costs incurred in providing routine patient care services (as defined by the programs) plus, in certain states, efficiency incentives or a return on equity, subject to certain cost ceilings. These costs normally include allowances for administrative and general costs as well as the costs of property and equipment (e.g. depreciation and interest, fair rental allowance or rental expense). In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, payments made to a facility on an interim basis that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs vary as to methodology used to determine the level of allowable costs which are reimbursed to operators.

     Arkansas and California provide for reimbursement at a flat daily rate, as determined by the responsible state agency. Several states in which the Company currently operates have enacted payment mechanisms which are based on patient acuity versus traditional cost-based methodologies. Many other states are actively developing similar payment systems. There can be no assurances made as to the ultimate impact of these changes in payment mechanisms on the Company's consolidated financial position, results of operations, or cash flows.

     Governmental funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to healthcare facilities. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act") in which Congress included numerous program changes directed at balancing the federal budget. The legislation changes Medicare and Medicaid policy in a number of ways, including: (i) development of new Medicare and Medicaid health plan options; (ii) creation of additional safeguards against healthcare fraud and abuse; (iii) repeal of the Medicaid "Boren Amendment" payment standard; (iv) a 10% reduction in Part B therapy costs for the period from January 1, 1998 through July 1, 1998, at which time reimbursement for these services will be based on HCFA established fee schedules; (v) the phasing in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998 (which will be in effect for the Company in January
1999); and (vi) establishment of limitations on Part B therapy charges per beneficiary per year. The legislation includes new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures. At this time, the Company has not been able to fully assess the impact of these changes, due in part to uncertainty as to the details of implementation and interpretation of the legislation by HCFA and, therefore, no assurances can be made as to the ultimate impact of this legislation or future healthcare reform legislation on the Company's consolidated financial position, results of operations, or cash flows. However, future federal budget legislation and regulatory changes may negatively impact the Company.

     During the first quarter of 1998, proposed rules were issued by HCFA which, if implemented in their proposed form, would establish guidelines for maximum reimbursement to skilled nursing facilities for contracted speech and occupational therapy services based on equivalent salary amounts for on-staff therapists. In addition, these proposed rules would revise the salary equivalency rules currently in effect for physical and respiratory therapy services. The Company does not expect the new rules to have a material adverse effect on its consolidated results of operations or cash flows based on the following: (i) the Company currently provides the majority of its therapy services through on-staff therapists; and (ii) the salary equivalency guidelines cease to apply to skilled nursing facilities once the 1997 Act provisions for PPS become effective.

     In addition to the requirements to be met by the Company's facilities for annual licensure renewal, the Company's healthcare facilities are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their operator's licenses and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities and the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of medical care. Such requirements are subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

     HCFA adopted survey, certification and enforcement procedures by regulations effective July 1, 1995 to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") governing survey, certification and enforcement of the requirements for contract participation by skilled nursing facilities under Medicare and nursing facilities under Medicaid. Among the provisions that HCFA has adopted are requirements that (i) surveys focus on residents' outcomes; (ii) all deviations from the participation requirements will be considered deficiencies, but all deficiencies will not constitute noncompliance; and (iii) certain types of deficiencies must result in the imposition of a sanction. The regulations also identify alternative remedies and specify the categories of deficiencies for which they will be applied. These remedies include: temporary management; denial of payment for new admissions; denial of payment for all residents; civil money penalties of $50 to $10,000 per day of violation; closure of facility and/or transfer of residents in emergencies; directed plans of correction; and directed in service training. The regulations also specify under what circumstances alternative enforcement remedies or termination, or both, will be imposed on facilities which are not in compliance with the participation requirements. The Company has undertaken an analysis of the procedures in respect of its programs and facilities covered by the final HCFA regulations. While the Company is unable to predict with total accuracy the degree to which its programs and facilities will be determined to be in compliance with regulations in the future, compliance data for the past year is available. Results of HCFA surveys for the past year have determined that in the states where the Company operates nursing facilities, the Company has a higher percentage of deficiency-free facilities than the rest of the facilities in those states combined. Furthermore, the Company's facilities that are cited with deficiencies are cited less frequently than the rest of the facilities in the industry. Although the Company could be adversely affected if a substantial portion of its programs or facilities were eventually determined not to be in compliance with the HCFA regulations, the Company believes its programs and facilities generally exceed industry standards.

     The Company believes that its facilities are in substantial compliance with the various Medicaid and Medicare regulatory requirements currently applicable to them. In the ordinary course of its business, however, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions can include the imposition of fines, temporary suspension of admission of new patients to the facility, decertification from participation in the Medicaid or Medicare programs and, in extreme circumstances, revocation of a facility's license.

     The Medicaid and Medicare programs provide criminal penalties for entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business that is reimbursed under these programs. The illegal remuneration provisions of the Social Security Act, also known as the "anti-kickback" statute, prohibit the payment or receipt of remuneration intended to induce the purchasing, leasing, ordering or arranging for any good, facility, service or item paid by Medicaid or Medicare programs. The violation of the illegal remuneration provisions is a felony and can result in the imposition of fines of up to $25,000 per occurrence. In addition, certain states in which the Company's facilities are located have enacted statutes which prohibit the payment of kickbacks, bribes and rebates for the referral of patients. The Medicare program has published certain "Safe Harbor" regulations which describe various criteria and guidelines for transactions which are deemed to be in compliance with the anti-remuneration provisions. Although the Company has contractual arrangements with some healthcare providers, management believes it is in compliance with the anti-kickback statute and other provisions of the Social Security Act and with the applicable state statutes. However, there can be no assurance that government officials responsible for enforcing these statutes will not assert that the Company or certain transactions in which it is involved are in violation of these statutes. The Social Security Act also imposes criminal and civil penalties for making false claims to the Medicaid and Medicare programs for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement.

     The Medicare and Medicaid programs also provide for the mandatory and/or permissive exclusion of providers of services who are convicted of certain offenses or who have been found to have violated certain laws or regulations. In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification from participation in Medicaid and Medicare programs. In addition, some federal and state regulations provide that all facilities under common control or ownership licensed to do business within a state are subject to delicensure if any one or more of such facilities is delicensed.

     While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that healthcare providers could use the Boren Amendment to require states to comply with their legal obligation to adequately fund Medicaid programs. The 1997 Act repeals the Boren Amendment and authorizes states to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This will require facilities to become more involved in the rate setting process and failure to do so may interfere with a facility's ability to challenge rates later.

COMPETITION

     The long-term care industry is highly competitive. The Company's competitive position varies from facility to facility, from community to community and from state to state. Some of the significant competitive factors for the placing of patients in a nursing facility include quality of care, reputation, physical appearance of facilities, services offered, family preferences, location, physician services and price. The Company's operations compete with services provided by nursing facilities, acute care hospitals, subacute facilities, transitional hospitals, rehabilitation facilities, hospices and home healthcare centers. The Company also competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. There can be no assurance that the Company will not encounter increased competition which could adversely affect its business, results of operations or financial condition.

EMPLOYEES

     At December 31, 1997, the Company had approximately 74,000 employees. The Company is subject to both federal minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

     The federal government passed legislation in 1996 to increase the minimum wage in two phases. The initial increase took effect October 1, 1996, with the final increase effective September 1, 1997. This new legislation did not result in a material increase in the Company's wage rates in 1997 or 1996, because a substantial portion of the Company's associates earn in excess of the new minimum wage levels. The effect of the new minimum wage on the Company's future operations is not expected to be material as the Company believes that a significant portion of such increase will be reimbursed through Medicare and Medicaid rate increases.

     In recent years, the Company has experienced increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel, increased staffing levels in its nursing facilities due to greater patient acuity and the hiring of therapists on staff. The Company's ability to control costs, including its wages and related expenses which continue to rise and represent the largest component of the Company's operating and administrative expenses, will significantly impact its future operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Results."

     In the past, the healthcare industry, including the Company's long-term care facilities, has experienced a shortage of nurses to staff healthcare operations, and, more recently, the healthcare industry has experienced a shortage of therapists. The Company is not currently experiencing a nursing or therapist shortage, but it competes with other healthcare providers for nursing and therapist personnel and may compete with other service industries for persons serving the Company in other capacities, such as nurses' aides. A nursing, therapist or nurse's aide shortage could force the Company to pay even higher salaries and make greater use of higher cost temporary personnel. A lack of qualified personnel might also require the Company to reduce its census or admit patients requiring a lower level of care, both of which could adversely affect operating results.

     Approximately 100 of the Company's facilities, or 7% of the Company's employees, are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. The Company, being one of the largest employers within the long-term healthcare industry, has been the target of a "corporate campaign" by two AFL-CIO affiliated unions attempting to organize certain of the Company's facilities. Although the Company has never experienced any material work stoppages and believes that its relations with its employees are generally good, the Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on the Company's operations.

     Excessive litigation is a tactic common to "corporate campaigns" and one that is being employed against the Company. There have been several proceedings against facilities operated by the Company before the National Labor Relations Board ("NLRB"). These proceedings consolidate individual cases from separate facilities, and certain of these proceedings are currently pending before the NLRB. The Company is vigorously defending these proceedings. The Company believes, based on advice of its general counsel, that many of these cases are without merit, and further, it is the Company's belief that the NLRB-related proceedings, individually and in the aggregate, are not material to the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. PROPERTIES.

     At January 31, 1998, the Company operated 568 nursing facilities, 34 assisted living centers, 13 transitional hospitals, 70 outpatient therapy clinics and 25 home health centers in 31 states and the District of Columbia. Most of the Company's 188 leased nursing facilities are subject to "net" leases which require the Company to pay all taxes, insurance and maintenance costs. Most of the Company's leases have original terms from ten to fifteen years and contain at least one renewal option, which could extend the original term of the leases by five to fifteen years. Many of the Company's leases also contain purchase options. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of the nursing facilities and assisted living centers owned by the Company are included in the collateral securing the obligations under its various debt agreements. See "Part II, Item 8 -- Note 4 of Notes to Consolidated Financial Statements."

     The following is a summary of the Company's nursing facilities, assisted living centers, transitional hospitals, outpatient therapy clinics and home health centers at January 31, 1998:

                                                                                        OUTPATIENT    HOME
                                   NURSING            ASSISTED        TRANSITIONAL       THERAPY     HEALTH
                                  FACILITIES       LIVING CENTERS       HOSPITALS        CLINICS     CENTERS
                              ------------------   --------------   -----------------   ----------   -------
                                         TOTAL                                TOTAL
                                       LICENSED             TOTAL            LICENSED
          LOCATION            NUMBER     BEDS      NUMBER   UNITS   NUMBER     BEDS       NUMBER     NUMBER
          --------            ------   ---------   ------   -----   ------   --------   ----------   -------
Alabama.....................    21       2,725       --       --      --        --          --         --
Arizona.....................     3         480       --       --       1        48          --         --
Arkansas....................    31       3,827        3       48       1        38          --          2
California..................    68       7,238        2      113      --        --          --          9
District of Columbia........     1         355       --       --      --        --          --         --
Florida.....................    61       7,704        5      290      --        --          --         --
Georgia.....................    17       2,100        4       72      --        --          18          2
Hawaii......................     2         396       --       --      --        --          --         --
Illinois....................     3         275       --       --      --        --          --         --
Indiana.....................    26       3,817        1       16       1        40          --          1
Kansas......................    33       2,164        3       39      --        --          --         --
Kentucky....................     8       1,037       --       --      --        --          --         --
Maryland....................     4         585        1       16      --        --           9         --
Massachusetts...............    24       2,402       --       --      --        --          --         --
Michigan....................     2         206       --       --      --        --          --         --
Minnesota...................    35       3,152        3       32      --        --          --         --
Mississippi.................    21       2,466       --       --      --        --          --         --
Missouri....................    29       3,038        3      101      --        --          --          1
Nebraska....................    24       2,173        1       16      --        --          --          3
New Jersey..................     1         120       --       --      --        --          --         --
North Carolina..............    11       1,398        1       16      --        --          --         --
Ohio........................    12       1,433       --       --       1        44           3         --
Oklahoma....................    --          --       --       --       2        64          --         --
Pennsylvania................    42       4,785        3       53      --        --          --          3
South Carolina..............     3         302       --       --      --        --           2         --
South Dakota................    17       1,232       --       --      --        --          --         --
Tennessee...................     7         948        2       57       3       105          --         --
Texas.......................    --          --       --       --       4       332          38          3
Virginia....................    16       2,113        2       32      --        --          --         --
Washington..................    11       1,082       --       --      --        --          --         --
West Virginia...............     3         310       --       --      --        --          --         --
Wisconsin...................    32       3,513       --       --      --        --          --          1
                               ---      ------       --      ---      --       ---          --         --
                               568      63,376       34      901      13       671          70         25
                               ===      ======       ==      ===      ==       ===          ==         ==
CLASSIFICATION
-----------
Owned.......................   378      41,561       30      709       1       198          --         --
Leased......................   188      21,680        4      192      12       473          70         25
Managed.....................     2         135       --       --      --        --          --         --
                               ---      ------       --      ---      --       ---          --         --
                               568      63,376       34      901      13       671          70         25
                               ===      ======       ==      ===      ==       ===          ==         ==

ITEM 3. LEGAL PROCEEDINGS.

     On March 4, 1998, a jury in California returned a verdict of $95.1 million against a nursing facility operated by a subsidiary of the Company. The verdict, which was based on findings of fraud as well as negligence and abuse, consisted of $365,580 in compensatory damages and $94.7 million in punitive damages. Since punitive damages are generally not covered by insurance, a final judgement of this size could have a material adverse effect on the Company's consolidated results of operations and financial position. However, it is the Company's belief, based on discussions with its trial and appellate counsel, that many of the jury's findings, including fraud, are not supportable from the evidence presented in the case, and the judgement entered will be significantly reduced by the trial court or an appeal. The Company intends to aggressively pursue all post-trial remedies available to it.

     There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages which are generally not covered by insurance. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 20, 1997, in conjunction with the Reorganization, the Company held a Special Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of approving and adopting an Agreement and Plan of Distribution, approving and adopting an Agreement and Plan of Merger, approving the New Beverly 1997 Long-Term Incentive Plan, approving the New Beverly Non-Employee Directors Stock Option Plan, approving the possible adjournment of the Special Meeting of Stockholders for purposes of soliciting additional votes in favor of the above proposals and transacting such other business as may have properly come before the meeting or any adjournment thereof.

     The Agreement and Plan of Distribution was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For......................................................  88,956,221
Against..................................................     153,732
Abstentions..............................................     184,382

     The Agreement and Plan of Merger was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For......................................................  88,958,901
Against..................................................     150,959
Abstentions..............................................     184,475

     The New Beverly 1997 Long-Term Incentive Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For......................................................  83,453,156
Against..................................................   5,560,086
Abstentions..............................................     281,093

     The New Beverly Non-Employee Directors Stock Option Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For......................................................  81,970,461
Against..................................................   6,971,231
Abstentions..............................................     352,643

     The possible adjournment of the Special Meeting was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:


For......................................................  63,009,792
Against..................................................  25,144,748
Abstentions..............................................   1,139,795

EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth, as to each executive officer and director of the Company, such person's name, positions with the Company and age. Each executive officer and director of the Company holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The information below is given as of March 18, 1998.

                    NAME                                           POSITION                       AGE
                    ----                                           --------                       ---
David R. Banks(1)............................  Chairman of the Board, Chief Executive Officer
                                               and Director                                       61
Boyd W. Hendrickson(1).......................  President, Chief Operating Officer and Director    53
William A. Mathies...........................  Executive Vice President and President -- Beverly
                                                Healthcare                                        38
T. Jerald Moore..............................  Executive Vice President and President -- Beverly
                                                Specialty Hospitals                               57
Robert W. Pommerville........................  Executive Vice President, General Counsel and
                                                Secretary                                         57
Bobby W. Stephens............................  Executive Vice President -- Asset Management       53
Scott M. Tabakin.............................  Executive Vice President and Chief Financial
                                               Officer                                            39
Mark D. Wortley..............................  Executive Vice President and President -- Beverly
                                               Care Alliance                                      42
Pamela H. Daniels............................  Vice President, Controller and Chief Accounting
                                               Officer                                            34
Beryl F. Anthony, Jr.(1)(3)(5)...............  Director                                           60
Carolyne K. Davis, R.N., Ph.D.(1)(4).........  Director                                           66
James R. Greene(2)(3)(4).....................  Director                                           76
Edith E. Holiday(2)(4)(5)....................  Director                                           46
Jon E. M. Jacoby(1)(2).......................  Director                                           59
Risa J. Lavizzo-Mourey, M.D.(3)(4)...........  Director                                           43
Marilyn R. Seymann(2)(4)(5)..................  Director                                           55

---------------

(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

(4) Member of the Quality Management Committee.

(5) Member of the Nominating Committee.

     Mr. Banks has been a director of the Company since 1979 and has served as Chief Executive Officer since May 1989 and Chairman of the Board since March 1990. Mr. Banks was President of the Company from 1979 to September 1995. Mr. Banks is a director of Nationwide Health Properties, Inc., Ralston Purina Company, Wellpoint Health Networks, Inc., and trustee for Occidental College. Mr. Banks also serves as a director of PharMerica, Inc., a major supplier of institutional pharmacy services to the Company.

     Mr. Hendrickson joined the Company in 1988 as a Division President. He was elected Vice President of Marketing in May 1989, Executive Vice President of Operations and Marketing in February 1990, President of Beverly Healthcare in January 1995 and President, Chief Operating Officer and a director of the Company in September 1995. He is a director of PharMerica, Inc.

     Mr. Mathies joined the Company in 1981 as an Administrator in training. He was an Administrator until 1986 at which time he became a Regional Manager. In 1988, Mr. Mathies was elected Vice President of Operations for the California region and was elected Executive Vice President of the Company and President of the corporations within Beverly Healthcare in September 1995.

     Mr. Moore joined the Company as Executive Vice President in December 1992 and was elected President of the corporations within Beverly Specialty Hospitals in June 1996. Mr. Moore was employed at Aetna Life and Casualty from 1963 to 1992 and was elected Senior Vice President in 1990.

     Mr. Pommerville first joined the Company in 1970 and left in 1976. He rejoined the Company as Vice President and General Counsel in 1984 and was elected Secretary in February 1990, Senior Vice President in March 1990 and Executive Vice President and Acting Compliance Officer in February 1995.

     Mr. Stephens joined the Company as a staff accountant in 1969. He was elected Assistant Vice President in 1978, Vice President of the Company and President of the Company's Central Division in 1980, and Executive Vice President in February 1990. Mr. Stephens is a director of City National Bank in Fort Smith, Arkansas, Beverly Japan Corporation, and Harbortown Properties, Inc.

     Mr. Tabakin joined the Company in October 1992 as Vice President, Controller and Chief Accounting Officer. He was elected Senior Vice President in May 1995, Acting Chief Financial Officer in September 1995 and Executive Vice President and Chief Financial Officer in October 1996. From 1980 to 1992, Mr. Tabakin was with Ernst & Young LLP.

     Mr. Wortley joined the Company as Senior Vice President and President of the corporations within Beverly Care Alliance in September 1994 and was elected Executive Vice President in February 1996. From 1988 to 1994, Mr. Wortley was an officer of Therapy Management Innovations.

     Ms. Daniels joined the Company in May 1988 as Audit Coordinator. She was promoted to Financial Reporting Senior Manager in 1991 and Director of Financial Reporting in 1992. She was elected Vice President, Controller and Chief Accounting Officer in October 1996. From 1985 to 1988, Ms. Daniels was with Price Waterhouse LLP.

     Mr. Anthony served as a member of the United States Congress and was Chairman of the Democratic Congressional Campaign Committee from 1987 through 1990. In 1993, he became a partner in the Winston & Strawn law firm. He has been a director of the Company since January 1993.

     Dr. Davis is currently a part-time scholar in residence at the Sloan Health Management Program at Cornell University, Ithaca, New York. She served as Administrator of the Health Care Financing Administration of the U.S. Department of Health and Human Services from 1981 to 1985. She was a director of the Company from 1985 to 1989 and served as consultant and advisor to the Company's Board of Directors from 1989 to 1997. She was a national and international health care advisor to Ernst & Young LLP from 1985 to 1997. She is a member of the Institute of Medicine and the National Academy of Science, a trustee for the University of Pennsylvania Medical Center, a member of the board of directors for Georgetown University, a director of Beckman Instruments, Inc., Merck & Co., Inc., The Prudential Insurance Company of North America, Pharmaceutical Marketing Services, Inc. and MiniMed, Inc. She has been a director of the Company since December 1997.

     Mr. Greene's principal occupation has been that of a director and consultant to various U.S. and international businesses since 1986. He is a director of Buck Engineering Company and Bank Leumi. He has been a director of the Company since January 1991.

     Ms. Holiday is an attorney. She served as White House Liaison for the Cabinet and all federal agencies during the Bush administration. Prior to that, Ms. Holiday served as General Counsel of the U.S. Treasury Department, as well as its Assistant Secretary of Treasury for Public Affairs and Public Liaison. She is a director of Amerada Hess Corporation, Hercules Incorporated and H.J. Heinz Company and a director or trustee of various investment companies in the Franklin Templeton Group of Funds. She has been a director of the Company since March 1995.

     Mr. Jacoby is Executive Vice President, Chief Financial Officer and a director of Stephens Group, Inc. Mr. Jacoby has held the indicated positions with Stephens Group, Inc. since 1986, and prior to that time, served as Manager of the Corporate Finance Department and Assistant to the President of Stephens Inc. Mr. Jacoby is a director of Power-One, Inc. and Delta and Pine Land Company, Inc. He has been a director of the Company since February 1987.

     Dr. Lavizzo-Mourey is Director of the Institute of Aging, Chief of the Division of Geriatric Medicine, Associate Executive Vice President for health policy, and Professor of Medicine at the University of Pennsylvania. From 1992 to 1994, Dr. Lavizzo-Mourey was in the Senior Executive Service in the Agency for Health Care Policy and Research, U.S. Public Health Service of the Department of Health and Human Services. She is a director of Managed Care Solutions, Inc. and Kapson Senior Quarters Corp. She has been a director of the Company since March 1995.

     Ms. Seymann is President and Chief Executive Officer of M One, Inc., a management and information systems consulting firm specializing in the financial services industry. From 1990 to 1993, Ms. Seymann was Director and Vice Chairman of the Federal Housing Finance Board. Prior to that, she served as Managing Director of Andersen Asset Based Services, a unit of Arthur Andersen LLP. From 1986 to 1990, Ms. Seymann was Executive Vice President of Chase Bank of Arizona and served as President, Private Banking of Chase Trust Company from 1987 to 1990. She is a director of Claremont Technology Group, Inc. She has been a director of the Company since March 1995.

     During 1997, there were eight meetings of the Board of Directors. Each director attended 75% or more of the meetings of the Board and committees on which he or she served.

     In 1997, directors, other than Mr. Banks and Mr. Hendrickson, received a retainer fee of $25,000 for serving on the Board and an additional fee of $1,000 for each Board or committee meeting attended. The chairperson of each committee received an additional $1,000 for each committee meeting attended. Mr. Banks, the Company's current Chairman of the Board and Chief Executive Officer, and Mr. Hendrickson, the Company's current President and Chief Operating Officer, received no additional cash compensation for serving on the Board or its committees.

     During 1997, the Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan (the "Non-Employee Director Deferred Compensation Plan") was approved. Such plan provides each nonemployee director the opportunity to receive awards equivalent to shares of Common Stock ("deferred share units") and to defer receipt of compensation for services rendered to the Company. There are three types of contributions available under the plan. First, nonemployee directors can defer all or part of retainer and meeting fees to a pre-tax deferred compensation account with two investment options. The first investment option is a cash account which is credited with interest, and the second investment option is a deferred share unit account, with each unit having a value equivalent to one share of Common Stock. The second type of contribution is a Company matching contribution whereby the Company matches 25% of the amount of fees deferred, to the extent the deferral is in the deferred share unit account. Third, as a replacement for the prior benefits under the retirement plan for outside directors, each nonemployee director receives a grant of 500 deferred share units each year which is automatically credited to the deferred share unit account. Distributions under the plan will commence upon retirement, termination, death or disability and will be made in shares of Common Stock unless the Board of Directors approves payment in cash.

     During 1997, the New Beverly Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Stock Option Plan") was approved. Such plan became effective December 3, 1997 and will remain in effect until December 31, 2007, subject to earlier termination by the Board of Directors. Such plan replaced the Nonemployee Directors' Plan entered into in 1994. There are 300,000 shares of the Company's $.10 par value common stock ("Common Stock") authorized for issuance, subject to certain adjustments, under the Non-Employee Directors Stock Option Plan. The Non-Employee Directors Stock Option Plan was amended by the Board of Directors on December 11, 1997 to provide that 3,375 stock options be granted to each nonemployee director on June 1 of each year until the plan is terminated, subject to the availability of shares. Such grants have been made since 1994 to each of the nonemployee directors. Such stock options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire ten years after date of grant.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York and Pacific Stock Exchanges. The table below sets forth, for the periods indicated, the range of high and low sales prices of the Common Stock as reported on the New York Stock Exchange composite tape.

                                                                PRICES
                                                              -----------
                                                              HIGH    LOW
                                                              ----    ---
1996
  First Quarter.............................................  $12 3/8 $10 1/8
  Second Quarter............................................   12 5/8  11
  Third Quarter.............................................   12 1/8   9 1/4
  Fourth Quarter............................................   13 3/4  10 5/8
1997
  First Quarter.............................................  $16 1/8 $12 1/4
  Second Quarter............................................   16 7/8  13 1/8
  Third Quarter.............................................   17 1/2  14 9/16
  Fourth Quarter............................................   17 1/2  12 1/8(1)
1998
  First Quarter (through March 18)..........................  $15 9/16 $12 5/16

---------------

(1) After the effect of the Reorganization on December 3, 1997 (as discussed herein).

     The Company is subject to certain restrictions under its long-term debt agreements related to the payment of cash dividends on its Common Stock. During 1997 and 1996, no cash dividends were paid on the Company's Common Stock and no future dividends are currently planned.

     At March 18, 1998, there were 5,824 record holders of the Common Stock.

EMPLOYEE STOCK PURCHASE PLAN

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charge to the Company's statement of operations for the year ended December 31, 1997 related to this plan was approximately $2,449,000. At December 31, 1997, there were approximately 4,700 participants in the plan.

     Merrill Lynch & Co., Merrill Lynch World Headquarters, North Tower, World Financial Center, New York, New York 10281, was appointed broker to open and maintain an account in each participant's name and to purchase shares of Common Stock on the New York Stock Exchange for each participant.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table of selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                         1997(1)        1996          1995         1994         1993
                                                       -----------   -----------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net operating revenues...............................  $ 3,217,099   $ 3,267,189   $3,228,553   $2,969,239   $2,884,451
Interest income......................................       13,201        13,839       14,228       14,578       15,269
                                                       -----------   -----------   ----------   ----------   ----------
        Total revenues...............................    3,230,300     3,281,028    3,242,781    2,983,817    2,899,720
Costs and expenses:
  Operating and administrative:
    Wages and related................................    1,772,429     1,819,500    1,736,151    1,600,580    1,593,410
    Other............................................    1,115,592     1,139,442    1,224,681    1,114,916    1,069,536
  Interest...........................................       82,713        91,111       84,245       64,792       66,196
  Depreciation and amortization......................      107,060       105,468      103,581       88,734       82,938
  Transaction costs..................................       44,000            --           --           --           --
  Impairment of long-lived assets:
    Adoption of SFAS No. 121.........................           --            --       68,130           --           --
    Development and other costs......................           --            --       32,147           --           --
                                                       -----------   -----------   ----------   ----------   ----------
        Total costs and expenses.....................    3,121,794     3,155,521    3,248,935    2,869,022    2,812,080
                                                       -----------   -----------   ----------   ----------   ----------
Income (loss) before provision for income taxes and
  extraordinary charge...............................      108,506       125,507       (6,154)     114,795       87,640
Provision for income taxes...........................       49,913        73,481        1,969       37,882       29,684
                                                       -----------   -----------   ----------   ----------   ----------
Income (loss) before extraordinary charge............       58,593        52,026       (8,123)      76,913       57,956
Extraordinary charge, net of income tax benefit of
  $1,099 in 1996, $1,188 in 1994 and $1,155 in
  1993...............................................           --        (1,726)          --       (2,412)      (2,345)
                                                       -----------   -----------   ----------   ----------   ----------
Net income (loss)....................................  $    58,593   $    50,300   $   (8,123)  $   74,501   $   55,611
                                                       ===========   ===========   ==========   ==========   ==========
Net income (loss) applicable to common shares........  $    58,593   $    50,300   $  (14,998)  $   66,251   $   31,173
                                                       ===========   ===========   ==========   ==========   ==========
Income (loss) per share of common stock(2):
  Basic:
    Before redemption premium on preferred stock and
      extraordinary charge...........................  $       .57   $       .53   $     (.16)  $      .80   $      .67
    Redemption premium on preferred stock............           --            --           --           --         (.25)
                                                       -----------   -----------   ----------   ----------   ----------
    Before extraordinary charge......................          .57           .53         (.16)         .80          .42
    Extraordinary charge.............................           --          (.02)          --         (.02)        (.03)
                                                       -----------   -----------   ----------   ----------   ----------
    Net income (loss)................................  $       .57   $       .51   $     (.16)  $      .78   $      .39
                                                       ===========   ===========   ==========   ==========   ==========
    Shares used to compute per share amounts.........  102,060,000    98,574,000   92,233,000   85,430,000   79,735,000
  Diluted:
    Before redemption premium on preferred stock and
      extraordinary charge...........................  $       .57   $       .50   $     (.16)  $      .78   $      .65
    Redemption premium on preferred stock............           --            --           --           --         (.23)
                                                       -----------   -----------   ----------   ----------   ----------
    Before extraordinary charge......................          .57           .50         (.16)         .78          .42
    Extraordinary charge.............................           --          (.01)          --         (.02)        (.03)
                                                       -----------   -----------   ----------   ----------   ----------
    Net income (loss)................................  $       .57   $       .49   $     (.16)  $      .76   $      .39
                                                       ===========   ===========   ==========   ==========   ==========
  Shares used to compute per share amounts...........  103,422,000   110,726,000   92,233,000   98,016,000   85,243,000
CONSOLIDATED BALANCE SHEET DATA:
Total assets.........................................  $ 2,073,469   $ 2,525,082   $2,506,461   $2,322,578   $2,000,804
Current portion of long-term obligations.............  $    31,551   $    38,826   $   84,639   $   60,199   $   43,125
Long-term obligations, excluding current portion.....  $   686,941   $ 1,106,256   $1,066,909   $  918,018   $  706,917
Stockholders' equity.................................  $   862,505   $   861,095   $  820,333   $  827,244   $  742,862
OTHER DATA:
Patient days.........................................   21,676,000    23,670,000   25,297,000   26,766,000   29,041,000
Average occupancy percentage(3)......................         88.9%         87.4%        88.1%        88.5%        88.5%
Number of nursing home beds..........................       63,552        71,204       75,669       78,058       85,001

---------------
(1) Amounts for 1997 include the operations of PCA up until the effective date of the Merger (as discussed herein).
(2) The earnings per share amounts prior to 1997 were restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See "Part II, Item 8 -- Note 1 of Notes to Consolidated Financial Statements."
(3) Average occupancy percentage for 1997 was based on operational beds, and for all periods prior to 1997, such percentage was based on licensed beds. Average occupancy percentage for 1997 based on licensed beds was 87.1%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Beverly Enterprises, Inc. (formerly known as New Beverly Holdings, Inc.), which was incorporated on April 15, 1997 ("New Beverly"), is the successor to the former Beverly Enterprises, Inc., which was incorporated on February 27, 1987 ("Old Beverly"), as the result of a tax-free reorganization completed December 3, 1997 (the "Reorganization") in order to facilitate the Merger of PCA with Capstone (as discussed below). The Reorganization was accomplished in two steps. Old Beverly transferred or contributed to New Beverly all of its assets and liabilities, except for its institutional pharmacy business conducted by its wholly-owned subsidiary, Pharmacy Corporation of America and its subsidiaries ("PCA"), (the "Remaining Healthcare Business"), in exchange for all of the issued and outstanding common stock of New Beverly. Old Beverly immediately distributed the common stock of New Beverly to its stockholders on a one-for-one basis (the "Distribution"). As a result of the Distribution, New Beverly became an independent, publicly-traded company engaged in the Remaining Healthcare Business and owned by the stockholders of Old Beverly. Following the Distribution, Old Beverly, whose only assets consisted of the stock of PCA and its subsidiaries, merged with and into Capstone Pharmacy Services, Inc. ("Capstone"), with Capstone being the surviving corporation (the "Merger"). Immediately after the Merger, Capstone changed its name to PharMerica, Inc. and New Beverly changed its name to Beverly Enterprises, Inc. References to Beverly Enterprises, Inc., or the Company, prior to December 3, 1997 will mean the predecessor corporation, Old Beverly. References to Beverly Enterprises, Inc., or the Company, on or after December 3, 1997 will mean New Beverly, and New Beverly will be treated for accounting purposes as the continuing reporting entity with respect to the historical and future operations of the Company. See "Part II, Item 8 -- Note 2 of Notes to Consolidated Financial Statements."

     Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both federal and state governments. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act") in which Congress included numerous program changes directed at balancing the federal budget. The legislation changes Medicare and Medicaid policy in a number of ways, including: (i) development of new Medicare and Medicaid health plan options; (ii) creation of additional safeguards against healthcare fraud and abuse; (iii) repeal of the Medicaid "Boren Amendment" payment standard; (iv) a 10% reduction in Part B therapy costs for the period from January 1, 1998 through July 1, 1998, at which time reimbursement for these services will be based on HCFA established fee schedules; (v) the phase in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998 (which will be in effect for the Company in January
1999); and (vi) establishment of limitations on Part B therapy charges per beneficiary per year. The legislation includes new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures. At this time, the Company has not been able to fully assess the impact of these changes, due in part to uncertainty as to the details of implementation and interpretation of the legislation by the Health Care Financing Administration of the Department of Health and Human Services ("HCFA") and, therefore, no assurances can be made as to the ultimate impact of this legislation or future healthcare reform legislation on the Company's consolidated financial position, results of operations, or cash flows. However, future federal budget legislation and regulatory changes may negatively impact the Company.

     During the first quarter of 1998, proposed rules were issued by HCFA which, if implemented in their proposed form, would establish guidelines for maximum reimbursement to skilled nursing facilities for contracted speech and occupational therapy services, based on equivalent salary amounts for on-staff therapists. In addition, these proposed rules would revise the salary equivalency rules currently in effect for physical and respiratory therapy services. The Company does not expect the regulations to have a material adverse effect on its consolidated results of operations or cash flows based on the following: (i) the Company currently provides the majority of its therapy services through on-staff therapists; and (ii) the salary equivalency guidelines cease to apply to skilled nursing facilities once the 1997 Act provisions for PPS become effective.

     The federal government passed legislation in 1996 to increase the minimum wage in two phases. The initial increase took effect October 1, 1996, with the final increase effective September 1, 1997. This new legislation did not result in a material increase in the Company's wage rates in 1997 or 1996, because a substantial portion of the Company's associates earn in excess of the new minimum wage levels. The effect of the new minimum wage on the Company's future operations is not expected to be material as the Company believes that a significant portion of such increase will be reimbursed through Medicare and Medicaid rate increases.

     The Company's future operating performance will continue to be affected by the issues facing the long-term healthcare industry as a whole, including the maintenance of occupancy, its ability to continue to expand higher margin businesses, the availability of nursing, therapy and other personnel, the adequacy of funding of governmental reimbursement programs, the demand for nursing home care and the nature of any healthcare reform measures that may be taken by the federal government, as discussed above, as well as by any state governments. The Company's ability to control costs, including its wages and related expenses which continue to rise and represent the largest component of the Company's operating and administrative expenses, will also significantly impact its future operating results.

  IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The full effect of the Year 2000 Issue, including the total costs to complete such project, is not readily determinable at this time. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems or ongoing operations.

OPERATING RESULTS

  1997 COMPARED TO 1996

     Operating results for 1997 include the operations of PCA up until the effective date of the Merger (as discussed herein). Net income was $58,593,000 for the year ended December 31, 1997, as compared to net income of $50,300,000 for the same period in 1996. Net income for 1997 included a pre-tax charge of $44,000,000 relating to the Reorganization on December 3, 1997 (as discussed herein). Net income for 1996 included a $1,726,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs related to certain refinanced debt.

     The Company had an annual effective tax rate of 46% for the year ended December 31, 1997, compared to an annual effective tax rate of 59% for the same period in 1996. The annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of nondeductible transaction costs associated with the Reorganization. In addition, the annual effective tax rate in 1996 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill associated with the sale of the Company's MedView Services unit ("MedView").

     Net operating revenues and operating and administrative costs decreased approximately $50,100,000 and $70,900,000, respectively, for the year ended December 31, 1997, as compared to the same period in 1996. These decreases consist of the following: decreases in net operating revenues and operating and administrative costs of approximately $246,500,000 and $215,900,000, respectively, due to the disposition of, or lease terminations on 68 nursing facilities in 1997 and 83 nursing facilities and MedView in 1996; partially offset by increases in net operating revenues and operating and administrative costs of approximately $100,300,000 and $77,600,000, respectively, for facilities which the Company operated during each of the years ended December 31, 1997 and 1996 ("same facility operations"); increases in net operating revenues and operating and administrative costs of approximately $57,800,000 and $51,500,000, respectively, related to the acquisitions of eight nursing facilities in 1996, as well as certain outpatient therapy and hospice businesses acquired in 1997 and 1996; and increases in net operating revenues and operating and administrative costs of approximately $38,300,000 and $15,900,000, respectively, due to the operations of PCA.

     The increase in net operating revenues for same facility operations for the year ended December 31, 1997, as compared to the same period in 1996, was due to the following: approximately $103,200,000 due to increases in room and board rates and approximately $11,800,000 due primarily to increases in ancillary revenues and various other items. These increases in net operating revenues were partially offset by approximately $9,300,000 due to a decrease in same facility occupancy to 89.8% for the year ended December 31, 1997, as compared to 90.3% for the same period in 1996 and approximately $5,400,000 due to one less calendar day for the year ended December 31, 1997, as compared to the same period in 1996.

     The increase in operating and administrative costs for same facility operations for the year ended December 31, 1997, as compared to the same period in 1996, was due to the following: approximately $55,600,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $18,200,000 due primarily to increases in purchased ancillary products; approximately $14,300,000 due to increases in nursing supplies and other variable costs; and approximately $10,200,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $20,700,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

     Interest expense decreased approximately $8,400,000 as compared to the same period in 1996 primarily due to repayments of the term loan and revolver borrowings under the Company's 1994 Credit Agreement, the term loan under the Company's 1992 Credit Facility and the Nippon Term Loan during late 1996 with the proceeds from a new credit facility, as well as the redemption of the Company's 5 1/2% Debentures in the third quarter of 1997 and the debt repayments made during the fourth quarter of 1997 with the proceeds from the Merger (as discussed below). The increase in depreciation and amortization expense of approximately $1,600,000 as compared to the same period in 1996, was affected by the following: approximately $9,900,000 increase primarily due to capital additions and improvements, as well as acquisitions; partially offset by a decrease of approximately $8,300,000 related to the disposition of, or lease terminations on, certain nursing facilities and MedView.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which is required to be adopted in financial statements for periods beginning after December 15, 1997. SFAS No. 130 requires the presentation of comprehensive income in a company's financial statements. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income and charges directly to retained earnings which are excluded from net income. The Company will adopt SFAS No. 130 in its consolidated financial statements during the first quarter of 1998 and does not expect there to be a material effect on its consolidated financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") which is required to be adopted in financial statements for periods beginning after December 15, 1997. SFAS No. 131 provides revised disclosure guidelines for segments of a company based on a management approach to defining operating segments. The Company will provide reporting disclosures as required by SFAS No. 131 for the year ending December 31, 1998. The Company has not completed its review of SFAS No. 131, but does not anticipate that there will be a significant effect on the Company's reporting disclosures.

  1996 COMPARED TO 1995

     Net income was $50,300,000 for the year ended December 31, 1996, as compared to a net loss of $8,123,000 for the same period in 1995. Net income for 1996 included a $1,726,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs related to certain refinanced debt. Net loss for 1995 included a pretax charge of $100,277,000 for impaired long-lived assets related primarily to the adoption of SFAS No. 121 (as defined below) and the write-off of software and business development costs, as well as a charge of $4,000,000 related to an overhead and staff reduction program implemented during the fourth quarter of 1995.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

     In the fourth quarter of 1995, the Company recorded an impairment loss of approximately $68,130,000 upon adoption of SFAS No. 121. Such loss primarily related to certain nursing facilities, transitional hospitals, institutional pharmacies and assisted living centers with current period operating losses. Such current period operating losses, combined with a history of operating losses and anticipated future operating losses, led management to believe that impairment existed at such facilities. In addition, there were certain nursing facilities for which management expected an adverse impact on future earnings and cash flows as a result of recent changes in state Medicaid reimbursement programs. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility. If the undiscounted future cash flow estimates were less than the carrying value of the corresponding facility, management estimated the fair value of such facility and wrote the carrying value down to its estimate of fair value. Management calculated the fair value of the impaired facilities by using the present value of estimated future cash flows, or its best estimate of what such facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities the Company has purchased and sold in previous years.

     In addition to the SFAS No. 121 charge, the Company recorded a fourth quarter of 1995 impairment loss for other long-lived assets of approximately $32,147,000 primarily related to the write-off of software and business development costs. During the fourth quarter of 1995, the Company hired a new Senior Vice President of Information Technology, who redirected the Company's systems development initiatives, causing a write-down, or a write-off, of certain software and software development projects. In addition, the Company wrote off certain business development and other costs where the Company believed the carrying amounts were unrecoverable.

     The Company had an annual effective tax rate of 59% for the year ended December 31, 1996, compared to a negative annual effective tax rate of 32% for the same period in 1995. The annual effective tax rate in 1996 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill associated with the sale of MedView. In addition, the annual effective tax rate in 1995 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill included in the adjustments resulting from the adoption of SFAS No. 121. At December 31, 1996, the Company had general business tax credit carryforwards of $12,236,000 for income tax purposes which expire in years 2005 through 2011. For financial reporting purposes, the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods.

     Net operating revenues increased approximately $38,600,000 for the year ended December 31, 1996, as compared to the same period in 1995. This increase consists of the following: increases of approximately $62,300,000 for facilities which the Company operated during each of the years ended December 31, 1996 and 1995 ("same facility operations"); increases of approximately $91,700,000 related to the acquisition of Pharmacy Management Services, Inc. ("PMSI") in mid-1995, acquisitions of eight nursing facilities, and certain pharmacy, hospice and outpatient therapy businesses during 1996 and the expanded operations of American Transitional Hospitals, Inc. ("ATH"); partially offset by decreases of approximately $115,400,000 due to the disposition of, or lease terminations on, 83 nursing facilities and MedView in 1996 and 29 nursing facilities in 1995. Operating and administrative costs decreased approximately $1,900,000 for the year ended December 31, 1996, as compared to the same period in 1995. This decrease consists of the following: decreases of approximately $114,200,000 due to the disposition of, or lease terminations on, 83 nursing facilities and MedView in 1996 and 29 nursing facilities in 1995; offset by increases of approximately $39,000,000 for same facility operations and increases of approximately $73,300,000 related to the acquisition of PMSI in mid-1995, acquisitions of eight nursing facilities, and certain pharmacy, hospice and outpatient therapy businesses during 1996 and the expanded operations of ATH.

     The increase in net operating revenues for same facility operations for the year ended December 31, 1996, as compared to the same period in 1995, was due to the following: approximately $110,500,000 due primarily to increases in room and board rates; and approximately $5,600,000 due to one additional calendar day for the year ended December 31, 1996, as compared to the same period in 1995. These increases in net operating revenues were partially offset by approximately $28,500,000 due to a decrease in same facility occupancy to 87.7% for the year ended December 31, 1996, as compared to 88.9% for the same period in 1995; approximately $19,700,000 due to decreases in ancillary revenues primarily due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services; and approximately $5,600,000 due to various other items.

     The increase in operating and administrative costs for same facility operations for the year ended December 31, 1996, as compared to the same period in 1995, was due to the following: approximately $109,000,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $8,300,000 due to increases in nursing supplies and other variable costs; and approximately $19,100,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $93,400,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services; and approximately $4,000,000 due to an overhead and staff reduction program implemented during the fourth quarter of 1995.

     Interest expense increased approximately $6,900,000 as compared to the same period in 1995 primarily due to the exchange of Preferred Stock into 5 1/2% Debentures in November 1995, the issuance and assumption of approximately $40,000,000 of long-term obligations in conjunction with certain acquisitions and the issuance of $25,000,000 of taxable revenue bonds during 1995, partially offset by a reduction of approximately $52,800,000 of long-term obligations in conjunction with the disposition of certain facilities. Although depreciation and amortization expense increased only $1,900,000 as compared to the same period in 1995, it was affected by the following: approximately $5,800,000 increase primarily due to capital additions and improvements and, to a lesser extent, acquisitions; partially offset by a decrease of approximately $3,900,000 related to the disposition of, or lease terminations on, certain nursing facilities.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had approximately $105,200,000 in cash and cash equivalents and net working capital of approximately $282,300,000. The Company anticipates that approximately $36,100,000 of its existing cash at December 31, 1997, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $324,300,000 of unused commitments under its Revolver/Letter of Credit Facility as of December 31, 1997.

     Net cash provided by operating activities for the year ended December 31, 1997 was approximately $144,200,000. Net cash provided by investing activities and net cash used for financing activities were approximately $230,900,000 and $339,600,000, respectively, for the year ended December 31, 1997. The Company primarily used cash generated from operations to fund capital expenditures totaling approximately $133,100,000. The Company received net cash proceeds of approximately $421,400,000 from the dispositions of facilities and other assets (which includes approximately $281,000,000 of cash from the Merger of PCA with Capstone), approximately $32,300,000 from collections on notes receivable and the Company's REMIC investment and approximately $31,100,000 from the issuance of long-term obligations. Such net cash proceeds were used to fund acquisitions of approximately $61,600,000, to repay approximately $166,400,000 of long-term obligations, to repurchase shares of Common Stock, and to repay Revolver borrowings.

     As a result of the Merger of PCA with Capstone, the Company received approximately $281,000,000 of cash as partial repayment for PCA's intercompany debt, with a charge to the Company's retained earnings of approximately $45,100,000 for the remaining intercompany balance which was not repaid. The Company used such cash to repay Revolver borrowings, to redeem the 7 5/8% convertible subordinated debentures, to pay off the 8 3/4% Notes, to repay certain other notes and mortgages and for general corporate purposes. Pursuant to the Reorganization, each of the Company's stockholders of record at the close of business on December 3, 1997 received .4551 shares of PharMerica, Inc.'s common stock for each share of the Company's Common Stock held. The conversion ratio was based on a total of 109,873,230 outstanding shares of the Company's Common Stock at the close of business on December 3, 1997 divided into the 50,000,000 shares issued by PharMerica, Inc.

     In connection with the Reorganization, the Company incurred $44,000,000 of transaction costs related to the restructuring, repayment or renegotiating of substantially all of the Company's outstanding debt instruments, as well as the renegotiating or making of certain payments, primarily in the form of accelerated vesting of stock-based awards, under various employment agreements with officers of the Company. Such amounts were funded with a portion of the $281,000,000 proceeds received as partial repayment of PCA's intercompany debt, as discussed above. Included in the $44,000,000 of transaction costs were approximately $18,000,000 of non-cash expenses related to various long-term incentive agreements.

     On July 17, 1997, the Company called its 5 1/2% convertible subordinated debentures (the "5 1/2% Debentures") for redemption on August 18, 1997. A total of $149,162,550 of the $150,000,000 aggregate principal amount outstanding was converted to 11,189,924 shares of the Company's Common Stock, increasing the Company's outstanding shares. The remaining principal amount of $837,450 was redeemed at 103.30% of the principal amount. Had the conversion been completed prior to January 1, 1997, the pro forma diluted net income per share for the year ended December 31, 1997 would have been $.56.

     During 1997, the Company entered into promissory notes totaling approximately $25,800,000 in conjunction with its purchase of certain nursing facilities. Such debt instruments bear interest at rates ranging from 7.78% to 8.63%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the purchased nursing facilities.

     In July 1996, the Company entered into a term loan facility (the "GE Capital Facility"), whereby the Company may borrow up to $25,000,000 from time to time in separate series, in amounts and at interest rates based on the three-year U.S. Treasury Note rate plus 230 basis points at the date of funding. The GE Capital Facility requires monthly principal and interest payments and is secured by a security interest in certain lighting equipment of various nursing facilities. As of December 31, 1997, approximately $9,600,000 of aggregate principal amount under the GE Capital Facility remained unissued.

     In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. During 1997, the Company repurchased approximately 4,900,000 shares of its Common Stock at a cost of approximately $62,700,000. The repurchases were financed primarily through proceeds from dispositions and borrowings under the Company's Revolver/Letter of Credit Facility. In connection with the Reorganization, the Company cancelled and retired 6,274,108 shares of Common Stock, with a book value of approximately $70,300,000, held in treasury on the effective date of the Reorganization.

     The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $31,600,000, to make normal recurring capital additions and improvements of approximately $102,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending December 31, 1998.

     As of December 31, 1997, the Company had total indebtedness of approximately $718,500,000 and total stockholders' equity of approximately $862,500,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   23
Consolidated Balance Sheets.................................   24
Consolidated Statements of Operations.......................   25
Consolidated Statements of Stockholders' Equity.............   26
Consolidated Statements of Cash Flows.......................   27
Notes to Consolidated Financial Statements..................   28
Supplementary Data (Unaudited) -- Quarterly Financial
  Data......................................................   47

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beverly Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

Little Rock, Arkansas
February 6, 1998, except
for Note 5, paragraph 6,
as to which the date is
March 4, 1998

                           BEVERLY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                        ASSETS
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $  105,230    $   69,761
  Accounts receivable -- patient, less allowance for
     doubtful accounts: 1997 -- $17,879; 1996 -- $25,618....     384,833       491,063
  Accounts receivable -- nonpatient, less allowance for
     doubtful accounts:
     1997 -- $626; 1996 -- $401.............................      14,400        13,480
  Notes receivable..........................................       4,409        10,746
  Operating supplies........................................      30,439        55,348
  Deferred income taxes.....................................      27,304        14,543
  Prepaid expenses and other................................      59,703        42,304
                                                              ----------    ----------
          Total current assets..............................     626,318       697,245
Property and equipment, net.................................   1,158,329     1,248,785
Other assets:
  Notes receivable, less allowance for doubtful notes:
     1997 -- $2,917; 1996 -- $4,951.........................      20,564        37,306
  Designated and restricted funds...........................      64,233        75,848
  Goodwill, net.............................................      99,280       356,197
  Other, net................................................     104,745       109,701
                                                              ----------    ----------
          Total other assets................................     288,822       579,052
                                                              ----------    ----------
                                                              $2,073,469    $2,525,082
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   75,791    $   99,121
  Accrued wages and related liabilities.....................     123,146       131,072
  Accrued interest..........................................      15,108        16,969
  Other accrued liabilities.................................      98,421        93,042
  Current portion of long-term obligations..................      31,551        38,826
                                                              ----------    ----------
          Total current liabilities.........................     344,017       379,030
Long-term obligations.......................................     686,941     1,106,256
Deferred income taxes payable...............................     111,388        83,610
Other liabilities and deferred items........................      68,618        95,091
Commitments and contingencies
Stockholders' equity:
  Preferred stock, shares authorized: 25,000,000............          --            --
  Common stock, shares issued: 1997 -- 109,890,205;
     1996 -- 104,432,848....................................      10,989        10,443
  Additional paid-in capital................................     874,335       774,672
  Retained earnings.........................................      27,571       133,957
  Treasury stock, at cost: 1997 -- 4,000,000 shares;
     1996 -- 5,423,408 shares...............................     (50,390)      (57,977)
                                                              ----------    ----------
          Total stockholders' equity........................     862,505       861,095
                                                              ----------    ----------
                                                              $2,073,469    $2,525,082
                                                              ==========    ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Net operating revenues.................................  $3,217,099    $3,267,189    $3,228,553
Interest income........................................      13,201        13,839        14,228
                                                         ----------    ----------    ----------
          Total revenues...............................   3,230,300     3,281,028     3,242,781
Costs and expenses:
  Operating and administrative:
     Wages and related.................................   1,772,429     1,819,500     1,736,151
     Other.............................................   1,115,592     1,139,442     1,224,681
  Interest.............................................      82,713        91,111        84,245
  Depreciation and amortization........................     107,060       105,468       103,581
  Transaction costs....................................      44,000            --            --
  Impairment of long-lived assets:
     Adoption of SFAS No. 121..........................          --            --        68,130
     Development and other costs.......................          --            --        32,147
                                                         ----------    ----------    ----------
          Total costs and expenses.....................   3,121,794     3,155,521     3,248,935
                                                         ----------    ----------    ----------
Income (loss) before provision for income taxes and
  extraordinary charge.................................     108,506       125,507        (6,154)
Provision for income taxes.............................      49,913        73,481         1,969
                                                         ----------    ----------    ----------
Income (loss) before extraordinary charge..............      58,593        52,026        (8,123)
Extraordinary charge, net of income tax benefit of
  $1,099...............................................          --        (1,726)           --
                                                         ----------    ----------    ----------
Net income (loss)......................................  $   58,593    $   50,300    $   (8,123)
                                                         ==========    ==========    ==========
Net income (loss) applicable to common shares..........  $   58,593    $   50,300    $  (14,998)
                                                         ==========    ==========    ==========
Income (loss) per share of common stock:
  Basic:
     Before extraordinary charge.......................  $      .57    $      .53    $     (.16)
     Extraordinary charge..............................          --          (.02)           --
                                                         ----------    ----------    ----------
     Net income (loss).................................  $      .57    $      .51    $     (.16)
                                                         ==========    ==========    ==========
     Shares used to compute per share amounts..........     102,060        98,574        92,233
                                                         ==========    ==========    ==========
  Diluted:
     Before extraordinary charge.......................  $      .57    $      .50    $     (.16)
     Extraordinary charge..............................          --          (.01)           --
                                                         ----------    ----------    ----------
     Net income (loss).................................  $      .57    $      .49    $     (.16)
                                                         ==========    ==========    ==========
     Shares used to compute per share amounts..........     103,422       110,726        92,233
                                                         ==========    ==========    ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                          ADDITIONAL
                                    PREFERRED   COMMON     PAID-IN     RETAINED    TREASURY
                                      STOCK      STOCK     CAPITAL     EARNINGS     STOCK       TOTAL
                                    ---------   -------   ----------   ---------   --------   ---------
Balances at January 1, 1995.......  $ 150,000   $ 8,962    $609,762    $  98,655   $(40,135)  $ 827,244
  Issuance of 12,361,184 shares of
     common stock for the purchase
     of PMSI......................         --     1,236     149,693           --         --     150,929
  Exchange of Preferred Stock into
     5 1/2% Debentures............   (150,000)       --          --           --         --    (150,000)
  Employee stock transactions,
     net..........................         --        64       7,094           --         --       7,158
  Preferred stock dividends.......         --        --          --       (6,875)        --      (6,875)
  Net loss........................         --        --          --       (8,123)        --      (8,123)
                                    ---------   -------    --------    ---------   --------   ---------
Balances at December 31, 1995.....         --    10,262     766,549       83,657    (40,135)    820,333
  Employee stock transactions,
     net..........................         --       181       8,123           --         --       8,304
  Purchase of 1,451,200 shares of
     common stock for treasury....         --        --          --           --    (17,842)    (17,842)
  Net income......................         --        --          --       50,300         --      50,300
                                    ---------   -------    --------    ---------   --------   ---------
Balances at December 31, 1996.....         --    10,443     774,672      133,957    (57,977)    861,095
  Employee stock transactions,
     net..........................         --        54      21,314           --         --      21,368
  Purchase of 4,850,700 shares of
     common stock for treasury....         --        --          --           --    (62,729)    (62,729)
  Cancellation and retirement of
     6,274,108 shares of common
     stock held in treasury.......         --      (627)    (69,689)          --     70,316          --
  Disposition of PCA..............         --        --          --     (121,230)        --    (121,230)
  Forgiveness of PCA intercompany
     balance......................         --        --          --      (45,081)        --     (45,081)
  Conversion of 5 1/2% Debentures
     into common stock............         --     1,119     147,991           --         --     149,110
  Conversion of 7 5/8% Debentures
     into common stock............         --        --          47           --         --          47
  Unrealized gains on securities,
     net of income taxes of
     $896.........................         --        --          --        1,332         --       1,332
  Net income......................         --        --          --       58,593         --      58,593
                                    ---------   -------    --------    ---------   --------   ---------
Balances at December 31, 1997.....  $      --   $10,989    $874,335    $  27,571   $(50,390)  $ 862,505
                                    =========   =======    ========    =========   ========   =========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1997           1996           1995
                                                       -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss)..................................  $    58,593    $    50,300    $    (8,123)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization...................      107,060        105,468        103,581
     Impairment of long-lived assets.................           --             --        100,277
     Provision for reserves on patient, notes and
       other receivables, net........................       34,341         28,544         15,889
     Amortization of deferred financing costs........        3,163          3,210          4,379
     Transaction costs...............................       44,000             --             --
     Extraordinary charge............................           --          2,825             --
     Gains on dispositions of facilities and other
       assets, net...................................      (19,901)       (20,951)        (2,253)
     Deferred taxes..................................       20,247         33,765        (20,394)
     Net decrease in insurance related accounts......      (25,432)       (22,336)       (10,531)
     Changes in operating assets and liabilities, net
       of acquisitions and dispositions:
       Accounts receivable -- patient................      (46,639)       (25,851)       (84,420)
       Operating supplies............................       (3,911)         3,226          1,649
       Prepaid expenses and other receivables........      (18,749)           771           (154)
       Accounts payable and other accrued expenses...        3,377        (53,029)        16,370
       Income taxes payable..........................       (7,305)        26,711         (6,194)
       Other, net....................................       (4,640)           527         (3,867)
                                                       -----------    -----------    -----------
          Total adjustments..........................       85,611         82,880        114,332
                                                       -----------    -----------    -----------
          Net cash provided by operating
            activities...............................      144,204        133,180        106,209
Cash flows from investing activities:
  Capital expenditures...............................     (133,087)      (136,442)      (161,911)
  Payments for acquisitions, net of cash acquired....      (61,567)       (80,981)       (34,184)
  Proceeds from dispositions of facilities and other
     assets..........................................      421,412        121,660         46,892
  Collections on notes receivable and REMIC
     investment......................................       32,273         12,809         15,594
  Other, net.........................................      (28,178)        (8,547)       (10,945)
                                                       -----------    -----------    -----------
          Net cash provided by (used for) investing
            activities...............................      230,853        (91,501)      (144,554)
Cash flows from financing activities:
  Revolver borrowings................................    1,604,000      1,308,000      1,017,000
  Repayments of Revolver borrowings..................   (1,745,000)    (1,230,000)      (939,000)
  Proceeds from issuance of long-term obligations....       31,137        228,862         25,000
  Repayments of long-term obligations................     (166,369)      (318,447)       (68,400)
  Purchase of common stock for treasury..............      (65,126)       (15,445)            --
  Proceeds from exercise of stock options............        5,401          3,620          2,146
  Deferred financing costs...........................       (1,251)        (7,560)        (2,161)
  Dividends paid on preferred stock..................           --           (688)        (8,250)
  Proceeds from designated funds, net................       (2,380)         3,437            349
                                                       -----------    -----------    -----------
          Net cash provided by (used for) financing
            activities...............................     (339,588)       (28,221)        26,684
                                                       -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents........................................       35,469         13,458        (11,661)
Cash and cash equivalents at beginning of year.......       69,761         56,303         67,964
                                                       -----------    -----------    -----------
Cash and cash equivalents at end of year.............  $   105,230    $    69,761    $    56,303
                                                       ===========    ===========    ===========
Supplemental schedule of cash flow information:
  Cash paid during the year for:
     Interest (net of amount capitalized)............  $    81,411    $    81,193    $    80,433
     Income taxes (net of refunds)...................       36,971         11,906         28,557

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     Beverly Enterprises, Inc. (formerly known as New Beverly Holdings, Inc.), which was incorporated on April 15, 1997 ("New Beverly"), is the successor to the former Beverly Enterprises, Inc., which was incorporated on February 27, 1987 ("Old Beverly"), as the result of a tax-free reorganization completed December 3, 1997 (the "Reorganization") in order to facilitate the Merger of PCA with Capstone (as discussed below). The Reorganization was accomplished in two steps. Old Beverly transferred or contributed to New Beverly all of its assets and liabilities, except for its institutional pharmacy business conducted by its wholly-owned subsidiary, Pharmacy Corporation of America and its subsidiaries ("PCA"), (the "Remaining Healthcare Business"), in exchange for all of the issued and outstanding common stock of New Beverly. Old Beverly immediately distributed the common stock of New Beverly to its stockholders on a one-for-one basis (the "Distribution"). As a result of the Distribution, New Beverly became an independent, publicly-traded company engaged in the Remaining Healthcare Business and owned by the stockholders of Old Beverly. Following the Distribution, Old Beverly, whose only assets consisted of the stock of PCA and its subsidiaries, merged with and into Capstone Pharmacy Services, Inc. ("Capstone"), with Capstone being the surviving corporation (the "Merger"). Immediately after the Merger, Capstone changed its name to PharMerica, Inc. and New Beverly changed its name to Beverly Enterprises, Inc. References to Beverly Enterprises, Inc., or the Company, prior to December 3, 1997 will mean the predecessor corporation, Old Beverly. References to Beverly Enterprises, Inc., or the Company, on or after December 3, 1997 will mean New Beverly, and New Beverly will be treated for accounting purposes as the continuing reporting entity with respect to the historical and future operations of the Company. See
Note 2 for additional information.

     The Company provides long-term healthcare in 31 states and the District of Columbia. Its operations include nursing facilities, acute long-term transitional hospitals, rehabilitation therapy services, outpatient therapy clinics, assisted living centers and home health centers. The consolidated financial statements of the Company include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation or, where appropriate, the present value of the related capital lease obligations less accumulated amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Intangible Assets

     Goodwill (stated at cost less accumulated amortization of $21,610,000 in 1997 and $38,446,000 in 1996) is being amortized over 40 years or, if applicable, the life of the lease using the straight-line method. Operating and leasehold rights and licenses, which are included in the consolidated balance sheet caption "Other, net," (stated at cost less accumulated amortization of $17,442,000 in 1997 and $18,716,000 in 1996) are being amortized over the lives of the related assets (principally 40 years) and leases (principally 10 to 15 years), using the straight-line method.

     On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such shortfall. As of December 31, 1997, the Company does not believe there is any indication that the carrying value or the amortization period of its intangibles needs to be adjusted. See "-- Impairment of Long-Lived Assets."

  Impairment of Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In accordance with SFAS No. 121, the Company assesses the need for an impairment write-down when such indicators of impairment are present.

     In the fourth quarter of 1995, the Company recorded an impairment loss of approximately $68,130,000 upon adoption of SFAS No. 121. Such loss primarily related to certain nursing facilities, transitional hospitals, institutional pharmacies and assisted living centers with current period operating losses. Such current period operating losses, combined with a history of operating losses and anticipated future operating losses, led management to believe that impairment existed at such facilities. In addition, there were certain nursing facilities for which management expected an adverse impact on future earnings and cash flows as a result of recent changes in state Medicaid reimbursement programs. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility. If the undiscounted future cash flow estimates were less than the carrying value of the corresponding facility, management estimated the fair value of such facility and wrote the carrying value down to its estimate of fair value. Management calculated the fair value of the impaired facilities by using the present value of estimated future cash flows, or its best estimate of what such facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities the Company has purchased and sold in previous years. There were no material impairment adjustments recorded during the years ended December 31, 1997 and 1996.

     In addition to the SFAS No. 121 charge, the Company recorded a fourth quarter of 1995 impairment loss for other long-lived assets of approximately $32,147,000 primarily related to the write-off of software and business development costs. During the fourth quarter of 1995, the Company hired a new Senior Vice President of Information Technology, who redirected the Company's systems development initiatives, causing a write-down, or a write-off, of certain software and software development projects. In addition, the Company

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) wrote off certain business development and other costs where the Company believed the carrying amounts were unrecoverable.

  Insurance

     The Company insures auto liability, general liability and workers' compensation risks, in most states, through insurance policies with third parties, some of which may be subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd., a wholly-owned subsidiary of the Company. The liabilities for estimated incurred losses not covered by third party insurance are discounted at 10% to their present value based on expected loss payment patterns determined by independent actuaries. Had the discount rate been reduced by one-half of a percentage point, the Company would have incurred a pre-tax charge of approximately $1,100,000 for the year ended December 31, 1997. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

                                                               1997        1996
                                                              -------    --------
Accrued wages and related liabilities.......................  $28,484    $ 32,644
Other accrued liabilities...................................    6,874       8,226
Other liabilities and deferred items........................   50,366      90,714
                                                              -------    --------
                                                              $85,724    $131,584
                                                              =======    ========

     On an undiscounted basis, the total insurance liabilities as of December 31, 1997 and 1996 were $111,200,000 and $170,099,000, respectively. As of
December 31, 1997, the Company had deposited approximately $80,800,000 in funds (the "Beverly Indemnity funds") that are restricted for the payment of insured claims. In addition, the Company anticipates that approximately $36,100,000 of its existing cash at December 31, 1997, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes.

     During 1997, the Company transferred a portion of its liabilities for workers' compensation and general liability related to certain of its sold nursing facilities to a third-party indemnity insurance company. In addition, the Company purchased traditional indemnity insurance coverage for its 1997 workers' compensation and auto liabilities. Since the Company does not need to set aside funds nor estimate liabilities for future payments of these claims, these transactions resulted in a significant reduction in the Company's insurance liabilities during the year ended December 31, 1997, as compared to the same period in 1996.

  Stock-Based Awards

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair value on the date of grant. The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for its stock option grants. See
Note 6 for the pro forma effects on the Company's reported net income and earnings per share assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS No. 123.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Revenues

     The Company's revenues are derived primarily from providing long-term healthcare services. Approximately 74%, 75% and 77% of the Company's net operating revenues for 1997, 1996 and 1995, respectively, were derived from funds under federal and state medical assistance programs, and approximately 68% and 73% of the Company's net patient accounts receivable at December 31, 1997 and 1996, respectively, are due from such programs. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement. Changes in estimates related to third party receivables resulted in the recording of approximately $8,900,000, $10,900,000 and $19,700,000 of net operating revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

  Concentration of Credit Risk

     The Company has significant accounts receivable, notes receivable and other assets whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicaid and Medicare. These receivables and other assets represent the only concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an adequate provision has been made for the possibility of these receivables and other assets proving uncollectible and continually monitors and adjusts these allowances as necessary.

  Income Taxes

     The Company follows the liability method in accounting for deferred income taxes. The liability method provides that deferred tax assets and liabilities are recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands):

                                                           1997       1996       1995
                                                         --------   --------   --------
NUMERATOR:
  Income (loss) from continuing operations.............  $ 58,593   $ 52,026   $ (8,123)
  Preferred stock dividends............................        --         --     (6,875)
                                                         --------   --------   --------
  Numerator for basic earnings per share -- income
     (loss) available to common stockholders...........    58,593     52,026    (14,998)
  Effect of dilutive securities:
     5 1/2% Debentures.................................        --      3,420         --
                                                         --------   --------   --------
  Numerator for diluted earnings per share -- income
     (loss) available to common stockholders after
     assumed conversions...............................  $ 58,593   $ 55,446   $(14,998)
                                                         ========   ========   ========
DENOMINATOR:
  Denominator for basic earnings per share -- weighted
     average shares....................................   102,060     98,574     92,233
  Effect of dilutive securities:
     Employee stock options............................     1,236        899         --
     Performance shares................................       126         --         --
     5 1/2% Debentures.................................        --     11,253         --
                                                         --------   --------   --------
  Dilutive potential common shares.....................     1,362     12,152         --
                                                         --------   --------   --------
  Denominator for diluted earnings per share --adjusted
     weighted average shares and assumed conversions...   103,422    110,726     92,233
                                                         ========   ========   ========
Basic earnings per share...............................  $   0.57   $   0.53   $  (0.16)
                                                         ========   ========   ========
Diluted earnings per share.............................  $   0.57   $   0.50   $  (0.16)
                                                         ========   ========   ========

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which is required to be adopted in financial statements for periods beginning after December 15, 1997. SFAS No. 130 requires the presentation of comprehensive income in a company's financial statements. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income and charges directly to retained earnings which are excluded from net income. The Company will adopt SFAS No. 130 in its consolidated financial statements during the first quarter of 1998 and does not expect there to be a material effect on its consolidated financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") which is required to be adopted in financial statements for periods beginning after December 15, 1997. SFAS No. 131 provides revised disclosure guidelines for segments of a company based on a management approach to defining operating segments. The Company will provide reporting disclosures as required by SFAS No. 131 for the year ending December 31, 1998. The Company has not completed its

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) review of SFAS No. 131, but does not anticipate that there will be a significant effect on the Company's reporting disclosures.

  Other

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.

2. ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 1997, the Company purchased six previously leased nursing facilities (758 beds) and certain other assets including, among other things, 14 institutional pharmacies and 40 outpatient therapy clinics, for approximately $60,800,000 cash and approximately $9,500,000 closing and other costs. Also during such period, the Company sold or terminated the leases on 68 nursing facilities (8,314 beds) and certain other assets for cash proceeds of approximately $146,800,000. The Company primarily used the net cash proceeds from the disposition of facilities and other assets to repay Revolver borrowings, to repurchase the zero coupon notes and to repay various other indebtedness. The Company recognized net pre-tax gains of approximately $19,900,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     On December 3, 1997, the Company completed its previously announced Merger of PCA with Capstone. As a result of the Merger, the Company received approximately $281,000,000 of cash as partial repayment for PCA's intercompany debt, with a charge to the Company's retained earnings of approximately $45,100,000 for the remaining intercompany balance which was not repaid. The Company used such cash to repay Revolver borrowings, to redeem the 7 5/8% convertible subordinated debentures, to pay off the 8 3/4% Notes, to repay certain other notes and mortgages and for general corporate purposes. Pursuant to the Reorganization, each of the Company's stockholders of record at the close of business on December 3, 1997 received .4551 shares of PharMerica, Inc.'s common stock for each share of the Company's Common Stock held. The conversion ratio was based on a total of 109,873,230 outstanding shares of the Company's Common Stock at the close of business on December 3, 1997 divided into the 50,000,000 shares issued by PharMerica, Inc.

     In connection with the Reorganization, the Company incurred $44,000,000 of transaction costs related to the restructuring, repayment or renegotiating of substantially all of the Company's outstanding debt instruments, as well as the renegotiating or making of certain payments, primarily in the form of accelerated vesting of stock-based awards, under various employment agreements with officers of the Company. Such amounts were funded with a portion of the $281,000,000 proceeds received as partial repayment of PCA's intercompany debt, as discussed above. Included in the $44,000,000 of transaction costs were approximately $18,000,000 of non-cash expenses related to various long-term incentive agreements.

     At the date of the Merger, PCA had total assets of approximately $489,200,000, total liabilities of approximately $368,000,000 and total stockholder's equity of approximately $121,200,000. Total net operating revenues for PCA for the years ended December 31, 1997, 1996 and 1995 were approximately $564,200,000, $516,400,000 and $451,700,000, respectively. Total net operating revenues for the year ended December 31, 1997 represent the operations of PCA prior to the Merger.

     During the year ended December 31, 1996, the Company acquired 22 nursing facilities (2,138 beds)(15 of such facilities (1,747 beds) were previously leased), one previously managed nursing facility (180 beds) and certain other assets including, among other things, pharmacy, hospice and outpatient therapy businesses, for approximately $80,000,000 cash, approximately $7,500,000 acquired debt, approximately $7,000,000

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2. ACQUISITIONS AND DISPOSITIONS -- (CONTINUED) closing and other costs, approximately $4,800,000 reduction in receivables and approximately $1,900,000 security and other deposits. The acquisitions of such facilities and other assets were accounted for as purchases. The Company did not operate three of such nursing facilities which were subleased to other nursing home operators in prior year transactions. Also during such period, the Company sold or terminated the leases on 83 nursing facilities (5,230 beds) (including the three nursing facilities which were not operated by the Company, as mentioned above) and certain other assets for cash proceeds of approximately $36,700,000 and approximately $4,200,000 of notes receivable. The Company recognized net pre-tax gains of approximately $6,300,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     In November 1996, the Company sold its MedView Services unit ("MedView") for cash of approximately $89,700,000 (approximately $2,200,000 of which was included in accounts receivable-nonpatient at December 31, 1996). MedView provides a full range of managed care services to the workers' compensation market and is the nation's largest workers' compensation-related preferred provider organization with 120,000 member providers. It also offers case management and injury reporting and tracking services. The Company recognized net pre-tax gains of approximately $14,700,000 as a result of this disposition. The operations of MedView were immaterial to the Company's consolidated financial position and results of operations.

     During the year ended December 31, 1995, the Company purchased 17 previously leased nursing facilities (2,118 beds), one previously leased retirement living center (17 units) and certain other assets for approximately $32,700,000 cash, approximately $40,400,000 acquired debt and approximately $1,700,000 security and other deposits. The Company did not operate four of such facilities which were subleased to other nursing home operators in prior year transactions. Also during such period, the Company sold, subleased or terminated the leases on 11 nursing facilities (1,199 beds), 12 homes for the developmentally disabled (1,065 beds), six retirement living centers (1,141 units) and certain other assets for cash proceeds of approximately $39,400,000, approximately $3,700,000 of notes receivable and the assumption of approximately $52,800,000 of debt. In addition, the Company terminated a management agreement on two nursing facilities (150 beds) and four assisted living centers (510 units). The Company recognized net pre-tax gains of approximately $2,300,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     In June 1995, the Company acquired Pharmacy Management Services, Inc. ("PMSI") in exchange for approximately 12,400,000 shares of the Company's Common Stock plus closing and related costs. PMSI is a leading nationwide provider of medical cost containment and managed care services to workers' compensation payors and claimants. The acquisition was accounted for as a purchase and was not material to the Company's consolidated financial position or results of operations.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3. PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 (in thousands):

                                            TOTAL                     OWNED                 LEASED
                                   -----------------------   -----------------------   -----------------
                                      1997         1996         1997         1996       1997      1996
                                   ----------   ----------   ----------   ----------   -------   -------
Land, buildings and
  improvements...................  $1,437,334   $1,476,988   $1,395,859   $1,424,517   $41,475   $52,471
Furniture and equipment..........     329,222      375,479      324,309      365,678     4,913     9,801
Construction in progress.........      30,607       39,403       30,607       39,403        --        --
                                   ----------   ----------   ----------   ----------   -------   -------
                                    1,797,163    1,891,870    1,750,775    1,829,598    46,388    62,272
Less accumulated depreciation and
  amortization...................     638,834      643,085      606,541      601,330    32,293    41,755
                                   ----------   ----------   ----------   ----------   -------   -------
                                   $1,158,329   $1,248,785   $1,144,234   $1,228,268   $14,095   $20,517
                                   ==========   ==========   ==========   ==========   =======   =======

     The Company provides depreciation and amortization using the straight-line method over the following estimated useful lives: land improvements -- 5 to 15 years; buildings -- 35 to 40 years; building improvements -- 5 to 20 years; leasehold improvements -- 5 to 20 years or term of lease, if less; furniture and equipment -- 5 to 15 years. Capitalized lease assets are amortized over the remaining initial terms of the leases.

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 1997, 1996 and 1995 was $87,286,000, $85,221,000
and $82,752,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31 (dollars in thousands, except per share amounts):

                                                                 1997         1996
                                                              ----------   ----------
Notes and mortgages, less imputed interest: 1997 -- $203,
  1996 -- $257; due in installments through the year 2031,
  at effective interest rates of 5.93% to 12.50%, a portion
  of which is secured by property, equipment and other
  assets with a net book value of $229,062 at December 31,
  1997......................................................  $  170,738   $  178,983
Industrial development revenue bonds, less imputed interest:
  1997 -- $19, 1996 -- $48; due in installments through the
  year 2013, at effective interest rates of 5.08% to 10.52%, a portion of which is secured by property and other assets
  with a net book value of $227,917 at December 31, 1997....     188,711      203,606
9% Senior Notes due February 15, 2006, unsecured............     180,000      180,000
1996 Credit Agreement due December 31, 2001.................      15,000      156,000
Term Loan under the GE Capital Facility.....................      10,505        9,547
8 3/4% First Mortgage Bonds due July 1, 2008, secured by
  first mortgages on eight nursing facilities with an
  aggregate net book value of $16,342 at December 31,
  1997......................................................      18,750       19,362
8 5/8% First Mortgage Bonds due October 1, 2008, secured by
  first mortgages on ten nursing facilities with an
  aggregate net book value of $27,673 at December 31,
  1997......................................................      28,195       29,062
8 3/4% Notes due December 31, 2003, unsecured (repaid in
  October 1997).............................................          --       24,845
7 3/4% Note due in quarterly installments through June 1,
  2001, secured by first mortgages on 11 nursing facilities
  and one assisted living center with an aggregate net book
  value of $21,679 at December 31, 1997.....................      21,437       22,554
Series 1995 Bonds due June 2005, at an interest rate of
  6.88% with respect to $7,000 and 7.24% with respect to
  $18,000, secured by a letter of credit....................      25,000       25,000
Medium Term Notes due June 15, 2000, at an interest rate
  based on LIBOR, as defined, plus .35%, secured by eligible receivables of selected nursing facilities of $54,722 at
  December 31, 1997, which cannot be used to satisfy claims
  of the Company or any of its subsidiaries.................      40,000       50,000
7 5/8% convertible subordinated debentures due March 15,
  2003, convertible at $20.47 per share of Common Stock
  (redeemed in December 1997)...............................          --       67,924
5 1/2% convertible subordinated debentures due August 1,
  2018, convertible at $13.33 per share of Common Stock
  (called for redemption on August 18, 1997)................          --      150,000
Zero coupon notes, face amount, less unamortized discount:
  1996 -- $785 (repurchased in May 1997)....................          --        1,172
                                                              ----------   ----------
                                                                 698,336    1,118,055
Present value of capital lease obligations, less imputed
  interest: 1997 -- $456, 1996 -- $863, at effective
  interest rates of 5.83% to 13.00%.........................      20,156       27,027
                                                              ----------   ----------
                                                                 718,492    1,145,082
Less amounts due within one year............................      31,551       38,826
                                                              ----------   ----------
                                                              $  686,941   $1,106,256
                                                              ==========   ==========

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4. LONG-TERM OBLIGATIONS -- (CONTINUED)
     On July 17, 1997, the Company called its 5 1/2% convertible subordinated debentures (the "5 1/2% Debentures") for redemption on August 18, 1997. A total of $149,162,550 of the $150,000,000 aggregate principal amount outstanding was converted to 11,189,924 shares of the Company's Common Stock, increasing the Company's outstanding shares. The remaining principal amount of $837,450 was redeemed at 103.30% of the principal amount. Had the conversion been completed prior to January 1, 1997, the pro forma diluted net income per share for the year ended December 31, 1997 would have been $.56.

     The Company primarily used the net cash proceeds from the disposition of facilities and other assets, as well as the cash received from the Merger, to repay Revolver borrowings, to repurchase the zero coupon notes, to redeem the 7 5/8% convertible subordinated debentures, to pay off the 8 3/4% Notes, to repay certain other notes and mortgages and for general corporate purposes (See
Note 2).

     During 1997, the Company entered into promissory notes totaling approximately $25,800,000 in conjunction with its purchase of certain nursing facilities. Such debt instruments bear interest at rates ranging from 7.78% to 8.63%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the purchased nursing facilities.

     In December 1996, the Company entered into a $375,000,000 Amended and Restated Credit Agreement (the "1996 Credit Agreement") which provides for a Revolver/Letter of Credit Facility (the "Revolver/LOC Facility"). Borrowings under the 1996 Credit Agreement bear interest at adjusted LIBOR plus .875%, the Prime Rate, as defined, or the adjusted CD rate, as defined, plus 1%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Company pays certain commitment fees and commissions with respect to the Revolver/LOC Facility and had approximately $324,300,000 of unused commitments under such facility at December 31, 1997. The 1996 Credit Agreement is secured by a security interest in the stock of certain of the Company's subsidiaries and imposes on the Company certain financial tests and restrictive covenants.

     In July 1996, the Company entered into a term loan facility (the "GE Capital Facility"), whereby the Company may borrow up to $25,000,000 from time to time in separate series, in amounts and at interest rates based on the three-year U.S. Treasury Note rate plus 230 basis points at the date of funding. The GE Capital Facility requires monthly principal and interest payments and is secured by a security interest in certain lighting equipment of various nursing facilities. As of December 31, 1997, approximately $9,600,000 of aggregate principal amount under the GE Capital Facility remained unissued.

     In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering"). The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries (collectively, the "Subsidiary Guarantors"), and impose on the Company certain restrictive covenants. Separate financial statements of the Subsidiary Guarantors are not considered to be material to holders of the Senior Notes since the guaranty of each of the Subsidiary Guarantors is joint and several and full and unconditional (except that liability thereunder is limited to an aggregate amount equal to the largest amount that would not render its obligations thereunder subject to avoidance under Section 548 of the Bankruptcy Code of 1978, as amended, or any comparable provisions of applicable state law), and Beverly Enterprises, Inc., the parent, has no operations or assets separate from its investment in its subsidiaries.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4. LONG-TERM OBLIGATIONS -- (CONTINUED)
     Maturities and sinking fund requirements of long-term obligations, including capital leases, for the years ending December 31 are as follows (in thousands):

                              1998      1999      2000      2001      2002     THEREAFTER    TOTAL
                             -------   -------   -------   -------   -------   ----------   --------
Future minimum lease
  payments.................  $ 3,713   $ 3,127   $ 2,802   $ 2,667   $ 2,763    $ 22,156    $ 37,228
Less interest..............    1,816     1,642     1,510     1,399     1,273       9,432      17,072
                             -------   -------   -------   -------   -------    --------    --------
Net present value of future
  minimum lease payments...    1,897     1,485     1,292     1,268     1,490      12,724      20,156
Notes, mortgages, bonds and
  debentures...............   29,654    25,588    71,425    55,909    46,356     469,404     698,336
                             -------   -------   -------   -------   -------    --------    --------
                             $31,551   $27,073   $72,717   $57,177   $47,846    $482,128    $718,492
                             =======   =======   =======   =======   =======    ========    ========

     Many of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.

     The industrial development revenue bonds were originally issued prior to 1985 primarily for the construction or acquisition of nursing facilities. Bond reserve funds are included in designated funds. These funds are invested primarily in certificates of deposit and in United States government securities and are carried at cost, which approximates market value. Net capitalized interest relating to construction was not material in 1997, 1996 or 1995.

5. COMMITMENTS AND CONTINGENCIES

     The future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1997, are as follows (in thousands):

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
  1998......................................................  $ 68,799
  1999......................................................    57,451
  2000......................................................    39,308
  2001......................................................    27,897
  2002......................................................    23,019
Thereafter..................................................    34,702
                                                              --------
                                                              $251,176
                                                              ========

     Total future minimum rental commitments are net of approximately $22,594,000 of minimum sublease rental income due in the future under noncancelable subleases. Rent expense on operating leases, net of sublease rental income, for the years ended December 31 was as follows:
1997 -- $114,694,000; 1996 -- $116,718,000; 1995 -- $127,074,000. Sublease rent income was approximately $5,638,000, $4,595,000 and $5,426,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Contingent rent expense, based primarily on revenues, was approximately $18,000,000, $18,000,000 and $22,000,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     In 1992, the Company entered into an agreement to outsource its management information systems functions for a period of seven years, with an option to renew based on mutual agreement among the parties. Such agreement was renegotiated during 1997 to allow the Company to bring the programming functions under its direct control but continue to outsource the data processing functions. The future minimum commitments as of December 31, 1997 required under such agreement are as follows: 1998 -- $4,127,000; 1999 -- $4,033,000;
2000 -- $3,944,000; 2001 -- $3,859,000; 2002 -- $2,849,000. The Company incurred approximately $4,498,000, $8,711,000 and $8,529,000 under such agreement during the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company is contingently liable for approximately $79,375,000 of long-term obligations maturing on various dates through 2019, as well as annual interest and letter of credit fees of approximately $7,274,000. Such contingent liabilities principally arose from the Company's sale of nursing facilities and retirement living centers. The Company operates the facilities related to approximately $25,895,000 of the principal amount for which it is contingently liable, pursuant to long-term agreements accounted for as operating leases. In addition, the Company is contingently liable for various operating leases that were assumed by purchasers and are secured by the rights thereto.

     Approximately 100 of the Company's facilities, or 7% of the Company's employees, are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. The Company, being one of the largest employers within the long-term healthcare industry, has been the target of a "corporate campaign" by two AFL-CIO affiliated unions attempting to organize certain of the Company's facilities. Although the Company has never experienced any material work stoppages and believes that its relations with its employees (and the existing unions that represent certain of them) are generally good, the Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on the Company's operations.

     On March 4, 1998, a jury in California returned a verdict of $95.1 million against a nursing facility operated by a subsidiary of the Company. The verdict, which was based on findings of fraud as well as negligence and abuse, consisted of $365,580 in compensatory damages and $94.7 million in punitive damages. Since punitive damages are generally not covered by insurance, a final judgement of this size could have a material adverse effect on the Company's consolidated results of operations and financial position. However, it is the Company's belief, based on discussions with its trial and appellate counsel, that many of the jury's findings, including fraud, are not supportable from the evidence presented in the case, and the judgement entered will be significantly reduced by the trial court or an appeal. The Company intends to aggressively pursue all post-trial remedies available to it.

     There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages which are generally not covered by insurance. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

6. STOCKHOLDERS' EQUITY

     The Company had 300,000,000 shares of authorized $.10 par value common stock ("Common Stock") at December 31, 1997 and 1996. The Company is subject to certain restrictions under its long-term debt agreements related to the payment of cash dividends on its Common Stock. The Company had 25,000,000 shares of authorized $1 par value preferred stock at December 31, 1997 and 1996, all of which remained

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
unissued. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

     In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. During 1997, the Company repurchased approximately 4,900,000 shares of its Common Stock at a cost of approximately $62,700,000. The repurchases were financed primarily through proceeds from dispositions and borrowings under the Company's Revolver/LOC Facility. In connection with the Reorganization, the Company cancelled and retired 6,274,108 shares of Common Stock, with a book value of approximately $70,300,000, held in treasury on the effective date of the Reorganization.

     During 1994, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Common Stock Purchase Right (the "Rights") for each share of Common Stock outstanding at the close of business on November 2, 1994. Under certain circumstances, the Rights become exercisable to purchase shares of Common Stock, or securities of an acquiring entity, at one-half of market value. The Rights are designed to protect stockholders in the event of an unsolicited attempt to acquire the Company and to deal with the possibility of unilateral actions by hostile acquirors. These Rights are redeemable at the option of the Company at $.01 per Right. The issuance of the Rights has no dilutive effect on the Company's earnings per share. On May 18, 1995, the Company's stockholders approved certain amendments to the Rights Plan which provided, among other things, that the Rights Plan will expire on the date of the 1998 Annual Meeting of Stockholders, which has been set for May 28, 1998, unless an extension of the term is approved by the stockholders at the 1998 Annual Meeting of Stockholders (the "Amended Rights Plan"). The Board of Directors adopted a stockholder rights plan to be effective on the effective date of the Reorganization with the same terms as the Amended Rights Plan.

     During 1997, the New Beverly 1997 Long-Term Incentive Plan was approved (the "1997 Long-Term Incentive Plan"). Such plan became effective December 3, 1997 and will remain in effect until December 31, 2006, subject to the earlier termination by the Board of Directors. Such plan replaced the 1996 Long-Term Incentive Plan, the 1993 Incentive Stock Plan and the 1985 Nonqualified Stock Option Plan. The Compensation Committee of the Board of Directors (the "Committee") is responsible for administering the 1997 Long-Term Incentive Plan and will have complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan. The Company has 10,000,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the 1997 Long-Term Incentive Plan in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, bonus stock and other stock unit awards. Except for options granted upon the assumption of, or in substitution for, options of another company in which the Company participates in a corporate transaction or the options as described below, nonqualified and incentive stock options must be granted at a purchase price equal to the market price on the date of grant. Options shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Stock appreciation rights may be granted alone, in tandem with an option or in addition to an option. Stock appreciation rights shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards and three years for other awards. Performance awards, bonus stock and other stock unit awards may be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
     During 1997, the New Beverly Non-Employee Directors Stock Option Plan was approved (the "Non-Employee Directors Stock Option Plan"). Such plan became effective December 3, 1997 and will remain in effect until December 31, 2007, subject to the earlier termination by the Board of Directors. Such plan replaced the Nonemployee Directors' Plan. The Company has 300,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under its Non-Employee Directors Stock Option Plan. The Non-Employee Directors Stock Option Plan was amended by the Board of Directors on December 11, 1997 to provide that each nonemployee director be granted an option to purchase 3,375 shares of the Company's Common Stock on June 1 of each year until the plan is terminated, subject to the availability of shares. Such options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire ten years after date of grant.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
     The following table summarizes stock option, restricted stock and other stock units data relative to the Company's long-term incentive plans for the years ended December 31:

                                                 1997                            1996                           1995
                                     -----------------------------   ----------------------------   ----------------------------
                                       NUMBER     WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE
                                     OF SHARES     EXERCISE PRICE    OF SHARES    EXERCISE PRICE    OF SHARES    EXERCISE PRICE
                                     ----------   ----------------   ---------   ----------------   ---------   ----------------
Options outstanding at beginning of
  year.............................   4,908,727        $10.55        4,394,382        $ 9.02        4,375,441        $ 8.74
Changes during the year:
  Granted..........................   2,944,522         10.87        1,696,500         12.38          355,500         13.04
  Acquired.........................          --            --               --            --          342,311          6.17
  Exercised........................  (1,047,423)         8.06         (833,587)         5.41         (416,010)         5.22
  Cancelled........................    (243,923)        14.64         (348,568)        12.39         (262,860)        12.19
                                     ----------                      ---------                      ---------
Options outstanding at end of
  year.............................   6,561,903(1)        9.29       4,908,727         10.55        4,394,382          9.02
                                     ==========                      =========                      =========
Options exercisable at end of
  year.............................   5,073,903          8.23        2,560,209          8.75        3,028,903          7.52
                                     ==========                      =========                      =========
Options available for grant at end
  of year..........................   3,738,097                      3,052,403                      1,243,953
                                     ==========                      =========                      =========
Restricted stock outstanding at
  beginning of year................     145,200                        306,052                        267,353
Changes during the year:
  Granted..........................      10,500                         29,000                        236,555
  Vested...........................    (134,711)                      (148,352)                      (182,153)
  Forfeited........................     (20,989)                       (41,500)                       (15,703)
                                     ----------                      ---------                      ---------
Restricted stock outstanding at end
  of year..........................          --                        145,200                        306,052
                                     ==========                      =========                      =========
Phantom units outstanding at
  beginning of year................      76,769                         90,942                         44,529
Changes during the year:
  Granted..........................          --                             --                         54,110
  Vested...........................     (76,316)                        (6,982)                            --
  Cancelled........................        (453)                        (7,191)                        (7,697)
                                     ----------                      ---------                      ---------
Phantom units outstanding at end of
  year.............................          --                         76,769                         90,942
                                     ==========                      =========                      =========
Performance shares outstanding at
  beginning of year................     992,000                             --                             --
Changes during the year:
  Granted..........................      16,000                      1,040,000                             --
  Vested...........................    (759,389)                            --                             --
  Cancelled........................    (248,611)                       (48,000)                            --
                                     ----------                      ---------                      ---------
Performance shares outstanding at
  end of year......................          --                        992,000                             --
                                     ==========                      =========                      =========

---------------

(1) Exercise prices for options outstanding as of December 31, 1997 ranged from $3.24 to $12.88. The weighted-average remaining contractual life of these options is eight years.

     As a result of the Reorganization (as discussed herein), immediately prior to the Distribution, (i) each option to purchase the Company's Common Stock then outstanding became fully vested and exercisable, (ii) all restrictions on outstanding restricted shares lapsed and became fully vested, (iii) each outstanding award of phantom units became fully vested, and (iv) each outstanding performance share became fully

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
vested. The Company incurred non-cash expenses of approximately $18,000,000 as it related to these stock-based awards, which was included in the $44,000,000 of transaction costs. In addition, all options outstanding immediately after the Distribution were cancelled and replaced with new options issued by the Company under the 1997 Long-Term Incentive Plan. Such options are exercisable upon the same terms and conditions (except that all options are 100% vested) as under the applicable option agreement issued thereunder, except that (i) the number of shares for which such options may be converted, and (ii) the option exercise price per share of such options were adjusted to take into account the effect of the Reorganization.

     The Company accounts for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for employee stock options under APB No. 25. The Company recognizes compensation expense for its restricted stock grants, performance share grants (when the performance targets are achieved) and other stock unit awards. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 related to these stock-based awards were approximately $19,767,000, $509,000 and $3,065,000, respectively. The total charges for 1997 included approximately $18,000,000 related to the impact of the Reorganization on the Company's stock-based awards (as discussed above), which was included in the $44,000,000 of transaction costs.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its 1997, 1996 and 1995 stock option and performance share grants under the fair value method as prescribed by such statement. The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1997, 1996 and 1995, respectively: risk-free interest rates of 5.9%, 6.5% and 6.0%; volatility factors of the expected market price of the Company's Common Stock of .35, .34 and .35; and a weighted-average expected life of the option of 8 years, 10 years and 10 years. The Company does not currently pay cash dividends on its Common Stock and no future dividends are currently planned. Such weighted-average assumptions resulted in a weighted average fair value of options granted during 1997, 1996 and 1995 of $7.84 per share, $7.30 per share and $7.65 per share, respectively. The fair value of the performance share grants was based on the market value of the Company's Common Stock on the date of grant.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the stock options and performance shares is amortized to expense over their respective vesting periods. The pro forma effects on reported net income (loss) and diluted earnings per share assuming the Company had elected to account for its stock option and performance share grants in accordance with SFAS No. 123 for the years ended December 31, 1997, 1996 and 1995, respectively, would have been net income of $47,244,000 or $.46 per share, net income

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
of $48,964,000 or $.49 per share and net loss of $8,408,000 or $.17 per share. The pro forma amounts for 1997 reflect the impact of the Reorganization on the Company's outstanding stock options (as discussed above). Such pro forma effects are not necessarily indicative of the effect on future years.

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 related to this plan were approximately $2,449,000, $2,258,000 and $2,201,000, respectively.

7. INCOME TAXES

     The provisions for taxes on income before extraordinary charge consist of the following for the years ended December 31 (in thousands):

                                                        1997       1996        1995
                                                       -------    -------    --------
Federal:
  Current............................................  $22,997    $31,615    $ 17,518
  Deferred...........................................   20,404     29,466     (16,877)
State:
  Current............................................    6,669      8,101       4,845
  Deferred...........................................     (157)     4,299      (3,517)
                                                       -------    -------    --------
                                                       $49,913    $73,481    $  1,969
                                                       =======    =======    ========

     The Company had an annual effective tax rate of 46% for the year ended December 31, 1997, compared to an annual effective tax rate of 59% and a negative annual effective tax rate of 32% for the years ended December 31, 1996 and 1995, respectively. The annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of nondeductible transaction costs associated with the Reorganization (see Note 2). The annual effective tax rate in 1996 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill associated with the MedView disposition (see Note 2). In addition, the annual effective tax rate in 1995 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill included in the adjustments resulting from the adoption of SFAS No. 121 (see Note 1).

     A reconciliation of the provision for (benefit from) income taxes, computed at the statutory rate, to the Company's annual effective tax rate is summarized as follows (dollars in thousands):

                                        1997              1996              1995
                                   --------------    --------------    --------------
                                   AMOUNT      %     AMOUNT      %     AMOUNT      %
                                   -------    ---    -------    ---    -------    ---
Tax (benefit) at statutory
  rate...........................  $37,977     35    $43,927     35    $(2,154)    35
General business tax credits.....       --     --         --     --     (1,014)    17
State tax provision, net.........    4,233      4      8,060      6        863    (14)
Nondeductible intangibles........    1,702      2     20,881     17      3,797    (62)
Effect of Merger.................    5,618      5         --     --         --     --
Other............................      383     --        613      1        477     (8)
                                   -------    ---    -------    ---    -------    ---
                                   $49,913     46    $73,481     59    $ 1,969    (32)
                                   =======    ===    =======    ===    =======    ===

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7. INCOME TAXES -- (CONTINUED)
     Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                               DECEMBER 31, 1997      DECEMBER 31, 1996
                                              --------------------   --------------------
                                               ASSET     LIABILITY    ASSET     LIABILITY
                                              --------   ---------   --------   ---------
Insurance reserves..........................  $ 36,104   $     --    $ 55,540   $     --
General business tax credit carryforwards...        --         --      12,236         --
Alternative minimum tax credit
  carryforwards.............................    13,969         --      14,698         --
Provision for dispositions..................    32,591      5,776      11,009      6,152
Depreciation and amortization...............        29    140,062       1,401    141,804
Operating supplies..........................        --     12,907          --     14,206
Other.......................................    18,304     26,336      22,995     24,784
                                              --------   --------    --------   --------
                                              $100,997   $185,081    $117,879   $186,946
                                              ========   ========    ========   ========

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Financial Accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and Cash Equivalents

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

  Notes Receivable, Net (Including Current Portion)

     For variable-rate notes that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-rate notes are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

  Beverly Indemnity Funds

     The fair value of the Beverly Indemnity funds is based on information obtained from the trustee and the manager of such funds. Such funds are included in the consolidated balance sheet captions "Prepaid expenses and other" and "Designated and restricted funds" based on when the corresponding claims are expected to be paid. These funds are invested primarily in United States government securities with maturity dates ranging

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED) primarily from one to five years. During 1997, the Company purchased traditional indemnity insurance coverage for its 1997 workers' compensation and auto liabilities (see Note 1) which resulted in the Company selling a portion of these securities, with a book value of approximately $10,100,000, to fund such purchase. The gain on the sale of such securities was immaterial to the Company's consolidated results of operations for the year ended December 31, 1997. The remaining securities are classified as available-for-sale and as such are carried at fair value.

  Investment in a Real Estate Mortgage Investment Conduit (REMIC)

     The fair value of the Company's REMIC investment, which was included in the consolidated balance sheet caption "Other, net" in 1996, is based on information obtained from the REMIC servicer. The Company converted the REMIC investment to notes receivable from the underlying note makers during 1997.

  Long-term Obligations (Including Current Portion)

     The carrying amounts of the Company's variable-rate borrowings approximate their fair values. The fair values of the remaining long-term obligations are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in thousands):

                                               1997                      1996
                                       --------------------    ------------------------
                                       CARRYING      FAIR       CARRYING        FAIR
                                        AMOUNT      VALUE        AMOUNT        VALUE
                                       --------    --------    ----------    ----------
Cash and cash equivalents............  $105,230    $105,230    $   69,761    $   69,761
Notes receivable, net (including
  current portion)...................    24,973      26,400        48,052        49,900
Beverly Indemnity funds..............    80,804      80,804        94,472        94,821
REMIC investment.....................        --          --         8,052         8,084
Long-term obligations (including
  current portion)...................   718,492     746,439     1,145,082     1,161,031

     In order to consummate certain dispositions and other transactions, the Company has agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessor. It was not practicable to estimate the fair value of the Company's off-balance sheet guarantees (See Note 5). The Company does not charge a fee for entering into such agreements and contracting with a financial institution to estimate such amounts could not be done without incurring excessive costs. In addition, unlike the Company, a financial institution would not be in a position to assume the underlying obligations and operate the nursing facilities collateralizing the obligations, which would significantly impact the calculation of the fair value of such off-balance sheet guarantees.

                         SUPPLEMENTARY DATA (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                       1997                                              1996
                              ------------------------------------------------------   -----------------------------------------
                                1ST        2ND        3RD        4TH        TOTAL        1ST        2ND        3RD        4TH
                              --------   --------   --------   --------   ----------   --------   --------   --------   --------
Revenues:
  Remaining Healthcare
    Business................  $697,899   $692,033   $676,938   $690,444   $2,757,314   $709,166   $696,922   $716,300   $724,226
  PCA.......................   147,639    153,770    155,573    107,342      564,324    124,418    124,898    130,413    136,847
  Elimination of
    intercompany revenues...   (25,257)   (25,139)   (24,585)   (16,357)     (91,338)   (19,077)   (20,012)   (20,774)   (22,299)
                              --------   --------   --------   --------   ----------   --------   --------   --------   --------
        Total revenues......  $820,281   $820,664   $807,926   $781,429   $3,230,300   $814,507   $801,808   $825,939   $838,774
                              ========   ========   ========   ========   ==========   ========   ========   ========   ========
Income (loss) before
  provision for income taxes
  and extraordinary
  charge....................  $ 30,772   $ 34,950   $ 45,222   $ (2,438)  $  108,506   $ 22,827   $ 28,325   $ 38,130   $ 36,225
Provision for income
  taxes.....................    12,309     13,980     18,089      5,535       49,913      9,131     11,330     15,252     37,768
                              --------   --------   --------   --------   ----------   --------   --------   --------   --------
Income (loss) before
  extraordinary charge......    18,463     20,970     27,133     (7,973)      58,593     13,696     16,995     22,878     (1,543)
Extraordinary charge........        --         --         --         --           --         --         --         --     (1,726)
                              --------   --------   --------   --------   ----------   --------   --------   --------   --------
Net income (loss)...........  $ 18,463   $ 20,970   $ 27,133   $ (7,973)  $   58,593   $ 13,696   $ 16,995   $ 22,878   $ (3,269)
                              ========   ========   ========   ========   ==========   ========   ========   ========   ========
Income (loss) per share of
  common stock:
  Basic:
    Before extraordinary
      charge................  $    .19   $    .21   $    .26   $   (.07)  $      .57   $    .14   $    .17   $    .23   $   (.01)
    Extraordinary charge....        --         --         --         --           --         --         --         --       (.02)
                              --------   --------   --------   --------   ----------   --------   --------   --------   --------
    Net income (loss).......  $    .19   $    .21   $    .26   $   (.07)  $      .57   $    .14   $    .17   $    .23   $   (.03)
                              ========   ========   ========   ========   ==========   ========   ========   ========   ========
    Shares used to compute
      per share amounts.....    98,144     97,736    103,508    108,719      102,060     98,739     98,981     98,239     98,341
                              ========   ========   ========   ========   ==========   ========   ========   ========   ========
  Diluted:
    Before extraordinary
      charge................  $    .18   $    .20   $    .26   $   (.07)  $      .57   $    .13   $    .16   $    .22   $   (.01)
    Extraordinary charge....        --         --         --         --           --         --         --         --       (.02)
                              --------   --------   --------   --------   ----------   --------   --------   --------   --------
    Net income (loss).......  $    .18   $    .20   $    .26   $   (.07)  $      .57   $    .13   $    .16   $    .22   $   (.03)
                              ========   ========   ========   ========   ==========   ========   ========   ========   ========
    Shares used to compute
      per share amounts.....   110,386    109,993    107,751    108,719      103,422    111,053    111,154    110,261     98,341
                              ========   ========   ========   ========   ==========   ========   ========   ========   ========
Common stock price range:
  High......................  $  16.13   $  16.88   $  17.50   $  17.50                $  12.38   $  12.63   $  12.13   $  13.75
  Low.......................  $  12.25   $  13.13      14.56   $  12.13(1)             $  10.13   $  11.00   $   9.25   $  10.63

                                 1996
                              ----------
                                TOTAL
                              ----------
Revenues:
  Remaining Healthcare
    Business................  $2,846,614
  PCA.......................     516,576
  Elimination of
    intercompany revenues...     (82,162)
                              ----------
        Total revenues......  $3,281,028
                              ==========
Income (loss) before
  provision for income taxes
  and extraordinary
  charge....................  $  125,507
Provision for income
  taxes.....................      73,481
                              ----------
Income (loss) before
  extraordinary charge......      52,026
Extraordinary charge........      (1,726)
                              ----------
Net income (loss)...........  $   50,300
                              ==========
Income (loss) per share of
  common stock:
  Basic:
    Before extraordinary
      charge................  $      .53
    Extraordinary charge....        (.02)
                              ----------
    Net income (loss).......  $      .51
                              ==========
    Shares used to compute
      per share amounts.....      98,574
                              ==========
  Diluted:
    Before extraordinary
      charge................  $      .50
    Extraordinary charge....        (.01)
                              ----------
    Net income (loss).......  $      .49
                              ==========
    Shares used to compute
      per share amounts.....     110,726
                              ==========
Common stock price range:
  High......................
  Low.......................

---------------

(1) After the effect of the Reorganization on December 3, 1997 (as discussed herein).

     The Company had an annual effective tax rate of 46% for the year ended December 31, 1997 compared to an annual effective tax rate of 59% for the year ended December 31, 1996. The annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of nondeductible transaction costs associated with the Reorganization (as discussed herein). In addition, the annual effective tax rate in 1996 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill associated with the MedView disposition (as discussed herein).

     Earnings per share for 1996 and the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See "Part II, Item 8 -- Note 1 of Notes to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 28, 1998, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 28, 1998, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 28, 1998, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 28, 1998, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1 and 2. The Consolidated Financial Statements and Consolidated Financial Statement Schedule

     The consolidated financial statements and consolidated financial statement schedule listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this annual report.

     3. Exhibits

     The exhibits listed in the accompanying index to exhibits are incorporated by reference herein or are filed as part of this annual report.

  (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated December 3, 1997, which reported under Item 5 that the Company completed the closing of the transactions contemplated by the definitive Agreement and Plan of Merger dated April 15, 1997 which combined Pharmacy Corporation of America with Capstone Pharmacy Services, Inc. to create one of the nation's largest independent institutional pharmacy companies and filed under Item 7 the Company's press releases dated December 3, 1997 and December 10, 1997.

  (c) Exhibits

     See the accompanying index to exhibits referenced in Item 14(a)(3) above for a list of exhibits incorporated herein by reference or filed as part of this annual report.

  (d) Financial Statement Schedule

     See the accompanying index to consolidated financial statements and financial statement schedules referenced in Item 14(a)1 and 2, above.

                           BEVERLY ENTERPRISES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))

                                                                       PAGE
                                                                       ----
 1.  Consolidated financial statements:
         Report of Ernst & Young LLP, Independent Auditors...........   23
         Consolidated Balance Sheets at December 31, 1997 and 1996...   24
         Consolidated Statements of Operations for each of the three
           years in the period ended December 31, 1997...............   25
         Consolidated Statements of Stockholders' Equity for each of
           the three years in the period ended December 31, 1997.....   26
         Consolidated Statements of Cash Flows for each of the three
           years in the period ended December 31, 1997...............   27
         Notes to Consolidated Financial Statements..................   28
         Supplementary Data (Unaudited) -- Quarterly Financial
           Data......................................................   47
 2.  Consolidated financial statement schedule for each of the three years in the period ended December 31, 1997:
         II -- Valuation and Qualifying Accounts.....................   50

     All other schedules are omitted because they are either not applicable or the items do not exceed the various disclosure levels.

                           BEVERLY ENTERPRISES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                 CHARGED                     DUE TO
                                   BALANCE AT   (CREDITED)                ACQUISITIONS            BALANCE
                                   BEGINNING        TO                        AND                 AT END
           DESCRIPTION              OF YEAR     OPERATIONS   WRITE-OFFS   DISPOSITIONS   OTHER    OF YEAR
           -----------             ----------   ----------   ----------   ------------   ------   -------
Year ended December 31, 1997:
  Allowance for doubtful
     accounts:
     Accounts
       receivable -- patient.....   $25,618      $35,343      $(34,858)     $(8,224)     $   --   $17,879
     Accounts receivable --
       nonpatient................       637          209          (218)          --         234       862*
     Notes receivable............     4,951       (1,211)         (306)      (1,453)        936     2,917
                                    -------      -------      --------      -------      ------   -------
                                    $31,206      $34,341      $(35,382)     $(9,677)     $1,170   $21,658
                                    =======      =======      ========      =======      ======   =======
Year ended December 31, 1996:
  Allowance for doubtful
     accounts:
     Accounts
       receivable -- patient.....   $22,860      $28,637      $(29,163)     $ 2,555      $  729   $25,618
     Accounts receivable --
       nonpatient................       813           56          (223)          --          (9)      637*
     Notes receivable............     4,953         (149)         (257)          24         380     4,951
                                    -------      -------      --------      -------      ------   -------
                                    $28,626      $28,544      $(29,643)     $ 2,579      $1,100   $31,206
                                    =======      =======      ========      =======      ======   =======
Year ended December 31, 1995:
  Allowance for doubtful
     accounts:
     Accounts
       receivable -- patient.....   $28,293      $21,008      $(30,326)     $ 3,885      $   --   $22,860
     Accounts receivable --
       nonpatient................     2,802       (1,919)          (70)          --          --       813*
     Notes receivable............     6,429       (3,200)          (61)       1,285         500     4,953
                                    -------      -------      --------      -------      ------   -------
                                    $37,524      $15,889      $(30,457)     $ 5,170      $  500   $28,626
                                    =======      =======      ========      =======      ======   =======
Valuation allowance on deferred
  tax assets.....................   $   198      $  (198)     $     --      $    --      $   --   $    --
                                    =======      =======      ========      =======      ======   =======

---------------

* Includes amounts classified in long-term other assets as well as current assets.

                           BEVERLY ENTERPRISES, INC.
                               INDEX TO EXHIBITS
                                (ITEM 14(a)(3))

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
        3.1          -- Form of Restated Certificate of Incorporation of New
                        Beverly Holdings, Inc.
        3.2          -- Form of Certificate of Amendment of Certificate of
                        Incorporation of New Beverly Holdings Inc., changing its
                        name to Beverly Enterprises, Inc.
        3.3          -- By-Laws of Beverly Enterprises, Inc. (incorporated by
                        reference to Exhibit 3.4 to Beverly Enterprises, Inc.'s
                        Registration Statement on Form S-1 filed on June 4, 1997
                        (File No. 333-28521))
        4.1          -- Indenture dated as of February 1, 1996 between Beverly
                        Enterprises, Inc. and Chemical Bank, as Trustee, with
                        respect to Beverly Enterprises, Inc.'s 9% Senior Notes
                        due February 15, 2006 (the "9% Indenture") (incorporated
                        by reference to Exhibit 4.1 to Beverly Enterprises,
                        Inc.'s Annual Report on Form 10-K for the year ended
                        December 31, 1995)
        4.2          -- Form of Supplemental Indenture No. 2 to the 9% Indenture
                        dated as of November 19, 1997 (incorporated by reference
                        to Exhibit 4.2 to Beverly Enterprises, Inc.'s
                        Registration Statement of Form S-4 filed on September 8,
                        1997 (File No. 333-35137))
        4.3          -- Indenture dated as of April 1, 1993 (the "First Mortgage
                        Bond Indenture"), among Beverly Enterprises, Inc.,
                        Delaware Trust Company, as Corporate Trustee, and Richard
                        N. Smith, as Individual Trustee, with respect to First
                        Mortgage Bonds (incorporated by reference to Exhibit 4.1
                        to Beverly Enterprises, Inc.'s Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1993)
        4.4          -- First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 3/4%
                        First Mortgage Bonds due 2008 (incorporated by reference
                        to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1993)
        4.5          -- Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8%
                        First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
                        Beverly Enterprises, Inc.'s Current Report on Form 8-K
                        dated July 15, 1993)(incorporated by reference to Exhibit
                        4.15 to Beverly Enterprises, Inc.'s Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1993)
        4.6          -- Rights Agreement dated as of December 3, 1997, between
                        Beverly Enterprises, Inc. and The Bank of New York, as
                        Rights Agent
                        In accordance with item 601(b)(4)(iii) of Regulation S-K,
                        certain instruments pertaining to Beverly Enterprises,
                        Inc.'s long-term obligations have not been filed; copies
                        thereof will be furnished to the Securities and Exchange
                        Commission upon request.
       10.1*         -- Beverly Enterprises, Inc. Annual Incentive Plan
                        (incorporated by reference to Exhibit 10.4 to Beverly
                        Enterprises, Inc.'s Registration Statement on Form S-4
                        filed on February 13, 1995 (File No. 33-57663))
       10.2*         -- New Beverly Holdings, Inc. 1997 Long-Term Incentive Plan
                        (the "1997 LTIP") (incorporated by reference to Exhibit
                        4.1 to Beverly Enterprises, Inc.'s Registration Statement
                        on Form S-8 filed on December 8, 1997 (File No.
                        333-41669))
       10.3*         -- Amendment No. 1 to the 1997 LTIP dated as of December 3,
                        1997
       10.4*         -- New Beverly Holdings, Inc. Non-Employee Directors' Stock
                        Option Plan (the "Directors' Option Plan") (incorporated
                        by reference to Exhibit 4.1 to Beverly Enterprises,
                        Inc.'s Registration Statement on Form S-8 filed on
                        December 12, 1997 (File No. 333-42131))

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       10.5*         -- Amendment No. 1 to the Directors' Option Plan dated as of
                        December 3, 1997
       10.6*         -- Executive Medical Reimbursement Plan (incorporated by
                        reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
                        Annual Report on Form 10-K for the year ended December
                        31, 1987)
       10.7*         -- Amended and Restated Beverly Enterprises, Inc. Executive
                        Life Insurance Plan and Summary Plan Description (the
                        "Executive Life Plan") (incorporated by reference to
                        Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report
                        on Form 10-K for the year ended December 31, 1993)
       10.8*         -- Amendment No. 1, effective September 29, 1994, to the
                        Executive Life Plan (incorporated by reference to Exhibit
                        10.10 to Beverly Enterprises, Inc.'s Registration
                        Statement on Form S-4 filed on February 13, 1995 (File
                        No. 33-57663))
       10.9*         -- Executive Physicals Policy (incorporated by reference to
                        Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1993)
       10.10*        -- Amended and Restated Deferred Compensation Plan effective
                        July 18, 1991 (incorporated by reference to Exhibit 10.6
                        to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 1991)
       10.11*        -- Amendment No. 1, effective September 29, 1994, to the
                        Deferred Compensation Plan (incorporated by reference to
                        Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
                        Statement on Form S-4 filed on February 13, 1995 (File
                        No. 33-57663))
       10.12*        -- Executive Retirement Plan (incorporated by reference to
                        Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report
                        on Form 10-K for the year ended December 31, 1987)
       10.13*        -- Amendment No. 1, effective as of July 1, 1991, to the
                        Executive Retirement Plan (incorporated by reference to
                        Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report
                        on Form 10-K for the year ended December 31, 1991)
       10.14*        -- Amendment No. 2, effective as of December 12, 1991, to
                        the Executive Retirement Plan (incorporated by reference
                        to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual
                        Report on Form 10-K for the year ended December 31, 1991)
       10.15*        -- Amendment No. 3, effective as of July 31, 1992, to the
                        Executive Retirement Plan (incorporated by reference to
                        Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual
                        Report on Form 10-K for the year ended December 31, 1992)
       10.16*        -- Amendment No. 4, effective as of January 1, 1993, to the
                        Executive Retirement Plan (incorporated by reference to
                        Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                        Report on Form 10-K for the year ended December 31, 1994)
       10.17*        -- Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference
                        to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                        Report on Form 10-K for the year ended December 31, 1994)
       10.18*        -- Amendment No. 6, effective as of January 1, 1996, to the
                        Executive Retirement Plan
       10.19*        -- Amendment No. 7, effective as of September 1, 1997, to
                        the Executive Retirement Plan
       10.20*        -- Amendment No. 8, dated as of December 11, 1997, to the
                        Executive Retirement Plan, changing its name to the
                        "Executive SavingsPlus Plan"
       10.21*        -- Beverly Enterprises, Inc.'s Supplemental Executive
                        Retirement Plan effective as of January 1, 1998
       10.22*        -- Beverly Enterprises, Inc.'s Executive Deferred
                        Compensation Plan (incorporated by reference to Exhibit
                        4.1 to Beverly Enterprises, Inc.'s Registration Statement
                        on Form S-8 filed on December 5, 1997 (File No.
                        333-41673))

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       10.23*        -- Amendment No. 1 to the Executive Deferred Compensation
                        Plan made as of December 11, 1997
       10.24*        -- Amendment No. 2 to the Executive Deferred Compensation
                        Plan made as of December 11, 1997
       10.25*        -- Beverly Enterprises, Inc. Non-Employee Director Deferred
                        Compensation Plan (the "Directors' Plan")(incorporated by
                        reference to Exhibit 10.1 to Beverly Enterprises, Inc.'s
                        Quarterly Report on Form 10-Q for the quarter ended June
                        30, 1997)
       10.26*        -- Amendment No. 1, effective as of December 3, 1997, to the
                        Directors' Plan
       10.27*        -- Beverly Enterprises, Inc.'s Supplemental Long-Term
                        Disability Plan (incorporated by reference to Exhibit
                        10.24 to Beverly Enterprises, Inc.'s Annual Report on
                        Form 10-K for the year ended December 31, 1996)
       10.28*        -- Form of Indemnification Agreement between Beverly
                        Enterprises, Inc. and its officers, directors and certain
                        of its employees (incorporated by reference to Exhibit
                        19.14 to Beverly Enterprises, Inc.'s Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1987)
       10.29*        -- Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification
                        rights (incorporated by reference to Exhibit 19.5 to
                        Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 1987)
       10.30*        -- Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification
                        rights (incorporated by reference to Exhibit 19.6 to
                        Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 1987)
       10.31*        -- Agreement dated December 29, 1986 between Beverly
                        Enterprises, Inc. and Stephens Inc. (incorporated by
                        reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
                        Registration Statement on Form S-1 filed on January 18,
                        1990 (File No. 33-33052))
       10.32*        -- Employment Contract, made as of August 22, 1997, between
                        New Beverly Holdings, Inc. and David R. Banks
                        (incorporated by reference to Exhibit 10.17 to Amendment
                        No. 2 to Beverly Enterprises, Inc.'s Registration
                        Statement on Form S-1 filed on September 22, 1997 (File
                        No. 333-28521))
       10.33*        -- Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its
                        officers (incorporated by reference to Exhibit 10.20 to
                        Amendment No. 2 to Beverly Enterprises, Inc.'s
                        Registration Statement on Form S-1 filed on September 22,
                        1997 (File No. 333-28521))
       10.34         -- Master Lease Document -- General Terms and Conditions
                        dated December 30, 1985 for Leases between Beverly
                        California Corporation and various subsidiaries thereof
                        as lessees and Beverly Investment Properties, Inc. as
                        lessor (incorporated by reference to Exhibit 10.12 to
                        Beverly California Corporation's Annual Report on Form
                        10-K for the year ended December 31, 1985)
       10.35         -- Agreement dated as of December 29, 1986 among Beverly
                        California Corporation, Beverly Enterprises -- Texas,
                        Inc., Stephens Inc. and Real Properties, Inc.
                        (incorporated by reference to Exhibit 28 to Beverly
                        California Corporation's Current Report on Form 8-K dated
                        December 30, 1986) and letter agreement dated as of July
                        31, 1987 among Beverly Enterprises, Inc., Beverly
                        California Corporation, Beverly Enterprises -- Texas,
                        Inc. and Stephens Inc. with reference thereto
                        (incorporated by reference to Exhibit 19.13 to Beverly
                        Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1987)

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       10.36         -- Participation Agreement, dated as of March 21, 1997,
                        among Vantage Healthcare Corporation, Petersen Health
                        Care, Inc., Beverly Savana Cay Manor, Inc., Beverly
                        Enterprises -- Georgia, Inc., and Beverly
                        Enterprises -- California, Inc. as Lessees and Structural
                        Guarantors; Beverly Enterprises, Inc. as Representative,
                        Construction Agent and Parent Guarantor; BMO Leasing
                        (U.S.), Inc. as Agent Lessor and Lessor; The Long-Term
                        Credit Bank of Japan, LTD., Los Angeles Agency and Bank
                        of Montreal, as Lenders; The Long-Term Credit Bank of
                        Japan, LTD., Los Angeles Agency as Arranger and
                        Administrative Agent for the Lenders; and Bank of
                        Montreal as Co-Arranger and Syndication Agent with
                        respect to the Lease Financing of Assisted Living and
                        Nursing Facilities for Beverly Enterprises, Inc.
                        (incorporated by reference to Exhibit 10.2 to Beverly
                        Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1997)
       10.37         -- Amendment No. 1 and Waiver to Participation Agreement,
                        dated as of May 27, 1997 (incorporated by reference to
                        Exhibit 10.31 to Amendment No. 2 to Beverly Enterprises,
                        Inc.'s Registration Statement on Form S-1 filed on
                        September 22, 1997 (File No. 333-28521))
       10.38         -- Amendment No. 2 to Participation Agreement, dated as of
                        August 20, 1997 (incorporated by reference to Exhibit
                        10.32 to Amendment No. 2 to Beverly Enterprises, Inc.'s
                        Registration Statement of Form S-1 filed on September 22,
                        1997 (File No. 333-28521))
       10.39         -- Trust Indenture dated as of December 1, 1994 from Beverly
                        Funding Corporation, as Issuer, to Chemical Bank, as
                        Trustee (the "Chemical Indenture") (incorporated by
                        reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s
                        Registration Statement on Form S-4 filed on February 13,
                        1995 (File No. 33-57663))
       10.40         -- Series Supplement dated as of December 1, 1994 to the
                        Chemical Indenture (incorporated by reference to Exhibit
                        10.46 to Beverly Enterprises, Inc.'s Registration
                        Statement on Form S-4 filed on February 13, 1995 (File
                        No. 33-57663))
       10.41         -- Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc.
                        and Beverly California Corporation (incorporated by
                        reference to Exhibit 10 to Beverly Enterprises, Inc.'s
                        Quarterly Report on Form 10-Q for the quarter ended June
                        30, 1992)
       10.42         -- Form of Irrevocable Trust Agreement for the Beverly
                        Enterprises, Inc. Executive Benefits Plan (incorporated
                        by reference to Exhibit 10.55 to Beverly Enterprises,
                        Inc.'s Registration Statement on Form S-4 filed on
                        February 13, 1995 (File No. 33-57663))
       11.1          -- Computation of Net Income (Loss) Per Share for the years ended December 31, 1997, 1996, 1995, 1994 and 1993
       21.1          -- Subsidiaries of Registrant
       23.1          -- Consent of Ernst & Young LLP, Independent Auditors
       27.1          -- Financial Data Schedule for the year ended December 31,
                        1997
       27.2          -- Restated Financial Data Schedule for the year ended
                        December 31, 1996
       27.3          -- Restated Financial Data Schedule for the year ended
                        December 31, 1995

---------------

* Exhibits 10.1 through 10.33 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     BEVERLY ENTERPRISES, INC.
                                                                             Registrant
Dated: March 27, 1998                                       By:        /s/ DAVID R. BANKS
                                                            -------------------------------------------
                                                                           David R. Banks
                                                                    Chairman of the Board, Chief
                                                                   Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

                 /s/ DAVID R. BANKS                    Chairman of the Board, Chief
-----------------------------------------------------    Executive Officer and
                   David R. Banks                        Director                       March 27, 1998

               /s/ BOYD W. HENDRICKSON                 President, Chief Operating
-----------------------------------------------------    Officer and Director
                 Boyd W. Hendrickson                                                    March 27, 1998

                /s/ SCOTT M. TABAKIN                   Executive Vice President and
-----------------------------------------------------    Chief Financial Officer
                  Scott M. Tabakin                                                      March 27, 1998

                /s/ PAMELA H. DANIELS                  Vice President, Controller and
-----------------------------------------------------    Chief Accounting Officer
                  Pamela H. Daniels                                                     March 27, 1998
              /s/ BERYL F. ANTHONY, JR.                Director                         March 27, 1998
-----------------------------------------------------
                Beryl F. Anthony, Jr.

                  CAROLYNE K. DAVIS                    Director                         March 27, 1998
-----------------------------------------------------
                  Carolyne K. Davis

                 /s/ JAMES R. GREENE                   Director                         March 27, 1998
-----------------------------------------------------
                   James R. Greene

                /s/ EDITH E. HOLIDAY                   Director                         March 27, 1998
-----------------------------------------------------
                  Edith E. Holiday

                /s/ JON E. M. JACOBY                   Director                         March 27, 1998
-----------------------------------------------------
                  Jon E. M. Jacoby

             /s/ RISA J. LAVIZZO-MOUREY                Director                         March 27, 1998
-----------------------------------------------------
               Risa J. Lavizzo-Mourey

               /s/ MARILYN R. SEYMANN                  Director                         March 27, 1998
-----------------------------------------------------
                 Marilyn R. Seymann

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS
                                (ITEM 14(A)(3))

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
        3.1          -- Form of Restated Certificate of Incorporation of New
                        Beverly Holdings, Inc.
        3.2          -- Form of Certificate of Amendment of Certificate of
                        Incorporation of New Beverly Holdings Inc., changing its
                        name to Beverly Enterprises, Inc.
        3.3          -- By-Laws of Beverly Enterprises, Inc. (incorporated by
                        reference to Exhibit 3.4 to Beverly Enterprises, Inc.'s
                        Registration Statement on Form S-1 filed on June 4, 1997
                        (File No. 333-28521))
        4.1          -- Indenture dated as of February 1, 1996 between Beverly
                        Enterprises, Inc. and Chemical Bank, as Trustee, with
                        respect to Beverly Enterprises, Inc.'s 9% Senior Notes
                        due February 15, 2006 (the "9% Indenture") (incorporated
                        by reference to Exhibit 4.1 to Beverly Enterprises,
                        Inc.'s Annual Report on Form 10-K for the year ended
                        December 31, 1995)
        4.2          -- Form of Supplemental Indenture No. 2 to the 9% Indenture
                        dated as of November 19, 1997 (incorporated by reference
                        to Exhibit 4.2 to Beverly Enterprises, Inc.'s
                        Registration Statement of Form S-4 filed on September 8,
                        1997 (File No. 333-35137))
        4.3          -- Indenture dated as of April 1, 1993 (the "First Mortgage
                        Bond Indenture"), among Beverly Enterprises, Inc.,
                        Delaware Trust Company, as Corporate Trustee, and Richard
                        N. Smith, as Individual Trustee, with respect to First
                        Mortgage Bonds (incorporated by reference to Exhibit 4.1
                        to Beverly Enterprises, Inc.'s Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1993)
        4.4          -- First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 3/4%
                        First Mortgage Bonds due 2008 (incorporated by reference
                        to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1993)
        4.5          -- Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8%
                        First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
                        Beverly Enterprises, Inc.'s Current Report on Form 8-K
                        dated July 15, 1993)(incorporated by reference to Exhibit
                        4.15 to Beverly Enterprises, Inc.'s Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1993)
        4.6          -- Rights Agreement dated as of December 3, 1997, between
                        Beverly Enterprises, Inc. and The Bank of New York, as
                        Rights Agent
                        In accordance with item 601(b)(4)(iii) of Regulation S-K,
                        certain instruments pertaining to Beverly Enterprises,
                        Inc.'s long-term obligations have not been filed; copies
                        thereof will be furnished to the Securities and Exchange
                        Commission upon request.
       10.1*         -- Beverly Enterprises, Inc. Annual Incentive Plan
                        (incorporated by reference to Exhibit 10.4 to Beverly
                        Enterprises, Inc.'s Registration Statement on Form S-4
                        filed on February 13, 1995 (File No. 33-57663))
       10.2*         -- New Beverly Holdings, Inc. 1997 Long-Term Incentive Plan
                        (the "1997 LTIP") (incorporated by reference to Exhibit
                        4.1 to Beverly Enterprises, Inc.'s Registration Statement
                        on Form S-8 filed on December 8, 1997 (File No.
                        333-41669))
       10.3*         -- Amendment No. 1 to the 1997 LTIP dated as of December 3,
                        1997
       10.4*         -- New Beverly Holdings, Inc. Non-Employee Directors' Stock
                        Option Plan (the "Directors' Option Plan") (incorporated
                        by reference to Exhibit 4.1 to Beverly Enterprises,
                        Inc.'s Registration Statement on Form S-8 filed on
                        December 12, 1997 (File No. 333-42131))
       10.5*         -- Amendment No. 1 to the Directors' Option Plan dated as of
                        December 3, 1997

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       10.6*         -- Executive Medical Reimbursement Plan (incorporated by
                        reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
                        Annual Report on Form 10-K for the year ended December
                        31, 1987)
       10.7*         -- Amended and Restated Beverly Enterprises, Inc. Executive
                        Life Insurance Plan and Summary Plan Description (the
                        "Executive Life Plan") (incorporated by reference to
                        Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report
                        on Form 10-K for the year ended December 31, 1993)
       10.8*         -- Amendment No. 1, effective September 29, 1994, to the
                        Executive Life Plan (incorporated by reference to Exhibit
                        10.10 to Beverly Enterprises, Inc.'s Registration
                        Statement on Form S-4 filed on February 13, 1995 (File
                        No. 33-57663))
       10.9*         -- Executive Physicals Policy (incorporated by reference to
                        Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1993)
       10.10*        -- Amended and Restated Deferred Compensation Plan effective
                        July 18, 1991 (incorporated by reference to Exhibit 10.6
                        to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 1991)
       10.11*        -- Amendment No. 1, effective September 29, 1994, to the
                        Deferred Compensation Plan (incorporated by reference to
                        Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
                        Statement on Form S-4 filed on February 13, 1995 (File
                        No. 33-57663))
       10.12*        -- Executive Retirement Plan (incorporated by reference to
                        Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report
                        on Form 10-K for the year ended December 31, 1987)
       10.13*        -- Amendment No. 1, effective as of July 1, 1991, to the
                        Executive Retirement Plan (incorporated by reference to
                        Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report
                        on Form 10-K for the year ended December 31, 1991)
       10.14*        -- Amendment No. 2, effective as of December 12, 1991, to
                        the Executive Retirement Plan (incorporated by reference
                        to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual
                        Report on Form 10-K for the year ended December 31, 1991)
       10.15*        -- Amendment No. 3, effective as of July 31, 1992, to the
                        Executive Retirement Plan (incorporated by reference to
                        Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual
                        Report on Form 10-K for the year ended December 31, 1992)
       10.16*        -- Amendment No. 4, effective as of January 1, 1993, to the
                        Executive Retirement Plan (incorporated by reference to
                        Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                        Report on Form 10-K for the year ended December 31, 1994)
       10.17*        -- Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference
                        to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                        Report on Form 10-K for the year ended December 31, 1994)
       10.18*        -- Amendment No. 6, effective as of January 1, 1996, to the
                        Executive Retirement Plan
       10.19*        -- Amendment No. 7, effective as of September 1, 1997, to
                        the Executive Retirement Plan
       10.20*        -- Amendment No. 8, dated as of December 11, 1997, to the
                        Executive Retirement Plan, changing its name to the
                        "Executive SavingsPlus Plan"
       10.21*        -- Beverly Enterprises, Inc.'s Supplemental Executive
                        Retirement Plan effective as of January 1, 1998
       10.22*        -- Beverly Enterprises, Inc.'s Executive Deferred
                        Compensation Plan (incorporated by reference to Exhibit
                        4.1 to Beverly Enterprises, Inc.'s Registration Statement
                        on Form S-8 filed on December 5, 1997 (File No.
                        333-41673))
       10.23*        -- Amendment No. 1 to the Executive Deferred Compensation
                        Plan made as of December 11, 1997
       10.24*        -- Amendment No. 2 to the Executive Deferred Compensation
                        Plan made as of December 11, 1997

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       10.25*        -- Beverly Enterprises, Inc. Non-Employee Director Deferred
                        Compensation Plan (the "Directors' Plan")(incorporated by
                        reference to Exhibit 10.1 to Beverly Enterprises, Inc.'s
                        Quarterly Report on Form 10-Q for the quarter ended June
                        30, 1997)
       10.26*        -- Amendment No. 1, effective as of December 3, 1997, to the
                        Directors' Plan
       10.27*        -- Beverly Enterprises, Inc.'s Supplemental Long-Term
                        Disability Plan (incorporated by reference to Exhibit
                        10.24 to Beverly Enterprises, Inc.'s Annual Report on
                        Form 10-K for the year ended December 31, 1996)
       10.28*        -- Form of Indemnification Agreement between Beverly
                        Enterprises, Inc. and its officers, directors and certain
                        of its employees (incorporated by reference to Exhibit
                        19.14 to Beverly Enterprises, Inc.'s Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1987)
       10.29*        -- Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification
                        rights (incorporated by reference to Exhibit 19.5 to
                        Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 1987)
       10.30*        -- Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification
                        rights (incorporated by reference to Exhibit 19.6 to
                        Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 1987)
       10.31*        -- Agreement dated December 29, 1986 between Beverly
                        Enterprises, Inc. and Stephens Inc. (incorporated by
                        reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
                        Registration Statement on Form S-1 filed on January 18,
                        1990 (File No. 33-33052))
       10.32*        -- Employment Contract, made as of August 22, 1997, between
                        New Beverly Holdings, Inc. and David R. Banks
                        (incorporated by reference to Exhibit 10.17 to Amendment
                        No. 2 to Beverly Enterprises, Inc.'s Registration
                        Statement on Form S-1 filed on September 22, 1997 (File
                        No. 333-28521))
       10.33*        -- Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its
                        officers (incorporated by reference to Exhibit 10.20 to
                        Amendment No. 2 to Beverly Enterprises, Inc.'s
                        Registration Statement on Form S-1 filed on September 22,
                        1997 (File No. 333-28521))
       10.34         -- Master Lease Document -- General Terms and Conditions
                        dated December 30, 1985 for Leases between Beverly
                        California Corporation and various subsidiaries thereof
                        as lessees and Beverly Investment Properties, Inc. as
                        lessor (incorporated by reference to Exhibit 10.12 to
                        Beverly California Corporation's Annual Report on Form
                        10-K for the year ended December 31, 1985)
       10.35         -- Agreement dated as of December 29, 1986 among Beverly
                        California Corporation, Beverly Enterprises -- Texas,
                        Inc., Stephens Inc. and Real Properties, Inc.
                        (incorporated by reference to Exhibit 28 to Beverly
                        California Corporation's Current Report on Form 8-K dated
                        December 30, 1986) and letter agreement dated as of July
                        31, 1987 among Beverly Enterprises, Inc., Beverly
                        California Corporation, Beverly Enterprises -- Texas,
                        Inc. and Stephens Inc. with reference thereto
                        (incorporated by reference to Exhibit 19.13 to Beverly
                        Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1987)

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       10.36         -- Participation Agreement, dated as of March 21, 1997,
                        among Vantage Healthcare Corporation, Petersen Health
                        Care, Inc., Beverly Savana Cay Manor, Inc., Beverly
                        Enterprises -- Georgia, Inc., and Beverly
                        Enterprises -- California, Inc. as Lessees and Structural
                        Guarantors; Beverly Enterprises, Inc. as Representative,
                        Construction Agent and Parent Guarantor; BMO Leasing
                        (U.S.), Inc. as Agent Lessor and Lessor; The Long-Term
                        Credit Bank of Japan, LTD., Los Angeles Agency and Bank
                        of Montreal, as Lenders; The Long-Term Credit Bank of
                        Japan, LTD., Los Angeles Agency as Arranger and
                        Administrative Agent for the Lenders; and Bank of
                        Montreal as Co-Arranger and Syndication Agent with
                        respect to the Lease Financing of Assisted Living and
                        Nursing Facilities for Beverly Enterprises, Inc.
                        (incorporated by reference to Exhibit 10.2 to Beverly
                        Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1997)
       10.37         -- Amendment No. 1 and Waiver to Participation Agreement,
                        dated as of May 27, 1997 (incorporated by reference to
                        Exhibit 10.31 to Amendment No. 2 to Beverly Enterprises,
                        Inc.'s Registration Statement on Form S-1 filed on
                        September 22, 1997 (File No. 333-28521))
       10.38         -- Amendment No. 2 to Participation Agreement, dated as of
                        August 20, 1997 (incorporated by reference to Exhibit
                        10.32 to Amendment No. 2 to Beverly Enterprises, Inc.'s
                        Registration Statement of Form S-1 filed on September 22,
                        1997 (File No. 333-28521))
       10.39         -- Trust Indenture dated as of December 1, 1994 from Beverly
                        Funding Corporation, as Issuer, to Chemical Bank, as
                        Trustee (the "Chemical Indenture") (incorporated by
                        reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s
                        Registration Statement on Form S-4 filed on February 13,
                        1995 (File No. 33-57663))
       10.40         -- Series Supplement dated as of December 1, 1994 to the
                        Chemical Indenture (incorporated by reference to Exhibit
                        10.46 to Beverly Enterprises, Inc.'s Registration
                        Statement on Form S-4 filed on February 13, 1995 (File
                        No. 33-57663))
       10.41         -- Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc.
                        and Beverly California Corporation (incorporated by
                        reference to Exhibit 10 to Beverly Enterprises, Inc.'s
                        Quarterly Report on Form 10-Q for the quarter ended June
                        30, 1992)
       10.42         -- Form of Irrevocable Trust Agreement for the Beverly
                        Enterprises, Inc. Executive Benefits Plan (incorporated
                        by reference to Exhibit 10.55 to Beverly Enterprises,
                        Inc.'s Registration Statement on Form S-4 filed on
                        February 13, 1995 (File No. 33-57663))
       11.1          -- Computation of Net Income (Loss) Per Share for the years ended December 31, 1997, 1996, 1995, 1994 and 1993
       21.1          -- Subsidiaries of Registrant
       23.1          -- Consent of Ernst & Young LLP, Independent Auditors
       27.1          -- Financial Data Schedule for the year ended December 31,
                        1997
       27.2          -- Restated Financial Data Schedule for the year ended
                        December 31, 1996
       27.3          -- Restated Financial Data Schedule for the year ended
                        December 31, 1995

---------------

* Exhibits 10.1 through 10.33 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.