Form 10-Q
period 1998-03-31
BEVERLY ENTERPRISES INC
filed 1998-05-15
CIK 1040441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE  ACT OF  1934  FOR  THE  QUARTERLY PERIOD ENDED
         MARCH 31, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________


                          COMMISSION FILE NUMBER 1-9550


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

        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT APRIL 30, 1998 -- 103,217,409



================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                                 MARCH 31, 1998

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                       ----
         Item 1.  Financial Statements (Unaudited)

                         Condensed Consolidated Balance Sheets.................................................          2
                         Condensed Consolidated Statements of Income...........................................          3
                         Condensed Consolidated Statements of Cash Flows.......................................          4
                         Notes to Condensed Consolidated Financial Statements..................................          5
         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................................................          7

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................................         12
         Item 6.  Exhibits and Reports on Form 8-K.............................................................         12

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                                                                                      MARCH 31,      DECEMBER 31,
                                                                                                         1998            1997
                                                                                                     -----------     ------------
                                                                                                     (UNAUDITED)        (NOTE)
                                                               ASSETS
Current assets:
   Cash and cash equivalents.....................................................................  $    67,115      $    105,230
   Accounts receivable - patient, less allowance for doubtful accounts:
     1998--$21,178; 1997--$17,879................................................................      429,073           384,833
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
     1998--$964; 1997--$626......................................................................       20,779            14,400
   Notes receivable..............................................................................        4,653             4,409
   Operating supplies............................................................................       30,924            30,439
   Deferred income taxes.........................................................................       26,000            27,304
   Prepaid expenses and other....................................................................       52,535            59,703
                                                                                                   -----------      ------------
      Total current assets.......................................................................      631,079           626,318
Property and equipment, net of accumulated depreciation and amortization:
    1998--$652,637; 1997--$638,834...............................................................    1,162,717         1,158,329
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1998--$2,921; 1997--$2,917.................................................................       20,139            20,564
   Designated and restricted funds...............................................................       59,229            64,233
   Goodwill, net.................................................................................      148,264            99,280
   Other, net....................................................................................      110,389           104,745
                                                                                                   -----------      ------------
      Total other assets.........................................................................      338,021           288,822
                                                                                                   -----------      ------------
                                                                                                   $ 2,131,817      $  2,073,469
                                                                                                   ===========      ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................................................  $   100,003      $     75,791
   Accrued wages and related liabilities.........................................................      121,651           123,146
   Accrued interest..............................................................................       12,117            15,108
   Other accrued liabilities.....................................................................      106,421            98,421
   Current portion of long-term obligations......................................................       33,248            31,551
                                                                                                   -----------      ------------
      Total current liabilities..................................................................      373,440           344,017
Long-term obligations............................................................................      701,101           686,941
Deferred income taxes payable....................................................................      117,032           111,388
Other liabilities and deferred items.............................................................       63,845            68,618
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000...............................................         --                --
   Common stock, shares issued:  1998--110,168,989; 1997--109,890,205............................       11,017            10,989
   Additional paid-in capital....................................................................      875,387           874,335
   Retained earnings.............................................................................       44,280            26,239
   Accumulated other comprehensive income........................................................        1,778             1,332
   Treasury stock, at cost: 1998--4,000,000 shares; 1997--4,000,000 shares.......................      (56,063)          (50,390)
                                                                                                   -----------      ------------
      Total stockholders' equity.................................................................      876,399           862,505
                                                                                                   -----------      ------------
                                                                                                   $ 2,131,817      $  2,073,469
                                                                                                   ===========      ============

NOTE: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                 1998               1997
                                                                                             -----------        -----------

Net operating revenues................................................................       $   694,400        $   816,716
Interest income.......................................................................             3,027              3,565
                                                                                             -----------        -----------
       Total revenues.................................................................           697,427            820,281
Costs and expenses:
  Operating and administrative:
     Wages and related................................................................           419,219            449,782
     Other............................................................................           210,503            289,930
  Interest............................................................................            15,488             22,716
  Depreciation and amortization.......................................................            23,118             27,081
                                                                                             -----------        -----------
       Total costs and expenses.......................................................           668,328            789,509
                                                                                             -----------        -----------
Income before provision for income taxes..............................................            29,099             30,772
Provision for income taxes............................................................            11,058             12,309
                                                                                             -----------        -----------
Net income............................................................................       $    18,041        $    18,463
                                                                                             ===========        ===========
Net income per share of common stock:
    Basic:
       Net income per share of common stock...........................................       $      0.17        $      0.19
                                                                                             ===========        ===========
       Shares used to compute net income per share....................................           106,006             98,144
                                                                                             ===========        ===========

    Diluted:
       Net income per share of common stock...........................................       $      0.17        $      0.18
                                                                                             ===========        ===========
       Shares used to compute net income per share....................................           107,479            110,386
                                                                                             ===========        ===========


     Operating results for the first quarter of 1997 included the operations of Pharmacy Corporation of America, a former subsidiary that was separated from the Company and merged with another Company on December 3, 1997.


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                                       1998             1997
                                                                                                   -----------      -----------
Cash flows from operating activities:
       Net income................................................................................  $    18,041      $    18,463
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization..........................................................       23,118           27,081
          Provision for reserves on patient, notes and other receivables, net....................        5,240            6,378
          Amortization of deferred financing costs...............................................          613              662
          (Gains) losses on dispositions of facilities and other assets, net.....................       (2,158)           1,469
          Deferred taxes.........................................................................        5,919            5,740
          Net increase (decrease) in insurance related accounts..................................        6,067           (1,364)
          Changes in operating assets and liabilities, net of acquisitions and dispositions:
              Accounts receivable - patient......................................................      (46,970)         (36,631)
              Operating supplies.................................................................         (362)            (276)
              Prepaid expenses and other receivables.............................................        1,974             (950)
              Accounts payable and other accrued expenses........................................       16,953           25,960
              Income taxes payable...............................................................        2,707           (4,751)
              Other, net.........................................................................       (1,877)             320
                                                                                                   -----------      -----------
                 Total adjustments...............................................................       11,224           23,638
                                                                                                   -----------      -----------
                 Net cash provided by operating activities.......................................       29,265           42,101
Cash flows from investing activities:
       Payments for acquisitions, net of cash acquired...........................................      (53,715)         (30,829)
       Capital expenditures......................................................................      (31,132)         (37,638)
       Proceeds from dispositions of facilities and other assets.................................        2,279              263
       Collections on notes receivable and REMIC investment......................................          448            8,981
       Other, net................................................................................       (6,963)             742
                                                                                                   -----------      -----------
                 Net cash used for investing activities..........................................      (89,083)         (58,481)
Cash flows from financing activities:
       Revolver borrowings.......................................................................      164,000          387,000
       Repayments of Revolver borrowings.........................................................     (139,000)        (363,000)
       Proceeds from issuance of long-term obligations...........................................          --             3,534
       Repayments of long-term obligations.......................................................       (6,268)         (16,356)
       Purchase of common stock for treasury.....................................................          --            (2,397)
       Proceeds from exercise of stock options...................................................        2,189            1,855
       Deferred financing costs..................................................................          (19)            (320)
       Proceeds from designated funds, net.......................................................          801              439
                                                                                                   -----------      -----------
                 Net cash provided by financing activities.......................................       21,703           10,755
                                                                                                   -----------      -----------
Net decrease in cash and cash equivalents........................................................      (38,115)          (5,625)
Cash and cash equivalents at beginning of period.................................................      105,230           69,761
                                                                                                   -----------      -----------
Cash and cash equivalents at end of period.......................................................  $    67,115      $    64,136
                                                                                                   ===========      ===========


Supplemental schedule of cash flow information:
  Cash paid during the period for:
     Interest (net of amounts capitalized).......................................................  $    17,866      $    25,309
     Income tax payments (net of refunds)........................................................        2,432           11,320

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (UNAUDITED)


   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with the requirements of SFAS No. 128.

   The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31 (in thousands):

                                                                             1998         1997
                                                                           --------     --------
   NUMERATOR:
     Numerator for basic earnings per share - income available
       to common stockholders ..........................................   $ 18,041     $ 18,463
     Effect of dilutive securities:
       5 1/2% convertible subordinated debentures, net of income taxes..       --          1,238
                                                                           --------     --------
     Numerator for diluted earnings per share - income available
       to common stockholders after assumed conversions ................   $ 18,041     $ 19,701
                                                                           ========     ========

   DENOMINATOR:
     Denominator for basic earnings per share - weighted average
       shares ..........................................................    106,006       98,144
     Effect of dilutive securities:
       Employee stock options ..........................................      1,473          989
       5 1/2% convertible subordinated debentures ......................       --         11,253
                                                                           --------     --------

     Dilutive potential common shares ..................................      1,473       12,242
                                                                           --------     --------
     Denominator for diluted earnings per share - adjusted weighted
       average shares and assumed conversions ..........................    107,479      110,386
                                                                           ========     ========

   Basic earnings per share ............................................   $   0.17     $   0.19
                                                                           ========     ========

   Diluted earnings per share ..........................................   $   0.17     $   0.18
                                                                           ========     ========

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 1998

                                   (UNAUDITED)


   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which requires the presentation of comprehensive income in a company's financial statement disclosures. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income, as well as charges and credits directly to retained earnings which are excluded from net income. The components of comprehensive income, net of income taxes, consist of the following for the three months ended March 31 (in thousands):

                                                                     1998            1997
                                                                     ----            ----
           Net income ..........................................   $ 18,041       $ 18,463
           Unrealized gains on securities ......................        446           --
                                                                   --------       --------
           Comprehensive income ................................   $ 18,487       $ 18,463
                                                                   ========       ========

   Accumulated other comprehensive income, net of income taxes, is made up of unrealized gains on securities of $1,778,000 and $1,332,000 at March 31, 1998 and December 31, 1997, respectively.

   Certain prior year amounts have been reclassified to conform with the 1998 presentation.

   (ii) The provisions for income taxes for the three months ended March 31, 1998 and 1997 were based on estimated annual effective tax rates of 38% and 40%, respectively. The Company's estimated annual effective tax rates for 1998 and 1997 are different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill. The provisions for income taxes consist of the following for the three months ended March 31 (in thousands):

                                                                           1998                  1997
                                                                         ---------            ---------
   Federal:
           Current....................................................   $   4,061            $   5,298
           Deferred...................................................       4,948                4,840

   State:
           Current....................................................       1,078                1,271
           Deferred...................................................         971                  900
                                                                         ---------            ---------
                                                                         $  11,058            $  12,309
                                                                         =========            =========

   (iii) During the three months ended March 31, 1998, the Company purchased 47 home health centers, 40 outpatient clinics, one previously leased nursing facility (120 beds) and certain other assets for approximately $52,800,000 cash, approximately $2,400,000 acquired debt and approximately $5,400,000 closing and other costs. Also during such period, the Company sold one nursing facility (120 beds) and certain other assets for cash proceeds of approximately $2,300,000. The Company recognized net pre-tax gains during the first quarter of 1998 of approximately $2,200,000 as a result of these dispositions. The operations of these facilities were immaterial to the Company's consolidated financial position and results of operations.

   (iv) In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. In December 1997, the Company repurchased 4,000,000 shares of its Common Stock through an accelerated stock repurchase transaction at a cost of approximately $56,100,000 (approximately $5,700,000 of which was included in other accrued liabilities at March 31, 1998). In April 1998, through a similar transaction, the Company repurchased 3,000,000 shares at a cost of approximately $43,600,000. The repurchases were financed primarily through borrowings under the Company's Revolver/Letter of Credit Facility. Since June 1996, the Company has repurchased approximately 9,300,000 shares of its outstanding Common Stock under the stock repurchase program.

   On March 4, 1998, a jury in California returned a verdict of $95,100,000 against a nursing facility operated by a subsidiary of the Company. The verdict, which was based on findings of fraud as well as negligence and abuse, consisted of $365,580 in compensatory damages and $94,700,000 in punitive damages. Since punitive damages are generally not covered by insurance, a final judgement of this size could have a material adverse effect on the Company's consolidated results of operations and financial position. However, it is the Company's belief, based on discussions with its trial and appellate counsel, that many of the jury's findings are not supportable from the evidence presented in the case, and that the judgement entered will be significantly reduced by the trial court or on appeal. The trial judge has set a post-trial hearing for June 3, 1998.
The Company intends to aggressively pursue all post-trial and appellate remedies available to it.

   There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1998

                                   (UNAUDITED)


GENERAL

Forward Looking Statements

   This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to service its debt obligations, finance growth opportunities, respond to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions; the effect of government regulation and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company; the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions; the competitive environment in which the Company operates; demographic changes; the ability to timely locate and correct all relevant computer codes prior to the year 2000; and the availability and cost of labor and materials. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them.

Governmental Regulation and Reimbursement

   Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both the federal and state governments. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act") in which Congress included numerous program changes directed at balancing the federal budget. The legislation changes Medicare and Medicaid policy in a number of ways, including: (i) development of new Medicare and Medicaid health plan options; (ii) creation of additional safeguards against healthcare fraud and abuse; (iii) repeal of the Medicaid "Boren Amendment" payment standard; (iv) a 10% reduction in Part B therapy costs for the period from January 1, 1998 through July 1, 1998, at which time reimbursement for these services will be based on Health Care Financing Administration of the Department of Health and Human Services ("HCFA") established fee schedules; (v) the phase in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998 (which will be in effect for the Company in January 1999); and (vi) establishment of limitations on Part B therapy charges per beneficiary per year. The legislation includes new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures. At this time, the Company has not been able to fully assess the impact of these changes, due in part to uncertainty as to the details of implementation and interpretation of the legislation by HCFA and, therefore, no assurances can be made as to the ultimate impact of this legislation or future healthcare reform legislation on the Company's consolidated financial position, results of operations, or cash flows. However, future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

   During the second quarter of 1998, final rules were issued by HCFA which established guidelines for maximum reimbursement to skilled nursing facilities for contracted speech and occupational therapy services based on equivalent salary amounts for on-staff therapists. In addition, these rules revised the salary equivalency rules previously in effect for physical and respiratory therapy services. The Company has not experienced, and does not expect the new rules to have, a material adverse effect on its consolidated results of operations or cash flows because of the following: (i) the Company currently provides the majority of its therapy services through on-staff therapists; and
(ii) the salary equivalency guidelines cease to apply to skilled nursing facilities once the 1997 Act provisions for PPS become effective.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1998

                                  (UNAUDITED)

   The Company believes that its facilities are in substantial compliance with currently applicable Medicaid and Medicare conditions of participation. In the ordinary course of its business, however, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions can include the imposition of fines, temporary suspension of admission of new patients to the facility, decertification from participation in the Medicaid or Medicare programs and, in extreme circumstances, revocation of a facility's license.

   The Social Security Act and regulations of the Department of Health and Human Services ("HHS") provide for exclusion of providers and related persons from participation in the Medicare and Medicaid programs if they have been convicted of a criminal offense related to the delivery of an item or service under either of these programs or if they have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service. Furthermore, individuals or entities and their affiliates may be excluded from the Medicare and Medicaid programs under certain circumstances including conviction relating to fraud, license revocation or suspension, or failure to furnish services of adequate quality.

   The "fraud and abuse" anti-kickback provisions of the Social Security Act (presently codified in section 1128B(b) of the Social Security Act, hereinafter the "Antifraud Amendments") make it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under government health programs, including Medicare and Medicaid. The Antifraud Amendments have been broadly interpreted to make remuneration of any kind, including many types of business and financial arrangements among providers, potentially illegal if any purpose of the remuneration or financial arrangement is to induce a referral. Accordingly, joint ventures, space and equipment rentals, management and personal services contracts, and certain investment arrangements among providers may be suspect.

   In 1991, HHS promulgated regulations which describe certain arrangements that would not be subject to enforcement action under the Social Security Act (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow, leaving unprotected a wide range of economic relationships that many hospitals, physicians and other healthcare providers consider to be legitimate business arrangements not prohibited by the Antifraud Amendments. The regulations do not purport to describe comprehensively all lawful relationships between healthcare providers and referral sources and clearly provide that arrangements that do not qualify for Safe Harbor protection are not automatically deemed to violate the Antifraud Amendments. Thus, skilled nursing facilities and other healthcare providers having arrangements or relationships that do not fall within a Safe Harbor may not be required to alter them in order to ensure compliance with the Social Security Act provisions. Although failure to qualify for a Safe Harbor may subject a particular arrangement or relationship to increased regulatory scrutiny, the fact that a particular relationship or arrangement does not fall within one of the Safe Harbors does not in and of itself mean the relationship or arrangement is unlawful. In 1993, HHS published proposed regulations for comment in the Federal Register establishing additional Safe Harbors. Additionally, in 1995, HHS published a proposed rule aimed at clarifying the existing Safe Harbors. As of April 1, 1998, these regulations had not been adopted in final form. The Company cannot predict the final form that these regulations and rules will take or their effect, if any, on the Company's business.

   In addition to the Antifraud Amendments, Section 1877 of the Social Security Act (known as the "Stark Law") imposes restrictions on financial relationships between physicians and certain entities. The Stark Law provides that if a physician (or an immediate family member of a physician) has a financial relationship with an entity that furnishes certain designated health services, the physician may not refer a Medicare or Medicaid patient to the entity and the entity may not bill for services provided unless an exception to the financial relationship exists. Designated health services include certain services furnished by the Company, such as physical therapy, occupational therapy, prescription drugs and home health. The types of financial relationships that can trigger the referral and billing prohibitions are broad and include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, including denial of payment for services furnished pursuant to prohibited referrals, civil monetary penalties of $15,000 for each item claimed, assessments equal to 200% of the dollar value of each such service provided, and exclusion from the Medicare and Medicaid programs.

   On August 14, 1995, the final regulations were published interpreting the original provisions of the Stark Law that became effective January 1, 1992. These provisions relate to entities that furnish clinical laboratory services, commonly referred to as "Stark I." Expanded restrictions as applied to the additional designated health services (referred to as "Stark II") became effective as of January 1, 1995. Proposed regulations implementing Stark II were published on January 9, 1998. The Company cannot predict the final form that such regulations will take or the effect that Stark II or the regulations promulgated thereunder will have on the Company.

   Many states in which the Company operates also have laws that prohibit payments to physicians for patient referrals with statutory language similar to the Antifraud Amendments, but with broader effect since they apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Many states also have passed legislation similar to Stark, but with broader effect, since the legislation applies regardless of the source of payment for care. The scope of these state laws is broad, and little precedent exists for their interpretation or enforcement.

   On August 21, 1996, President Clinton signed significant new federal health reform legislation known as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The new law includes comprehensive and far-reaching revisions or supplements to the Antifraud Amendments. Under HIPAA, healthcare fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any healthcare benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer, or employee had no actual knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Most of the provisions of HIPAA became effective on January 1, 1997. HIPAA was followed by the 1997 Act. The 1997 Act also contained a significant number of new fraud and abuse provisions. For example, civil monetary penalties ("CMP") may now be imposed for violations of the anti-kickback provisions of the Medicare and Medicaid statute (previously, exclusion or criminal prosecution were the only actions under the anti-kickback statute) as well as contracting with an individual or entity that the provider knows or should know is excluded from a federal healthcare program. The 1997 Act provides for a CMP of $50,000 and damages of not more than three times the amount of remuneration in the prohibited activity.

   In 1976, Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations, and inspections. In order to provide guidance to healthcare providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statutes, the OIG has from time to time issued "fraud alerts" identifying segments of the healthcare industry and particular practices that are particularly vulnerable to abuse. The OIG has issued three fraud alerts targeting the skilled nursing industry: an August 1995 alert relating to the provision of medical supplies to nursing facilities, the fraudulent billing for medical supplies equipment and fraudulent supplier transactions; a May 1996 alert focusing on the provision of fraudulent professional services to nursing facility residents; and a March 1998 alert addressing the interrelationship between hospice services and the nursing home industry, and potentially illegal practices and arrangements. The fraud alerts encourage persons having information about potentially abusive practices or transactions to report such information to the OIG.

   In addition to laws addressing referral relationships, several federal laws impose criminal and civil sanctions for fraudulent and abusive billing practices. The federal False Claims Act imposes sanctions, consisting of monetary penalties of up to $10,000 for each claim and treble damages, on entities and persons who knowingly present or cause to be presented a false or fraudulent claim for payment to the United States. Section 1128B(a) of the Social Security Act prohibits the knowingly and willful making of a false statement or representation of a material fact in relation to the submission of a claim for payment under government health programs (including the Medicare and Medicaid programs). Violations of this provision constitute felony offenses punishable by fines and imprisonment. The new HIPAA provisions establish criminal penalties for fraud, theft, embezzlement, and the making of false statements in relation to healthcare benefits programs (which includes private, as well as government programs).

   A joint federal/state initiative, Operation Restore Trust, was created in 1995 to apply to nursing homes, home health agencies, and suppliers of medical equipment to these providers in the five states of New York, Florida, California, Illinois and Texas. The program was subsequently expanded to hospices in these states as well. The program is designed to focus audit and law enforcement efforts on geographic areas and provider types receiving large concentrations of Medicare and Medicaid funds. According to HHS statistics, the targeted states account for nearly 40% of all Medicare and Medicaid beneficiaries. Under Operation Restore Trust, the OIG and HCFA have undertaken a variety of activities to address fraud and abuse by nursing homes, home health providers, and medical equipment suppliers. These activities will include financial audits, creation of a Fraud and Waste Report Hotline, and increased investigations and enforcement activity.

   On May 20, 1997, HHS announced that Operation Restore Trust will be expanded during the next two years to include twelve additional states (Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington), as well as several other types of healthcare services. Over the longer term, it is anticipated that Operation Restore Trust investigative techniques will be used in all 50 states, and will be applied throughout the Medicare and Medicaid programs.

   In addition to increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs, federal and state regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act and Medicare and Medicaid regulations. Although the Company believes that it is in material compliance with such laws, a determination that the Company has violated such laws, or even the public announcement that the Company was being investigated concerning possible violations, could have a material adverse effect on the Company.

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

IMPACT OF THE YEAR 2000 ISSUE

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1998

                                  (UNAUDITED)

   Based on an ongoing assessment, the Company has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing hardware and software and conversions to new hardware and software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

   The Company is in the process of initiating formal communications with all of its significant suppliers, payors and large customers to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no assurance that the systems of other companies, as well as those of the federal and state governments, on which the Company's systems and operations rely will be timely converted and will not have an adverse effect on the Company's systems or ongoing operations.

   The Company will utilize both internal and external resources to reprogram, or replace, and test the hardware and software for Year 2000 modifications. The Company anticipates completing its reprogramming phase of the Year 2000 project by December 31, 1998 and will continue with the testing phase during 1999. Since assessments of the Year 2000 Issue currently remain ongoing, the Company has not yet been able to fully determine the total costs of the Year 2000 project.

   The Company will continue to assess each of its operations and their Year 2000 readiness. At this time, the Company believes that appropriate actions are being taken, and expects to complete its overall Year 2000 remediation prior to any anticipated impact on its operations. However, there can be no assurance that these assumptions will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, third party modification plans and similar uncertainties.

OPERATING RESULTS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

   Operating results for the first quarter of 1997 included the operations of Pharmacy Corporation of America ("PCA"), a former subsidiary that was separated from the Company and merged with another company on December 3, 1997. Net income was $18,041,000 for the first quarter of 1998, as compared to net income of $18,463,000 for the same period in 1997. Income before provision for income taxes was $29,099,000 for the first quarter of 1998, as compared to $30,772,000 for the same period in 1997. The Company had an estimated annual effective tax rate of 38% and 40% for the quarters ended March 31, 1998 and 1997, respectively. The Company's estimated annual effective tax rates for 1998 and 1997 are different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill.

   Net operating revenues and operating and administrative costs decreased approximately $122,300,000 and $110,000,000, respectively, for the first quarter of 1998, as compared to the same period in 1997. These decreases consist of the following: decreases in net operating revenues and operating and administrative costs of approximately $122,400,000 and $103,800,000, respectively, due to the operations of PCA; and decreases in net operating revenues and operating and administrative costs of approximately $54,600,000 and $53,100,000, respectively, due to the disposition of, or lease terminations on, one nursing facility in 1998 and 68 nursing facilities in 1997; partially offset by increases in net operating revenues and operating and administrative costs of approximately $29,000,000 and $23,200,000, respectively, for facilities which the Company operated during each of the quarters ended March 31, 1998 and 1997 ("same facility operations"); and increases in net operating revenues and operating and administrative costs of approximately $25,700,000 and $23,700,000, respectively, due to the acquisitions of outpatient, home health and hospice businesses during 1998 and 1997.

   The increase in net operating revenues for same facility operations for the first quarter of 1998, as compared to the same period in 1997, was due to the following: approximately $30,100,000 due to increases in room and board rates; and approximately $2,000,000 due to various other items; partially offset by approximately $3,100,000 due to a decrease in same facility occupancy to 89.4% for the first quarter of 1998, as compared to 89.9% for the same period in 1997.

   The increase in operating and administrative costs for same facility operations for the first quarter of 1998, as compared to the same period in 1997, was due to the following: approximately $19,300,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1998

                                   (UNAUDITED)

personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $3,800,000 due primarily to increases in purchased ancillary products; approximately $2,500,000 due to increases in nursing supplies and other variable costs; and approximately $2,000,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $4,400,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

   Interest expense decreased approximately $7,200,000 as compared to the same period in 1997 primarily due to the conversion of the Company's 5 1/2% convertible subordinated debentures in the third quarter of 1997, as well as the repayments of the Company's 7 5/8% convertible subordinated debentures, the 8 3/4% Notes and certain other notes and mortgages during the fourth quarter of 1997 with the proceeds from the separation of PCA. The decrease in depreciation and amortization expense of approximately $4,000,000 as compared to the same period in 1997 was affected by the following: approximately $4,800,000 decrease related to the operations of PCA and approximately $2,500,000 decrease due to the dispositions of, or lease terminations on, certain nursing facilities; partially offset by an increase of approximately $3,300,000 primarily due to capital additions and improvements, as well as acquisitions.

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company will adopt SOP 98-1 in its consolidated financial statements by the first quarter of 1999. The Company has not completed its review of SOP 98-1 but does not expect there to be a material effect on its consolidated financial position or results of operations.

   In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5") which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt SOP 98-5 in its consolidated financial statements by the first quarter of 1999. The Company has not completed its review of SOP 98-5 but does not expect there to be a material effect on its consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1998, the Company had approximately $67,100,000 in cash and cash equivalents and net working capital of approximately $257,600,000. The Company anticipates that approximately $31,100,000 of its existing cash at March 31, 1998, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $303,600,000 of unused commitments under its Revolver/Letter of Credit Facility as of March 31, 1998.

   Net cash provided by operating activities for the first quarter of 1998 was approximately $29,300,000. Net cash used for investing activities and net cash provided by financing activities were approximately $89,100,000 and $21,700,000, respectively, for the first quarter of 1998. The Company primarily used cash generated from operations, net borrowings

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1998

                                   (UNAUDITED)


under its Revolver/Letter of Credit Facility, and cash on hand to fund capital expenditures totaling approximately $31,100,000, to fund acquisitions of approximately $53,700,000 and to repay approximately $6,300,000 of long-term obligations.

   In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. In December 1997, the Company repurchased 4,000,000 shares of its Common Stock through an accelerated stock repurchase transaction at a cost of approximately $56,100,000 (approximately $5,700,000 of which was included in other accrued liabilities at March 31, 1998). In April 1998, through a similar transaction, the Company repurchased 3,000,000 shares at a cost of approximately $43,600,000. The repurchases were financed primarily through borrowings under the Company's Revolver/Letter of Credit Facility. Since June 1996, the Company has repurchased approximately 9,300,000 shares of its outstanding Common Stock under the stock repurchase program.

   The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $33,200,000, to make normal recurring capital additions and improvements of approximately $102,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending March 31, 1999.

   As of March 31, 1998, the Company had total indebtedness of approximately $734,300,000 and total stockholders' equity of approximately $876,400,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                                 MARCH 31, 1998

                                   (UNAUDITED)


ITEM 1.  LEGAL PROCEEDINGS

   On March 4, 1998, a jury in California returned a verdict of $95,100,000 against a nursing facility operated by a subsidiary of the Company. The verdict, which was based on findings of fraud as well as negligence and abuse, consisted of $365,580 in compensatory damages and $94,700,000 in punitive damages. Since punitive damages are generally not covered by insurance, a final judgement of this size could have a material adverse effect on the Company's consolidated results of operations and financial position. However, it is the Company's belief, based on discussions with its trial and appellate counsel, that many of the jury's findings are not supportable from the evidence presented in the case, and that the judgement entered will be significantly reduced by the trial court or on appeal. The trial judge has set a post-trial hearing for June 3, 1998. The Company intends to aggressively pursue all post-trial and appellate remedies available to it.

   There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6(a).  EXHIBITS

    EXHIBIT
    NUMBER                                         DESCRIPTION
    ------                                         -----------

    10.1*       Executive Stock Option Agreement, effective as of February 19, 1998, between
                Beverly Enterprises, Inc. and David R. Banks
    27.1        Financial Data Schedule for the three months ended March 31, 1998
    27.2        Restated Financial Data Schedule for the three months ended March 31, 1997

                * Exhibit 10.1 is a management contract, compensatory plan, contract or arrangement in which a named executive officer participates.

ITEM 6(b). REPORTS ON FORM 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant




Dated:  May 15, 1998                         By:   /s/   PAMELA H. DANIELS
                                                   ---------------------------
                                                         Pamela H. Daniels
                                                    Vice President, Controller
                                                   and Chief Accounting Officer

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                                         DESCRIPTION
    ------                                         -----------

    10.1*       Executive Stock Option Agreement, effective as of February 19, 1998, between
                Beverly Enterprises, Inc. and David R. Banks
    27.1        Financial Data Schedule for the three months ended March 31, 1998
    27.2        Restated Financial Data Schedule for the three months ended March 31, 1997

                * Exhibit 10.1 is a management contract, compensatory plan, contract or arrangement in which a named executive officer participates.