Form 10-Q
period 1998-06-30
BEVERLY ENTERPRISES INC
filed 1998-08-14
CIK 1040441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

   ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT JULY 31, 1998 -- 103,256,909

================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                                  JUNE 30, 1998

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         Item 1.  Financial Statements (Unaudited)
                      Condensed Consolidated Balance Sheets................   2
                      Condensed Consolidated Statements of Income..........   3
                      Condensed Consolidated Statements of Cash Flows......   4
                      Notes to Condensed Consolidated Financial Statements.   5
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................   9

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings........................................  18
         Item 4.  Submission of Matters to a Vote of Security Holders......  19
         Item 6.  Exhibits and Reports on Form 8-K.........................  19

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                      1998             1997
                                                                                    ---------       -----------
                                                                                   (UNAUDITED)        (NOTE)
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................     $    41,473      $   105,230
   Accounts receivable - patient, less allowance for doubtful accounts:
     1998__$15,459; 1997__$17,879 ...........................................         394,037          384,833
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
     1998__$427; 1997__$626 .................................................          23,835           14,400
   Notes receivable .........................................................           6,570            4,409
   Operating supplies .......................................................          29,465           30,439
   Deferred income taxes ....................................................          24,549           27,304
   Prepaid expenses and other ...............................................          61,689           59,703
                                                                                  -----------      -----------
      Total current assets ..................................................         581,618          626,318
Property and equipment, net of accumulated depreciation and amortization:
    1998__$666,215; 1997__$638,834 ..........................................       1,146,502        1,158,329
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1998__$3,193; 1997__$2,917 ............................................          19,369           20,564
   Designated and restricted funds ..........................................          74,396           64,233
   Goodwill, net ............................................................         205,075          99,280
   Other, net ...............................................................         113,104         104,745
                                                                                  -----------      -----------
      Total other assets ....................................................         411,944          288,822
                                                                                  -----------      -----------
                                                                                  $ 2,140,064      $ 2,073,469
                                                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................     $    78,148      $    75,791
   Accrued wages and related liabilities ....................................         124,510          123,146
   Accrued interest .........................................................          14,518           15,108
   Other accrued liabilities ................................................         101,614           98,421
   Current portion of long-term obligations .................................          29,289           31,551
                                                                                  -----------      -----------
      Total current liabilities .............................................         348,079          344,017
Long-term obligations .......................................................         761,403          686,941
Deferred income taxes payable ...............................................         122,643          111,388
Other liabilities and deferred items ........................................          53,611           68,618
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000 ..........................              --               --
   Common stock, shares issued:  1998__110,241,711; 1997__109,890,205 .......          11,024           10,989
   Additional paid-in capital ...............................................         875,787          874,335
   Retained earnings ........................................................          65,825           26,239
   Accumulated other comprehensive income ...................................           1,509            1,332
   Treasury stock, at cost:  1998__ 7,000,000 shares; 1997__ 4,000,000 shares         (99,817)         (50,390)
                                                                                  -----------      -----------
      Total stockholders' equity ............................................         854,328          862,505
                                                                                  -----------      -----------
                                                                                  $ 2,140,064      $ 2,073,469
                                                                                  ===========      ===========

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

                            BEVERLY ENTERPRISES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                     -------------------------     -------------------------
                                                         1998           1997           1998          1997
                                                     ----------     ----------     ----------     ----------
Net operating revenues .........................     $  715,415     $  817,503     $1,409,815     $1,634,219
Interest income ................................          2,233          3,161          5,260          6,726
                                                     ----------     ----------     ----------     ----------
       Total revenues ..........................        717,648        820,664      1,415,075      1,640,945
Costs and expenses:
   Operating and administrative:
     Wages and related .........................        437,253        448,074        856,472        897,856
     Other .....................................        208,872        287,944        419,375        577,874
   Interest ....................................         16,593         21,971         32,081         44,687
   Depreciation and amortization ...............         23,127         27,725         46,245         54,806
                                                     ----------     ----------     ----------     ----------
       Total costs and expenses ................        685,845        785,714      1,354,173      1,575,223
                                                     ----------     ----------     ----------     ----------

Income before provision for income taxes .......         31,803         34,950         60,902         65,722
Provision for income taxes .....................         10,258         13,980         21,316         26,289
                                                     ----------     ----------     ----------     ----------
Net income .....................................     $   21,545     $   20,970     $   39,586     $   39,433
                                                     ==========     ==========     ==========     ==========

Net income per share of common stock:
   Basic:
     Net income per share of common stock ......     $      .21     $      .21     $      .38     $      .40
                                                     ==========     ==========     ==========     ==========
     Shares used to compute net income per share        103,682         97,736        104,838         97,939
                                                     ==========     ==========     ==========     ==========

   Diluted:
     Net income per share of common stock ......     $      .20     $      .20     $      .37     $      .38
                                                     ==========     ==========     ==========     ==========
     Shares used to compute net income per share        105,112        109,993        106,289        110,189
                                                     ==========     ==========     ==========     ==========

   Operating results for the three-month and six-month periods ended June 30, 1997 included the operations of Pharmacy Corporation of America, a former subsidiary that was separated from the Company and merged with another company on December 3, 1997.


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                     1998           1997
                                                                                                  ----------     ----------
Cash flows from operating activities:
       Net income ...........................................................................     $  39,586      $  39,433
       Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ....................................................        46,245         54,806
           Provision for reserves on patient, notes and other receivables, net ..............         9,495         19,818
           Amortization of deferred financing costs .........................................         1,207          1,336
           Gains on dispositions of facilities and other assets, net ........................       (15,160)       (20,842)
           Deferred taxes ...................................................................         9,509          6,632
           Net increase (decrease) in insurance related accounts ............................       (19,959)           383
           Changes in operating assets and liabilities, net of acquisitions and dispositions:
                Accounts receivable - patient ...............................................       (46,992)       (33,960)
                Operating supplies ..........................................................          (391)        (2,036)
                Prepaid expenses and other receivables ......................................         1,690           (727)
                Accounts payable and other accrued expenses .................................        16,599            829
                Income taxes payable ........................................................        (3,539)        (4,309)
                Other, net ..................................................................           302            154
                                                                                                  ---------      ---------
                  Total adjustments .........................................................          (994)        22,084
                                                                                                  ---------      ---------
                  Net cash provided by operating activities .................................        38,592         61,517
Cash flows from investing activities:
           Payments for acquisitions, net of cash acquired ..................................      (127,632)       (45,373)
           Capital expenditures .............................................................       (63,539)       (70,317)
           Proceeds from dispositions of facilities and other assets, net ...................        67,274        143,409
           Collections on notes receivable and REMIC investment .............................           764         18,441
           Other, net .......................................................................       (11,793)        (3,263)
                                                                                                  ---------      ---------
                       Net cash provided by (used for) investing activities .................      (134,926)        42,897
Cash flows from financing activities:
           Revolver borrowings ..............................................................       571,000        772,000
           Repayments of Revolver borrowings ................................................      (476,000)      (838,000)
           Proceeds from issuance of long-term obligations ..................................           ___          3,534
           Repayments of long-term obligations ..............................................       (16,286)       (28,242)
           Purchase of common stock for treasury ............................................       (49,263)       (14,736)
           Proceeds from exercise of stock options ..........................................         2,977          2,546
           Deferred financing costs .........................................................          (582)          (354)
           Proceeds from designated funds, net ..............................................           731            833
                                                                                                  ---------      ---------
                Net cash provided by (used for) financing activities ........................        32,577       (102,419)
                                                                                                  ---------      ---------
Net increase (decrease) in cash and cash equivalents ........................................       (63,757)         1,995
Cash and cash equivalents at beginning of period ............................................       105,230         69,761
                                                                                                  ---------      ---------
Cash and cash equivalents at end of period ..................................................     $  41,473      $  71,756
                                                                                                  =========      =========

Supplemental schedule of cash flow information: Cash paid during the period for:
       Interest (net of amounts capitalized) ................................................     $  31,464      $  42,637
       Income taxes (net of refunds) ........................................................        15,346         23,966

                             See accompanying notes

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (UNAUDITED)

     (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with the requirements of SFAS No. 128.

     The following table sets forth the computation of basic and diluted earnings per share for the three-month and six-month periods ended June 30 (in thousands):

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                            ---------------------     ---------------------
                                                              1998         1997         1998         1997
                                                            --------     --------     --------     --------
NUMERATOR:
  Numerator for basic earnings per share - income
    available to common stockholders ..................     $ 21,545     $ 20,970     $ 39,586     $ 39,433
  Effect of dilutive securities:
    5 1/2% convertible subordinated debentures,
    net of income taxes ...............................           --        1,238           --        2,476
                                                            --------     --------     --------     --------
  Numerator for diluted earnings per share - income
    available to common stockholders after assumed
    conversions .......................................     $ 21,545     $ 22,208     $ 39,586     $ 41,909
                                                            ========     ========     ========     ========

DENOMINATOR:
  Denominator for basic earnings per share - weighted
    average shares ....................................      103,682       97,736      104,838       97,939
  Effect of dilutive securities:
    Employee stock options ............................        1,430        1,004        1,451          997
    5 1/2% convertible subordinated debentures ........           --       11,253           --       11,253
                                                            --------     --------     --------     --------

  Dilutive potential common shares ....................        1,430       12,257        1,451       12,250
                                                            --------     --------     --------     --------
  Denominator for diluted earnings per share - adjusted
    weighted average shares and assumed conversions ...      105,112      109,993      106,289      110,189
                                                            ========     ========     ========     ========

Basic earnings per share ..............................     $   0.21     $   0.21     $   0.38     $   0.40
                                                            ========     ========     ========     ========

Diluted earnings per share ............................     $   0.20     $   0.20     $   0.37     $   0.38
                                                            ========     ========     ========     ========

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 1998

                                   (UNAUDITED)


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which requires the presentation of comprehensive income in a company's financial statement disclosures. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income, as well as charges and credits directly to retained earnings which are excluded from net income. The components of comprehensive income, net of income taxes, consist of the following for the three-month and six-month periods ended June 30 (in thousands):


                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                            ----------------------     ---------------------
                                              1998          1997         1998         1997
                                            --------      --------     --------     --------
Net income ............................     $ 21,545      $ 20,970     $ 39,586     $ 39,433
Unrealized gains (losses) on securities         (269)          ___          177          ___
                                            --------      --------     --------     --------
Comprehensive income ..................     $ 21,276      $ 20,970     $ 39,763     $ 39,433
                                            ========      ========     ========     ========


     Accumulated other comprehensive income, net of income taxes, is made up of unrealized gains on securities of $1,509,000 and $1,332,000 at June 30, 1998 and December 31, 1997, respectively.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt SOP 98-1 in its consolidated financial statements by the first quarter of 1999. The Company has not completed its review of SOP 98-1 but does not expect there to be a material effect on its consolidated financial position or results of operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5") which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will require the Company to report all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in its consolidated financial statements by the first quarter of 1999 and does not expect the cumulative effect adjustment to exceed $10,000,000.

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

     (ii) The provisions for income taxes for the three-month and six-month periods ended June 30, 1998 and 1997 were based on estimated annual effective tax rates of 35% and 40%, respectively. The Company's estimated annual effective tax rate decreased to 35% in 1998 primarily due to the impact of the sale of American Transitional Hospitals, Inc. (see Note iii) and the benefit of certain tax credits. The Company's estimated annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill. The provisions for income taxes consist of the following for the three-month and six-month periods ended June 30 (in thousands):

                        THREE MONTHS ENDED       SIX MONTHS ENDED
                             JUNE 30,                JUNE 30,
                   -----------------------   -----------------------
                      1998          1997       1998           1997
                   ----------     --------   --------       --------
 Federal:
      Current      $  5,276     $ 10,009      $  9,337     $ 15,307
      Deferred        2,877        2,075         7,825        6,915

 State:
      Current         1,392        3,079         2,470        4,350
      Deferred          713       (1,183)        1,684         (283)
                   --------     --------      --------     --------
                   $ 10,258     $ 13,980      $ 21,316     $ 26,289
                   ========     ========      ========     ========

     (iii) During the six months ended June 30, 1998, the Company purchased 57 outpatient clinics, 47 home health centers, eight nursing facilities (823 beds), one assisted living center (48 units), one previously leased nursing facility (120 beds) and certain other assets for approximately $62,900,000 cash, approximately $1,700,000 acquired debt and approximately $2,800,000 closing and other costs. Also, during such period, the Company sold three nursing facilities (270 beds) and certain other assets for cash proceeds of approximately $2,300,000, assumed debt of approximately $4,600,000 and closing and other costs of approximately $2,300,000. The Company recognized net pre-tax losses during the six months ended June 30, 1998 of approximately $3,000,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 1998

                                   (UNAUDITED)


   In June 1998, the Company completed the sale of its American Transitional Hospitals ("ATH") subsidiary to Select Medical Corporation for cash of approximately $65,300,000 and assumed debt of approximately $2,400,000. ATH operates 15 transitional hospitals (893 beds) in eight states which address the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The Company recognized net pre-tax gains of approximately $18,200,000 as a result of this disposition. The operations of ATH were immaterial to the Company's consolidated financial position and results of operations.

   In July 1998, the Company completed the acquisition of Theraphysics Corp ("Theraphysics"), a privately-owned specialty managed care organization for cash of approximately $67,900,000; assumed debt of approximately $2,800,000; and closing and other costs of approximately $3,400,000. Theraphysics operates 38 outpatient rehabilitation facilities in four states and designs healthcare and workers compensation solutions for employers, health maintenance organizations, insurers, physicians and hospitals through a base of owned rehabilitation practices and a network of affiliated providers. The operations of Theraphysics are immaterial to the Company's consolidated financial position and results of operations.

   (iv) In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. In December 1997, the Company repurchased 4,000,000 shares of its Common Stock through an accelerated stock repurchase transaction at a cost of approximately $56,100,000 (approximately $5,700,000 of which was paid during 1998). In April 1998, through a similar transaction, the Company repurchased 3,000,000 shares at a cost of approximately $43,700,000. The repurchases were financed primarily through borrowings under the Company's Revolver/Letter of Credit Facility. Since June 1996, the Company has repurchased approximately 9,300,000 shares of its outstanding Common Stock under the stock repurchase program. On June 2, 1998, the Company announced that its Board of Directors had authorized an increase in its stock repurchase program. The Company may repurchase from time to time on the open market, up to an additional 10,000,000 shares of its outstanding Common Stock. The Company is subject to certain restrictions under its credit arrangements related to the repurchase of its outstanding Common Stock.

   (v) On March 4, 1998, a jury in California returned a verdict of $95,100,000 against a nursing facility operated by a subsidiary of the Company. The verdict, which was based on findings of fraud as well as negligence and abuse, consisted of $365,580 in compensatory damages and $94,700,000 in punitive damages. At a post-trial hearing on June 3, 1998, the trial judge reduced the compensatory damages to $125,000 and reduced the punitive damages to $3,000,000. The Company believes that these reduced damages are excessive, and it intends to aggressively pursue all appellate remedies available to it.

   On July 23, 1998, the Company announced that it is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation or its intended scope. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company has been informed that its independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. The Company has also been notified by its current Medicare fiscal intermediary, Blue Cross of California, that it intends to examine cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 1998

                                   (UNAUDITED)


   Skilled nursing facilities are required to allocate labor costs to Medicare-certified units on an equitable basis. The Company has relied on a variety of internal and external processes and practices that are designed to ensure compliance with this requirement. The Company believes that its cost-reporting policies and procedures are consistent with government regulations and reflect industry norms for determination of these cost allocations. However, a determination that the Company has violated these regulations could have a material adverse effect on the Company's consolidated financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

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

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  JUNE 30, 1998

                                   (UNAUDITED)

GENERAL

FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to service its debt obligations, finance growth opportunities, respond to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions; the effect of government regulation and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company, including the outcome of the federal government investigation (see below); the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions; the competitive environment in which the Company operates; demographic changes; the ability of the Company and its significant vendors, suppliers and payors to timely locate and correct all relevant computer codes and identify and remediate date-sensitive embedded chips prior to the year 2000; and the availability and cost of labor and materials. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them.

FEDERAL GOVERNMENT INVESTIGATION

   On July 23, 1998, the Company announced that it is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation or its intended scope. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company has been informed that its independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. The Company has also been notified by its current Medicare fiscal intermediary, Blue Cross of California, that it intends to examine cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

   Skilled nursing facilities are required to allocate labor costs to Medicare-certified units on an equitable basis. The Company has relied on a variety of internal and external processes and practices that are designed to ensure compliance with this requirement. The Company believes that its cost-reporting policies and procedures are consistent with government regulations and reflect industry norms for determination of these cost allocations. However, a determination that the Company has violated these regulations could have a material adverse effect on the Company's consolidated financial position and results of operations.

   It is too early to predict the outcome or effect that the ongoing investigation, and related media coverage, could have on the Company's consolidated financial position or results of operations. If the Company were found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such finding could have a material adverse effect on the Company's consolidated financial position and results of operations.

GOVERNMENTAL REGULATION AND REIMBURSEMENT

   Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both the federal and state governments. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act") in which Congress included numerous program changes directed at balancing the federal budget. The legislation changes Medicare and Medicaid policy in a number of ways, including: (i) development of new Medicare and Medicaid health plan options; (ii) creation of additional safeguards against healthcare fraud and abuse; (iii) repeal of the Medicaid "Boren Amendment" payment standard; (iv) a 10% reduction in Part B therapy costs for the period from January 1, 1998 through July 1, 1998, at which time reimbursement for these services will be based on fee schedules established by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS");
(v) the phase in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998 (which will be in effect for the Company in January 1999); and (vi) establishment of limitations on Part B therapy charges per beneficiary per year. The legislation includes new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures. At this time, the Company has not been able to fully assess the impact of these changes, due in part to uncertainty as to the details of implementation and interpretation of the legislation by HCFA and, therefore, no assurances can be made as to the ultimate impact of this legislation or future healthcare reform legislation on the Company's consolidated financial position, results of operations, or cash flows. However, future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

   PPS will be in effect for the Company on January 1, 1999 and will significantly change the manner in which its skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. PPS will be phased in over a three year period. In year one (1999 for the Company), Medicare PPS rates will be based 75% on 1995 facility-specific Medicare costs (as adjusted for inflation) and 25% will be federally-determined based upon the acuity level of Medicare patients served in the Company's skilled nursing facilities. In year two, Medicare PPS rates will be based 50% on 1995 facility-specific costs and 50% on the federally-determined acuity-adjusted rate. In year three, Medicare PPS rates will be based 25% on 1995 facility-specific costs and 75% on the federally-determined acuity-adjusted rate. In year four, Medicare PPS rates will be based on the federally-determined acuity-adjusted rate.

   The Company is currently analyzing its 1995 facility-specific costs, as well as the current acuity level of Medicare patients in its skilled nursing facilities, to estimate the impact of PPS on the Company's 1999 net operating revenues. In addition, the Company is identifying the significant changes in its facility-specific costs since 1995 to determine the major reasons for such changes. Based on such analyses, the Company will develop facility-specific plans to deliver care to Medicare patients at a lower cost and in a manner consistent with PPS requirements. The Company has not yet finalized its facility-specific plans. However, such plans may result in material changes in staffing in the Company's skilled nursing facilities, primarily in the area of rehabilitation services. The Company is also analyzing whether other cost reductions can be achieved in its skilled nursing facilities. If the Company is unable to execute facility-specific plans to reduce the cost of care to Medicare patients, PPS could have a material adverse effect on the Company's consolidated financial position and results of operations.

   PPS also imposes significant documentation requirements on skilled nursing facilities to demonstrate the acuity level of Medicare patients and other factors which will directly impact billing and payment rates to the Company, as well as compliance with PPS rules and regulations. The Company is implementing new and enhanced information systems to help ensure compliance with PPS. Company-wide training on PPS, and other 1997 Act provisions, is also in progress. As a result of these and other preparations, the Company believes it will be positioned to operate effectively under PPS by January 1, 1999.

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

                                  JUNE 30, 1998

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

   The Social Security Act and regulations of HHS provide for exclusion of providers and related persons from participation in the Medicare and Medicaid programs if they have been convicted of a criminal offense related to the delivery of an item or service under either of these programs or if they have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service. Furthermore, individuals or entities and their affiliates may be excluded from the Medicare and Medicaid programs under certain circumstances including conviction relating to fraud, license revocation or suspension, or failure to furnish services of adequate quality.

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

   In 1991, HHS promulgated regulations which describe certain arrangements that would not be subject to enforcement action under the Social Security Act (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow, leaving unprotected a wide range of economic relationships that many hospitals, physicians and other healthcare providers consider to be legitimate business arrangements not prohibited by the Antifraud Amendments. The regulations do not purport to describe comprehensively all lawful relationships between healthcare providers and referral sources, and clearly provide that arrangements that do not qualify for Safe Harbor protection are not automatically deemed to violate the Antifraud Amendments. Thus, skilled nursing facilities and other healthcare providers having arrangements or relationships that do not fall within a Safe Harbor may not be required to alter them in order to ensure compliance with the Social Security Act provisions. Although failure to qualify for a Safe Harbor may subject a particular arrangement or relationship to increased regulatory scrutiny, the fact that a particular relationship or arrangement does not fall within one of the Safe Harbors does not in and of itself mean the relationship or arrangement is unlawful. In 1993, HHS published proposed regulations for comment in the Federal Register establishing additional Safe Harbors. Additionally, in 1994, HHS published a proposed rule aimed at clarifying the existing Safe Harbors. As of July 1, 1998, these regulations had not been adopted in final form. The Company cannot predict the final form that these regulations and rules will take or their effect, if any, on the Company's business.

   In addition to the Antifraud Amendments, Section 1877 of the Social Security Act (known as the "Stark Law") imposes restrictions on financial relationships between physicians and certain entities. The Stark Law provides that if a physician (or an immediate family member of a physician) has a financial relationship with an entity that furnishes certain designated health services, the physician may not refer a Medicare or Medicaid patient to the entity, and the entity may not bill for services provided unless an exception to the financial relationship exists. Designated health services include certain

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 1998

                                   (UNAUDITED)


services furnished by the Company, such as physical therapy, occupational therapy, prescription drugs and home health. The types of financial relationships that can trigger the referral and billing prohibitions are broad and include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, including denial of payment for services furnished pursuant to prohibited referrals, civil monetary penalties of $15,000 for each item claimed, assessments equal to 200% of the dollar value of each such service provided, and exclusion from the Medicare and Medicaid programs.

   On August 14, 1995, final regulations were published interpreting the original provisions of the Stark Law that became effective January 1, 1992. These provisions relate to entities that furnish clinical laboratory services, commonly referred to as "Stark I." Expanded restrictions as applied to the additional designated health services (referred to as "Stark II") became effective as of January 1, 1995. Proposed regulations implementing Stark II were published on January 9, 1998. The Company cannot predict the final form that such regulations will take or the effect that Stark II or the regulations promulgated thereunder will have on the Company.

   Many states in which the Company operates also have laws that prohibit payments to physicians for patient referrals with statutory language similar to the Antifraud Amendments, but with broader effect since they apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties, as well as loss of licensure. Many states also have passed legislation similar to Stark, but with broader effect, since the legislation applies regardless of the source of payment for care. The scope of these state laws is broad and little precedent exists for their interpretation or enforcement.

   On August 21, 1996, President Clinton signed significant new federal health reform legislation known as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The new law includes comprehensive and far-reaching revisions or supplements to the Antifraud Amendments. Under HIPAA, healthcare fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any healthcare benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Most of the provisions of HIPAA became effective January 1, 1997. HIPAA was followed by the 1997 Act. The 1997 Act also contained a significant number of new fraud and abuse provisions. For example, civil monetary penalties ("CMP") may now be imposed for violations of the anti-kickback provisions of the Medicare and Medicaid statute (previously, exclusion or criminal prosecution were the only actions under the anti-kickback statute), as well as contracting with an individual or entity that the provider knows or should know is excluded from a federal healthcare program. The 1997 Act provides for a CMP of $50,000 and damages of not more than three times the amount of remuneration in the prohibited activity.

   In 1976, Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statutes, the OIG has from time to time issued "fraud alerts" identifying segments of the healthcare industry and particular practices that are particularly vulnerable to abuse. The OIG has issued three fraud alerts targeting the skilled nursing industry: an August 1995 alert relating to the provision of medical supplies to nursing facilities, the fraudulent billing for medical supplies and equipment and fraudulent supplier transactions; a May 1996 alert focusing on the provision of fraudulent professional services to nursing facility residents; and a March 1998 alert addressing the interrelationship between hospice services and the nursing home industry, and potentially illegal practices and arrangements. The fraud

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 1998

                                   (UNAUDITED)


alerts encourage persons having information about potentially abusive practices or transactions to report such information to the OIG.

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

   A joint federal/state initiative, Operation Restore Trust, was created in 1995 to apply to nursing homes, home health agencies, and suppliers of medical equipment to these providers in the five states of New York, Florida, California, Illinois and Texas. The program was subsequently expanded to hospices in these states as well. The program is designed to focus audit and law enforcement efforts on geographic areas and provider types receiving large concentrations of Medicare and Medicaid funds. According to HHS statistics, the targeted states account for nearly 40% of all Medicare and Medicaid beneficiaries. Under Operation Restore Trust, the OIG and HCFA have undertaken a variety of activities to address fraud and abuse by nursing homes, home health providers and medical equipment suppliers. These activities will include financial audits, creation of a Fraud and Waste Report Hotline, and increased investigations and enforcement activity.

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

IMPACT OF THE YEAR 2000 ISSUE

   The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 1998

                                   (UNAUDITED)


"00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

   The Company has initiated formal communications with all of its significant suppliers, payors and large customers to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors, suppliers and banks, as well as internal operational issues such as date-sensitive security systems and elevators, in addition to patient service equipment that has microprocessors with date functionality. There can be no assurance that the systems of other companies, as well as those of the federal and state governments, on which the Company's systems and operations rely, will be timely converted and will not have an adverse effect on the Company's systems or ongoing operations.

   The Company will utilize both internal and external resources to reprogram, or replace, and test the hardware and software for year 2000 modifications. The Company anticipates completing its reprogramming phase of the year 2000 project by December 31, 1998 and will continue with the testing phase during 1999. Since assessments of the year 2000 issue currently remain ongoing, the Company has not yet been able to fully quantify the costs of its year 2000 remediation.

   The Company will continue to assess each of its operations and their year 2000 readiness. At this time, the Company believes that appropriate actions are being taken and expects to complete its overall year 2000 remediation prior to any anticipated impact on its operations. However, there can be no assurance that these assumptions will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, third party modification plans and similar uncertainties.

OPERATING RESULTS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

   Operating results for 1997 included the operations of Pharmacy Corporation of America ("PCA"), a former subsidiary that was separated from the Company and merged with another company on December 3, 1997. Net income was $21,545,000 for the second quarter of 1998, as compared to net income of $20,970,000 for the same period in 1997. Income before provision for income taxes was $31,803,000 for the second quarter of 1998, as compared to $34,950,000 for the same period in 1997. The Company had an estimated annual effective tax rate of 35% and 40% in 1998 and 1997, respectively. The Company's estimated annual effective tax rate decreased to 35% in 1998 primarily due to the impact of the sale of American Transitional Hospitals, Inc. ("ATH") and the benefit of certain tax credits. The Company's estimated annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill.

   Net operating revenues and operating and administrative costs decreased approximately $102,100,000 and $89,900,000, respectively, for the second quarter of 1998, as compared to the same period in 1997. These decreases consist of the following: decreases in net operating revenues and operating and administrative costs of approximately $123,300,000 and

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 1998

                                   (UNAUDITED)


$108,500,000, respectively, due to the operations of PCA; and decreases in net operating revenues and operating and administrative costs of approximately $32,000,000 and $27,900,000, respectively, due to the disposition of, or lease terminations on, three nursing facilities in 1998 and 68 nursing facilities in 1997; partially offset by increases in net operating revenues and operating and administrative costs of approximately $16,400,000 and $13,500,000, respectively, for facilities which the Company operated during each of the quarters ended June 30, 1998 and 1997 ("same facility operations"); and increases in net operating revenues and operating and administrative costs of approximately $36,800,000 and $33,000,000, respectively, due to the acquisitions of nursing facilities and outpatient, home health and hospice businesses during 1998 and 1997.

   The increase in net operating revenues for same facility operations for the second quarter of 1998, as compared to the same period in 1997, was due to the following: approximately $25,700,000 due to increases in room and board rates; partially offset by approximately $5,100,000 due to a decrease in same facility occupancy to 89.0% for the second quarter of 1998, as compared to 89.7% for the same period in 1997; and approximately $4,200,000 due primarily to a decrease in ancillary revenues as a result of hiring therapists on staff as opposed to contracting for their services.

   The increase in operating and administrative costs for same facility operations for the second quarter of 1998, as compared to the same period in 1997, was due to the following: approximately $16,100,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately
$3,700,000 due to increases in nursing supplies and other variable costs; approximately $2,300,000 due primarily to increases in purchased ancillary products; and approximately $300,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $8,900,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

   Interest expense decreased approximately $5,400,000 as compared to the same period in 1997 primarily due to the conversion of the Company's 5 1/2% convertible subordinated debentures to Common Stock in the third quarter of 1997, as well as the repayments of the Company's 7 5/8% convertible subordinated debentures, the 8 3/4% Notes and certain other notes and mortgages during the fourth quarter of 1997 with the proceeds from the PCA transaction. The decrease in depreciation and amortization expense of approximately $4,600,000 as compared to the same period in 1997 was affected by the following: approximately $5,100,000 decrease related to the operations of PCA and approximately $1,300,000 decrease due to the dispositions of, or lease terminations on, certain nursing facilities; partially offset by an increase of approximately $1,800,000 primarily due to acquisitions, as well as capital additions and improvements.

SIX MONTHS 1998 COMPARED TO SIX MONTHS 1997

   Net income was $39,586,000 for the six months ended June 30, 1998, as compared to net income of $39,433,000 for the same period in 1997. Income before provision for income taxes was $60,902,000 for the six months ended June 30, 1998, as compared to $65,722,000 for the same period in 1997.

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 1998

                                   (UNAUDITED)


   Net operating revenues and operating and administrative costs decreased approximately $224,400,000 and $199,900,000, respectively, for the six months ended June 30, 1998, as compared to the same period in 1997. These decreases consist of the following: decreases in net operating revenues and operating and administrative costs of approximately $245,700,000 and $212,300,000, respectively, due to the operations of PCA; and decreases in net operating revenues and operating and administrative costs of approximately $80,400,000 and $74,700,000, respectively, due to the disposition of, or lease terminations on, three nursing facilities in 1998 and 68 nursing facilities in 1997; partially offset by increases in net operating revenues and operating and administrative costs of approximately $41,400,000 and $33,500,000, respectively, for facilities which the Company operated during each of the six months ended June 30, 1998 and 1997 ("same facility operations"); and increases in net operating revenues and operating and administrative costs of approximately $60,300,000 and $53,600,000, respectively, due to the acquisitions of nursing facilities and outpatient, home health and hospice businesses during 1998 and 1997.

   The increase in net operating revenues for same facility operations for the six months ended June 30, 1998, as compared to the same period in 1997, was due to the following: approximately $54,300,000 due to increases in room and board rates; partially offset by approximately $8,300,000 due to a decrease in same facility occupancy to 89.2% for the six months ended June 30, 1998, as compared to 89.8% for the same period in 1997; approximately $2,800,000 due to a decrease in ancillary revenues as a result of hiring therapists on staff as opposed to contracting for their services; and approximately $1,800,000 due to various other items.

   The increase in operating and administrative costs for same facility operations for the six months ended June 30, 1998, as compared to the same period in 1997, was due to the following: approximately $33,200,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately $6,100,000 due to increases in nursing supplies and other variable costs; approximately $6,000,000 due primarily to increases in purchased ancillary products; and approximately $2,200,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $14,000,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

   Interest expense decreased approximately $12,600,000 as compared to the same period in 1997 primarily due to the conversion of the Company's 5 1/2% convertible subordinated debentures to Common Stock in the third quarter of 1997, as well as the repayments of the Company's 7 5/8% convertible subordinated debentures, the 8 3/4% Notes and certain other notes and mortgages during the fourth quarter of 1997 with the proceeds from the PCA transaction. The decrease in depreciation and amortization expense of approximately $8,600,000 as compared to the same period in 1997 was affected by the following: approximately $9,900,000 decrease related to the operations of PCA and approximately $3,600,000 decrease due to the dispositions of, or lease terminations on, certain nursing facilities; partially offset by an increase of approximately $4,900,000 primarily due to capital additions and improvements, as well as acquisitions.

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt SOP 98-1 in its consolidated financial statements by the first quarter of 1999. The Company has not completed its review of SOP 98-1 but does not expect there to be a material effect on its consolidated financial position or results of operations.

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 1998

                                   (UNAUDITED)


   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5") which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will require the Company to report all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in its consolidated financial statements by the first quarter of 1999 and does not expect the cumulative effect adjustment to exceed $10,000,000.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1998, the Company had approximately $41,500,000 in cash and cash equivalents and net working capital of approximately $233,500,000. The Company had approximately $249,700,000 of unused commitments under its Revolver/Letter of Credit Facility as of June 30, 1998.

   Net cash provided by operating activities for the six months ended June 30, 1998 was approximately $38,600,000. Net cash used for investing activities and net cash provided by financing activities were approximately $134,900,000 and $32,600,000, respectively, for the six months ended June 30, 1998. The Company received net cash proceeds of approximately $67,300,000 from the dispositions of facilities and other assets. Such net cash proceeds, along with cash generated from operations, net borrowings under its Revolver/Letter of Credit Facility and cash on hand, were used to fund acquisitions of approximately $127,600,000, to fund capital expenditures totaling approximately $63,500,000, to repay approximately $16,300,000 of long-term obligations and to repurchase shares of Common Stock.

   In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. In December 1997, the Company repurchased 4,000,000 shares of its Common Stock through an accelerated stock repurchase transaction at a cost of approximately $56,100,000 (approximately $5,700,000 of which was paid during 1998). In April 1998, through a similar transaction, the Company repurchased 3,000,000 shares at a cost of approximately $43,700,000. The repurchases were financed primarily through borrowings under the Company's Revolver/Letter of Credit Facility. Since June 1996, the Company has repurchased approximately 9,300,000 shares of its outstanding Common Stock under the stock repurchase program. On June 2, 1998, the Company announced that its Board of Directors had authorized an increase in its stock repurchase program. The Company may repurchase from time to time on the open market, up to an additional 10,000,000 shares of its outstanding Common Stock. The Company is subject to certain restrictions under its credit arrangements related to the repurchase of its outstanding Common Stock.

   In July 1998, the Company completed the acquisition of Theraphysics Corp ("Theraphysics"), a privately-owned specialty managed care organization for cash of approximately $67,900,000; assumed debt of approximately $2,800,00; and closing and other costs of approximately $3,400,000. Theraphysics operates 38 outpatient rehabilitation facilities in four states and designs healthcare and workers compensation solutions for employers, health maintenance organizations, insurers, physicians and hospitals through a base of owned rehabilitation practices and a network of affiliated providers. The operations of Theraphysics are immaterial to the Company's consolidated financial position and results of operations.

   The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $29,300,000, to make normal recurring capital additions and improvements of approximately $102,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending June 30, 1999.

   Any potential settlement of the federal government investigation could result in a substantial additional liability for the Company. The timing and amount of such ultimate liability cannot, at this time, be reasonably estimated; however, it is possible that the ultimate resolution of this investigation could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

   As of June 30, 1998, the Company had total indebtedness of approximately $790,700,000 and total stockholders' equity of approximately $854,300,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 1998

                                   (UNAUDITED)


the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "--General."

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                                  JUNE 30, 1998

                                   (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS

   On March 4, 1998, a jury in California returned a verdict of $95,100,000 against a nursing facility operated by a subsidiary of the Company. The verdict, which was based on findings of fraud as well as negligence and abuse, consisted of $365,580 in compensatory damages and $94,700,000 in punitive damages. At a post-trial hearing on June 3, 1998, the trial judge reduced the compensatory damages to $125,000 and reduced the punitive damages to $3,000,000. The Company believes that these reduced damages are excessive, and it intends to aggressively pursue all appellate remedies available to it.

     On July 23, 1998, the Company announced that it is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation or its intended scope. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company has been informed that its independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. The Company has also been notified by its current Medicare fiscal intermediary, Blue Cross of California, that it intends to examine cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

   Skilled nursing facilities are required to allocate labor costs to Medicare-certified units on an equitable basis. The Company has relied on a variety of internal and external processes and practices that are designed to ensure compliance with this requirement. The Company believes that its cost-reporting policies and procedures are consistent with government regulations and reflect industry norms for determination of these cost allocations. However, a determination that the Company has violated these regulations could have a material adverse effect on the Company's consolidated financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."


   There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 1998

                                   (UNAUDITED)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 28, 1998, the Company held its Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing nine members of the Board of Directors, approving the Beverly Enterprises, Inc. Annual Incentive Plan, ratifying the appointment of Ernst & Young LLP as independent auditors for 1998 and transacting such other business as may have properly come before the meeting or any adjournment thereof.

   The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

                      DIRECTOR                                             FOR                     WITHHELD
                      --------                                          ----------                 ---------
          Beryl F. Anthony, Jr................................          94,246,238                 270,809
          David R. Banks......................................          94,122,291                 394,756
          Carolyne K. Davis, R.N., Ph. D......................          94,245,745                 271,302
          James R. Greene.....................................          94,252,853                 264,194
          Boyd W. Hendrickson.................................          94,279,073                 237,974
          Edith E. Holiday....................................          94,279,543                 237,504
          Jon E. M. Jacoby....................................          94,244,302                 272,745
          Risa J. Lavizzo-Mourey, M.D.........................          94,280,179                 236,868
          Marilyn R. Seymann..................................          94,280,625                 236,422

     The Beverly Enterprises, Inc. Annual Incentive Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                  For..................................    91,443,745
                  Against..............................     2,876,511
                  Abstentions..........................       196,791

     The appointment of Ernst & Young LLP as independent auditors for 1998 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                  For ...................................   94,369,384
                  Against................................       69,375
                  Abstentions............................       66,091

ITEM 6(a). EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
27.1      Financial Data Schedule for the six months ended June 30, 1998
27.2      Restated Financial Data Schedule for the six months ended June 30,
          1997


ITEM 6(b).  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      BEVERLY ENTERPRISES, INC.
                                                      Registrant




Dated: August 14, 1998                            By: /s/ PAMELA H. DANIELS
                                                      ----------------------
                                                      Pamela H. Daniels
                                                 Vice President, Controller and
                                                    Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       ------------
27.1      Financial Data Schedule for the six months ended June 30, 1998
27.2      Restated Financial Data Schedule for the six months ended June 30,
          1997