Form 10-Q
period 1998-09-30
BEVERLY ENTERPRISES INC
filed 1998-11-13
CIK 1040441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO __________________


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


        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING, EXCLUSIVE OF TREASURY SHARES, AT OCTOBER 30, 1998 -- 102,388,374


================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                                                PAGE
                                                                                                               ----

         Item 1.  Financial Statements (Unaudited)
                    Condensed Consolidated Balance Sheets................................................        2
                    Condensed Consolidated Statements of Income..........................................        3
                    Condensed Consolidated Statements of Cash Flows......................................        4
                    Notes to Condensed Consolidated Financial Statements.................................        5
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................................................        9

Part II -- Other Information

         Item 1.  Legal Proceedings......................................................................       21
         Item 6.  Exhibits and Reports on Form 8-K.......................................................       21

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)


                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                            1998            1997
                                                                                       -------------    ------------
                                                                                        (UNAUDITED)        (NOTE)
                                     ASSETS
Current assets:
   Cash and cash equivalents .......................................................    $    23,538     $   105,230
   Accounts receivable - patient, less allowance for doubtful accounts:
     1998--$13,756; 1997--$17,879 ..................................................        435,483         384,833
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
     1998--$379; 1997--$626 ........................................................         32,119          14,400
   Notes receivable ................................................................          3,883           4,409
   Operating supplies ..............................................................         29,397          30,439
   Deferred income taxes ...........................................................         22,432          27,304
   Prepaid expenses and other ......................................................         52,968          59,703
                                                                                        -----------     -----------
      Total current assets .........................................................        599,820         626,318
Property and equipment, net of accumulated depreciation and amortization:
    1998--$683,014; 1997--$638,834 .................................................      1,148,711       1,158,329
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1998--$2,997; 1997--$2,917 ...................................................         22,834          20,564
   Designated and restricted funds .................................................         81,788          64,233
   Goodwill, net ...................................................................        222,490          99,280
   Other, net ......................................................................        123,310         104,745
                                                                                        -----------     -----------
      Total other assets ...........................................................        450,422         288,822
                                                                                        -----------     -----------
                                                                                        $ 2,198,953     $ 2,073,469
                                                                                        ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................................    $    73,326     $    75,791
   Accrued wages and related liabilities ...........................................        124,544         123,146
   Accrued interest ................................................................         10,115          15,108
   Other accrued liabilities .......................................................        101,415          98,421
   Current portion of long-term obligations ........................................         26,552          31,551
                                                                                        -----------     -----------
      Total current liabilities ....................................................        335,952         344,017
Long-term obligations ..............................................................        818,775         686,941
Deferred income taxes payable ......................................................        124,637         111,388
Other liabilities and deferred items ...............................................         51,043          68,618
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000 .................................           --              --
   Common stock, shares issued:  1998--110,275,174; 1997--109,890,205 ..............         11,028          10,989
   Additional paid-in capital ......................................................        875,527         874,335
   Retained earnings ...............................................................         87,160          26,239
   Accumulated other comprehensive income ..........................................          2,014           1,332
   Treasury stock, at cost:  1998--7,886,800 shares; 1997--4,000,000 shares ........       (107,183)        (50,390)
                                                                                        -----------     -----------
      Total stockholders' equity ...................................................        868,546         862,505
                                                                                        -----------     -----------
                                                                                        $ 2,198,953     $ 2,073,469
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

                            BEVERLY ENTERPRISES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                    --------------------------    --------------------------
                                                        1998           1997           1998           1997
                                                        ----           ----           ----           ----

Net operating revenues .........................    $   697,937    $   804,896    $ 2,107,752    $ 2,439,115
Interest income ................................          2,698          3,030          7,958          9,756
                                                    -----------    -----------    -----------    -----------
       Total revenues ..........................        700,635        807,926      2,115,710      2,448,871
Costs and expenses:
   Operating and administrative:
     Wages and related .........................        428,284        438,325      1,284,506      1,336,181
     Other .....................................        196,989        278,080        614,789        855,954
   Interest ....................................         16,788         19,616         48,869         64,303
   Depreciation and amortization ...............         23,711         26,683         69,947         81,489
   Year 2000 remediation .......................          2,041            --           3,875            --
                                                    -----------    -----------    -----------    -----------
       Total costs and expenses ................        667,813        762,704      2,021,986      2,337,927
                                                    -----------    -----------    -----------    -----------

Income before provision for income taxes .......         32,822         45,222         93,724        110,944
Provision for income taxes .....................         11,487         18,089         32,803         44,378
                                                    -----------    -----------    -----------    -----------
Net income .....................................    $    21,335    $    27,133    $    60,921    $    66,566
                                                    ===========    ===========    ===========    ===========

Net income per share of common stock:
   Basic:
     Net income per share of common stock ......    $       .21    $       .26    $       .58    $       .67
                                                    ===========    ===========    ===========    ===========
     Shares used to compute net income per
       share ...................................        103,019        103,508        104,225         99,816
                                                    ===========    ===========    ===========    ===========

   Diluted:
     Net income per share of common stock ......    $       .21    $       .26    $       .58    $       .66
                                                    ===========    ===========    ===========    ===========
     Shares used to compute net income per
       share ...................................        103,610        107,751        105,391        100,878
                                                    ===========    ===========    ===========    ===========


   Operating results for the three-month and nine-month periods ended September 30, 1997 included the operations of Pharmacy Corporation of America, a former subsidiary that was separated from the Company and merged with another company on December 3, 1997.






                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                                        1998            1997
                                                                                                        ----            ----

Cash flows from operating activities:

       Net income .............................................................................    $    60,921     $    66,566
       Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ......................................................         69,947          81,489
           Provision for reserves on patient, notes and other receivables, net ................         13,626          25,882
           Amortization of deferred financing costs ...........................................          1,784           2,029
           Gains on dispositions of facilities and other assets, net ..........................        (20,496)        (20,339)
           Deferred taxes .....................................................................         12,877          19,007
           Net decrease in insurance related accounts .........................................        (26,906)        (27,208)
           Changes in operating assets and liabilities, net of acquisitions and dispositions:
                Accounts receivable - patient .................................................        (89,693)        (32,702)
                Operating supplies ............................................................           (437)         (4,313)
                Prepaid expenses and other receivables ........................................          2,170          (4,179)
                Accounts payable and other accrued expenses ...................................         14,584          (8,341)
                Income taxes payable ..........................................................         (2,108)        (10,598)
                Other, net ....................................................................         (3,997)            207
                                                                                                   -----------     -----------
                  Total adjustments ...........................................................        (28,649)         20,934
                                                                                                   -----------     -----------
                  Net cash provided by operating activities ...................................         32,272          87,500
Cash flows from investing activities:
           Payments for acquisitions, net of cash acquired ....................................       (146,672)        (50,818)
           Capital expenditures ...............................................................       (103,234)       (105,436)
           Proceeds from dispositions of facilities and other assets, net .....................         67,740         146,041
           Collections on notes receivable and REMIC investment ...............................          3,800          23,949
           Other, net .........................................................................        (11,422)         (7,599)
                                                                                                   -----------     -----------
                  Net cash provided by (used for) investing activities ........................       (189,788)          6,137
Cash flows from financing activities:
           Revolver borrowings ................................................................        944,000       1,139,000
           Repayments of Revolver borrowings ..................................................       (763,000)     (1,211,000)
           Proceeds from issuance of long-term obligations ....................................            --           15,862
           Repayments of long-term obligations ................................................        (52,040)        (53,046)
           Purchase of common stock for treasury ..............................................        (56,332)        (14,736)
           Proceeds from exercise of stock options ............................................          3,090           3,354
           Deferred financing costs ...........................................................           (624)           (923)
           Proceeds from designated funds, net ................................................            730             772
                                                                                                   -----------     -----------
                  Net cash provided by (used for) financing activities ........................         75,824        (120,717)
                                                                                                   -----------     -----------
Net decrease in cash and cash equivalents .....................................................        (81,692)        (27,080)
Cash and cash equivalents at beginning of period ..............................................        105,230          69,761
                                                                                                   -----------     -----------
Cash and cash equivalents at end of period ....................................................    $    23,538     $    42,681
                                                                                                   ===========     ===========

Supplemental schedule of cash flow information:
       Cash paid during the period for:
       Interest (net of amounts capitalized) ..................................................    $    52,078     $    66,563
       Income taxes (net of refunds) ..........................................................         22,034          35,969



                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


     (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with the requirements of SFAS No. 128.

     The following table sets forth the computation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30 (in thousands):

                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                                --------------------    --------------------
                                                                  1998        1997        1998        1997
                                                                --------    --------    --------    --------

NUMERATOR:
  Numerator for basic earnings per share - income
    available to common stockholders .......................    $ 21,335    $ 27,133    $ 60,921    $ 66,566
  Effect of dilutive securities:
    7 5/8% convertible subordinated debentures,
    net of income taxes ....................................         --          728         --          --
                                                                --------    --------    --------    --------
  Numerator for diluted earnings per share - income
    available to common stockholders after assumed
    conversions ............................................    $ 21,335    $ 27,861    $ 60,921    $ 66,566
                                                                ========    ========    ========    ========

DENOMINATOR:
  Denominator for basic earnings per share - weighted
    average shares .........................................     103,019     103,508     104,225      99,816
  Effect of dilutive securities:
    Employee stock options .................................         591       1,191       1,166       1,062
    7 5/8% convertible subordinated debentures .............         --        3,052         --          --
                                                                --------    --------    --------    --------

  Dilutive potential common shares .........................         591       4,243       1,166       1,062
                                                                --------    --------    --------    --------
  Denominator for diluted earnings per share - adjusted
    weighted average shares and assumed conversions ........     103,610     107,751     105,391     100,878
                                                                ========    ========    ========    ========
Basic earnings per share ...................................    $   0.21    $   0.26    $   0.58    $   0.67
                                                                ========    ========    ========    ========

Diluted earnings per share .................................    $   0.21    $   0.26    $   0.58    $   0.66
                                                                ========    ========    ========    ========

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires the presentation of comprehensive income in a company's financial statement disclosures. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income, as well as charges and credits directly to retained earnings which are excluded from net income. The components of comprehensive income, net of income taxes, consist of the following for the three-month and nine-month periods ended September 30 (in thousands):

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                            --------------------    --------------------
                                              1998        1997        1998        1997
                                            --------    --------    --------    --------

Net income .............................    $ 21,335    $ 27,133    $ 60,921    $ 66,566
Unrealized gains on securities .........         505         --          682         --
                                            --------    --------    --------    --------
Comprehensive income ...................    $ 21,840    $ 27,133    $ 61,603    $ 66,566
                                            ========    ========    ========    ========

     Accumulated other comprehensive income, net of income taxes, is made up of unrealized gains on securities of $2,014,000 and $1,332,000 at September 30, 1998 and December 31, 1997, respectively.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt SOP 98-1 in its consolidated financial statements by the first quarter of 1999. The Company has not completed its review of SOP 98-1 but does not expect it to have a material effect on its consolidated financial position or results of operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will require the Company to report all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in its consolidated financial statements by the first quarter of 1999 and does not expect the cumulative effect adjustment to exceed $10,000,000.

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


   (ii) The provisions for income taxes for the three-month and nine-month periods ended September 30, 1998 and 1997 were based on estimated annual effective tax rates of 35% and 40%, respectively. The Company's estimated annual effective tax rate decreased to 35% in 1998 primarily due to the impact of the sale of American Transitional Hospitals, Inc. ("ATH") (see Note iii) and the benefit of certain tax credits. In addition, the Company's estimated annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill. The provision for income taxes consists of the following for the three-month and nine-month periods ended September 30 (in thousands):

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30,              SEPTEMBER 30,
                               ----------------------      ----------------------
                                  1998          1997          1998          1997
                               --------      --------      --------      --------

     Federal:
          Current .......      $  6,348      $  4,405      $ 15,685      $ 19,712
          Deferred ......         3,036        11,678        10,861        18,593

     State:
          Current .......         1,771         1,309         4,241         5,659
          Deferred ......           332           697         2,016           414
                               --------      --------      --------      --------
                               $ 11,487      $ 18,089      $ 32,803      $ 44,378
                               ========      ========      ========      ========

     (iii) During the nine months ended September 30, 1998, the Company purchased 103 outpatient clinics, 50 home health centers, eight nursing facilities (823 beds), one assisted living center (48 units), one previously leased nursing facility (120 beds) and certain other assets for cash of approximately $146,700,000, acquired debt of approximately $8,000,000 and closing and other costs of approximately $5,900,000. Also, during such period, the Company sold or terminated the leases on 13 nursing facilities (1,417 beds) and certain other assets for cash proceeds of approximately $13,100,000 (approximately $10,600,000 of which was included in accounts receivable-nonpatient at September 30, 1998), assumed debt of approximately $4,600,000, notes receivable of approximately $3,500,000 and closing and other costs of approximately $2,300,000. The Company did not operate five of such nursing facilities (644 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax gains during the nine months ended September 30, 1998 of approximately $2,300,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     In June 1998, the Company completed the sale of its ATH subsidiary to Select Medical Corporation for cash of approximately $65,300,000 and assumed debt of approximately $2,400,000. ATH operates 15 transitional hospitals (743 beds) in eight states which address the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The Company recognized a pre-tax gain of approximately $18,200,000 during the nine months ended September 30, 1998 as a result of this disposition. The operations of ATH were immaterial to the Company's consolidated financial position and results of operations.

     In October 1998, the Company completed the acquisition of M-K Medical, a home medical equipment ("HME") supplier for cash of approximately $11,700,000 and closing and other costs of approximately $600,000. M-K Medical operations consist of HME for resale and rental, as well as the sale of respiratory supplies, in the states of California and Nevada. The operations of M-K Medical are immaterial to the Company's consolidated financial position and results of operations.

     (iv) In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. In December 1997, the Company repurchased 4,000,000 shares of its Common Stock through an accelerated stock repurchase transaction at a cost of approximately $56,100,000 (approximately $5,700,000 of which

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


was paid during 1998). During 1998, the Company repurchased 3,000,000 shares of its Common Stock, through a similar transaction, and approximately 900,000 shares on the open market at a total cost of approximately $51,100,000. The repurchases were financed primarily through borrowings under the Company's Revolver/Letter of Credit Facility. On June 2, 1998, the Company announced that its Board of Directors had authorized an increase in its stock repurchase program. The Company may repurchase from time to time on the open market, up to an additional 10,000,000 shares of its outstanding Common Stock. Since June 1996, the Company has repurchased approximately 10,200,000 shares of its outstanding Common Stock under the stock repurchase program. The Company is subject to certain restrictions under its credit arrangements related to the repurchase of its outstanding Common Stock.

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

   The Company is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation or its intended scope. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company's independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. In addition, the Company has been notified that a federal grand jury in San Francisco is currently investigating practices which are the subject of the above civil investigation. Two former employees of the Company have received letters from the United States Attorney for the Northern District of California indicating they are targets of the grand jury investigation. The United States Attorney has also informally indicated to the Company that he will be seeking testimony before the grand jury from current employees of the Company. To date, the United States Attorney has identified two current employees of the Company that he wishes to call as witnesses. The Company has cooperated with the United States Attorney's office in his investigation. In addition, the Company has also been notified by its current Medicare fiscal intermediary, Blue Cross of California, that it intends to examine cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

   Skilled nursing facilities are required to allocate nursing labor costs to Medicare-certified units on an equitable basis. The Company has relied on a variety of internal and external processes and practices that are designed to ensure compliance with this requirement. The Company believes that its cost-reporting policies and procedures are consistent with government regulations and reflect industry norms for determination of these cost allocations. While it is not possible to predict the outcome of this inquiry, a determination that the Company has violated these regulations could have a material adverse effect on the Company's consolidated financial position and results of operations, which could include the payment of fines and penalties and exclusion from participation in the Medicare and Medicaid programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

   On October 2, 1998, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Arkansas by Jack Kushner against the Company and certain of its officers. The class action lawsuit alleges, among other things, that the Company and certain of its officers committed violations of the federal securities laws by materially inflating the Company's revenues and earnings through practices that are the subject of the federal government investigation (see above) and disseminating false and misleading statements concerning compliance with Medicare regulations. The class action lawsuit seeks damages, costs and expenses. The Company intends to aggressively pursue all defenses available to it.

   There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. The Company does not believe that the ultimate resolution of such other matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)

GENERAL

FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to service its debt obligations, finance growth opportunities, response to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions; the effect of government regulation and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company, including the outcome of the federal government investigation (see below); the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions; the competitive environment in which the Company operates; demographic changes; the ability of the Company and its significant vendors, suppliers and payors to timely locate and correct all relevant computer codes and identify and remediate date-sensitive embedded chips prior to the year 2000; and the availability and cost of labor and materials. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them.

FEDERAL GOVERNMENT INVESTIGATION

   The Company is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation or its intended scope. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company's independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. In addition, the Company has been notified that a federal grand jury in San Francisco is currently investigating practices which are the subject of the above civil investigation. Two former employees of the Company have received letters from the United States Attorney for the Northern District of California indicating they are targets of the grand jury investigation. The United States Attorney has also informally indicated to the Company that he will be seeking testimony before the grand jury from current employees of the Company. To date, the United States Attorney has identified two current employees of the Company that he wishes to call as witnesses. The Company has cooperated with the United States Attorney's office in his investigation. In addition, the Company has also been notified by its current Medicare fiscal intermediary, Blue Cross of California, that it intends to examine cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

   Skilled nursing facilities are required to allocate nursing labor costs to Medicare-certified units on an equitable basis. The Company has relied on a variety of internal and external processes and practices that are designed to ensure compliance with this requirement. The Company believes that its cost-reporting policies and procedures are consistent with government regulations and reflect industry norms for determination of these cost allocations. While it is not possible to predict the outcome of this inquiry, a determination that the Company has violated these regulations could have a material adverse effect on the Company's consolidated financial position and results of operations, which could include the payment of fines and penalties and exclusion from participation in the Medicare and Medicaid programs.

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

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


GOVERNMENTAL REGULATION AND REIMBURSEMENT

   Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both the federal and state governments. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act") in which Congress included numerous program changes directed at balancing the federal budget. The legislation changes Medicare and Medicaid policy in a number of ways, including: (i) development of new Medicare and Medicaid health plan options; (ii) creation of additional safeguards against healthcare fraud and abuse; (iii) repeal of the Medicaid "Boren Amendment" payment standard; (iv) a 10% reduction in Part B therapy costs for the period from January 1, 1998 through July 1, 1998, at which time reimbursement for these services will be based on fee schedules established by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS");
(v) the phase in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998 (see below); and (vi) establishment of limitations on Part B therapy charges per beneficiary per year. The legislation includes new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures. At this time, the Company has not been able to fully assess the impact of these changes, due in part to uncertainty as to the details of implementation and interpretation of the legislation by HCFA. However, the Company currently estimates a decrease in its 1999 net operating revenues of approximately $75,000,000 related to the impact of PPS and estimates a decrease in its 1999 net operating revenues related to the impact of Part B therapy cost reductions, including the establishment of beneficiary limits, not to exceed $30,000,000. However, future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

   PPS will be in effect for the Company on January 1, 1999 and will significantly change the manner in which its skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. PPS will be phased in over a three year period. In year one (1999 for the Company), Medicare PPS rates will be based 75% on 1995 facility-specific Medicare costs (as adjusted for inflation) and 25% will be federally-determined based upon the acuity level of Medicare patients served in the Company's skilled nursing facilities. In year two, Medicare PPS rates will be based 50% on 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted rate. In year three, Medicare PPS rates will be based 25% on 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted rate. In year four, Medicare PPS rates will be based entirely on the federally-determined acuity-adjusted rate.

   The Company has analyzed its 1995 facility-specific costs, as well as the current acuity level of Medicare patients in its skilled nursing facilities. In addition, the Company has identified the significant changes in its facility-specific costs since 1995 to determine the major reasons for such changes. Based on such analyses, the Company is developing facility-specific plans to deliver care to Medicare patients at a lower cost and in a manner consistent with PPS requirements. The Company has not yet finalized its facility-specific plans. However, such plans will result in material changes in staffing in the Company's skilled nursing facilities, primarily in the area of rehabilitation services. Such staffing changes will result in a fourth quarter charge which is not expected to exceed $5,000,000. The Company is also analyzing whether other cost reductions can be achieved in its skilled nursing facilities. If the Company is unable to execute facility-specific plans to reduce the cost of care to Medicare patients, PPS could have a material adverse effect on the Company's consolidated financial position and results of operations.

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

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


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

   In 1991, HHS promulgated regulations which describe certain arrangements that would not be subject to enforcement action under the Social Security Act (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow, leaving unprotected a wide range of economic relationships that many hospitals, physicians and other healthcare providers consider to be legitimate business arrangements not prohibited by the Antifraud Amendments. The regulations do not purport to describe comprehensively all lawful relationships between healthcare providers and referral sources, and clearly provide that arrangements that do not qualify for Safe Harbor protection are not automatically deemed to violate the Antifraud Amendments. Thus, skilled nursing facilities and other healthcare providers having arrangements or relationships that do not fall within a Safe Harbor may not be required to alter them in order to ensure compliance with the Social Security Act provisions. Although failure to qualify for a Safe Harbor may subject a particular arrangement or relationship to increased regulatory scrutiny, the fact that a particular relationship or arrangement does not fall within one of the Safe Harbors does not in and of itself mean the relationship or arrangement is unlawful. In 1993, HHS published proposed regulations for comment in the Federal Register establishing additional Safe Harbors. Additionally, in 1994, HHS published a proposed rule aimed at clarifying the existing Safe Harbors. As of October 1, 1998, these

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


regulations had not been adopted in final form. The Company cannot predict the final form that these regulations and rules will take or their effect, if any, on the Company's business.

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

   On August 21, 1996, President Clinton signed significant new federal health reform legislation known as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The new law includes comprehensive and far-reaching revisions or supplements to the Antifraud Amendments. Under HIPAA, healthcare fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any healthcare benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Most of the provisions of HIPAA became effective January 1, 1997. HIPAA was followed by the 1997 Act. The 1997 Act also contained a significant number of new fraud and abuse provisions. For example, civil monetary penalties ("CMP") may now be imposed for violations of the anti-kickback provisions of the Medicare and Medicaid statute (previously, exclusion or criminal prosecution were the only actions under the anti-kickback statute), as well as contracting with an individual or entity that the provider knows or should know is excluded from a federal healthcare program. The 1997 Act provides for CMP of $50,000 and damages of not more than three times the amount of remuneration in the prohibited activity.

   In 1976, Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statutes, the OIG has from time to time issued "fraud alerts" identifying segments of the healthcare industry and particular practices that are vulnerable to abuse. The OIG has issued three fraud alerts targeting the skilled nursing industry: an August 1995 alert relating to the provision of medical supplies to nursing facilities, the fraudulent billing for medical supplies and equipment and fraudulent supplier transactions; a May 1996 alert focusing on the provision of fraudulent professional services to nursing facility residents; and a March 1998 alert addressing the interrelationship between hospice services and the nursing home industry, and potentially illegal practices and arrangements. The fraud alerts encourage persons having information about potentially abusive practices or transactions to report such information to the OIG.

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

   The Company's future operating performance will continue to be affected by the issues facing the long-term healthcare industry as a whole, including the maintenance of occupancy, its ability to continue to expand higher margin businesses, the availability of nursing, therapy and other personnel, the adequacy of funding of governmental reimbursement programs,the demand for nursing home care and the nature of any healthcare reform measures that may be taken by the

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


federal government, as discussed above, as well as by any state governments. The Company's ability to control costs, including its wages and related expenses which continue to rise and represent the largest component of the Company's operating and administrative expenses, will also significantly impact its future operating results.

YEAR 2000 UPDATE

GENERAL

   The Company's year 2000 Project (the "Y2K Project") is addressing the issue of computer programs and embedded chips that utilize a two digit year in their processing logic. For date-sensitive computer applications or embedded chip technology, the year "00" may be interpreted as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   In 1996, the Company began a major systems initiative to upgrade or replace all of its integrated financial application software to facilitate the adoption of a new standard chart of accounts. As part of that major initiative, the Company took the necessary steps to upgrade or replace the applications with year 2000 compliant releases of the software whenever possible. For those purchased software applications where the year 2000 release was not available at that time, the upgrades to the compliant releases are being addressed as part of the Y2K Project. The Company has not postponed any of its other information technology projects as a result of the Y2K project.

Y2K PROJECT

   The Company's Y2K Project is divided into four major components: technology infrastructure; applications software; third-party vendors, suppliers and major customers; and business unit operating equipment. The phases of the Y2K Project that are common to all components include: inventory of date-dependent hardware, software, and operating equipment; assessment of identified items to determine current year 2000 compliance status; repair or replacement of material non-compliant items; testing of material items for compliance; and development of contingency plans for each operating unit.

   The technology infrastructure component and the applications software component, together, comprise all of the Company's hardware and systems software, as well as all electronic interfaces with external parties. These two internal information technology components are on schedule, and the Company estimates that approximately 70% of the activities related to these components had been completed at September 30, 1998. The testing phase for these components is divided into two distinct types of testing, each with its own timetable. The initial phase of year 2000 testing is ongoing as hardware or software is remediated, upgraded, or replaced; and upon successful completion of this phase of testing, the application is moved back into the production environment. The second phase of year 2000 testing will occur after all systems have been remediated, upgraded, or replaced, and have been successfully tested and put back into production. At that time, fully-integrated, end-to-end testing will be done in a parallel operating environment in which the internal system clock will be set forward in time to cross over the century time boundary. The remediation, upgrade, replacement, and initial testing of mainframe hardware and software is expected to be completed by December 31, 1998. The integrated, end-to-end testing is scheduled to begin during the first quarter of 1999 and to continue through the second quarter of 1999.

   The third-party vendors, suppliers and major customers component of the Y2K Project includes the process of identifying and prioritizing critical vendors, suppliers and customers, and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has completed the inventory phase of this component of the Y2K Project and has initiated formal communications with all of the vendors, suppliers, and customers identified as critical to the Company's operations and is in the process of following up with any that have not responded to the first communication. Detailed evaluations of the responses for the most critical third-parties will be initiated during

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


the fourth quarter of 1998. Based on the data obtained and the detailed evaluations to be performed, contingency plans are scheduled to be developed beginning in the fourth quarter of 1998 with completion by mid-1999. The Company has no means of ensuring that third-parties will be year 2000 ready. The inability of third-parties to complete their year 2000 resolution process in a timely fashion could materially impact the Company. The Company cannot determine the effect of non-compliance by third-parties.

   For the business unit operating equipment component of the Y2K Project, the inventories of each individual operating unit were completed during the third quarter of 1998, and the data has been compiled and summarized by major operating category, including: medical devices and equipment; environmental systems; security systems; telecommunication and office equipment. The Company is utilizing external resources to test critical equipment impacted by the year 2000 problem, retrofit or replace equipment where necessary, and certify year 2000 compliance of all material date-sensitive equipment. Although this component is currently slightly behind schedule, the Company estimates that all remediation and testing will be completed by mid-1999.

COSTS

   The Company has, and will continue to, utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the Company's Y2K Project is estimated at approximately $40,000,000 and is being funded through operating cash flows. The total amount expended on the Y2K Project through September 30, 1998 was approximately $7,000,000 ($4,000,000 expensed and $3,000,000 capitalized for new systems and equipment), related to the activities completed to date for all components and phases of the Y2K Project. Of the total remaining Y2K Project costs, $13,000,000 is attributable to the purchase of new hardware, software and operating equipment, which will be capitalized. The remaining $20,000,000 relates to remediation of hardware, software, and operating equipment, and will be expensed as incurred.

RISKS

   The failure to correct a material year 2000 problem could result in significant disruptions in, or failures of, normal business activities. Due to the general uncertainty inherent in the year 2000 problem, due in part to the uncertainty of the year 2000 readiness of third-party vendors, suppliers and customers, the Company is unable to determine at this time if it will be impacted by year 2000 disruptions or failures, or whether the consequences of such year 2000 disruptions or failures will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company believes that, with the completion of all phases of each component of the Y2K Project as scheduled, the possibility of significant disruptions of normal operations should be significantly reduced. However, in the event that the Company fails to complete the remaining phases of any component of the Y2K Project, the Company could potentially be unable to provide uninterrupted service to its patients, invoice customers, or collect payments. In addition, due to the Company's dependence on Medicare and Medicaid revenue sources, disruptions in the processing and payment of Medicare or Medicaid claims could also materially adversely affect the Company. The General Accounting Office has reported that HCFA, which runs Medicare, is behind schedule in taking steps to deal with the year 2000 issue, and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the Year 2000. The Company does not know at this time whether there will in fact be a disruption of Medicare or Medicaid reimbursements and is therefore, unable to determine the impact on the Company or its operations. In addition, the Company could be subject to litigation for equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

   The Company is in the process of developing contingency plans for certain critical applications and will continue development of such plans for all other applications through mid-1999. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

   The dates on which the Company believes the Y2K Project will be completed are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Project. Specific factors that could cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third-parties, and similar uncertainties.

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


OPERATING RESULTS

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

   Operating results for 1997 included the operations of Pharmacy Corporation of America ("PCA"), a former subsidiary that was separated from the Company and merged with another company on December 3, 1997. Net income was $21,335,000 for the third quarter of 1998, as compared to net income of $27,133,000 for the same period in 1997. Income before provision for income taxes was $32,822,000 for the third quarter of 1998, as compared to $45,222,000 for the same period in 1997. The Company had an estimated annual effective tax rate of 35% and 40% in 1998 and 1997, respectively. The Company's estimated annual effective tax rate decreased to 35% in 1998 primarily due to the impact of the sale of American Transitional Hospitals, Inc. ("ATH") and the benefit of certain tax credits. In addition, the Company's estimated annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill.

   Net operating revenues and operating and administrative costs decreased approximately $107,000,000 and $91,100,000, respectively, for the third quarter of 1998, as compared to the same period in 1997. These decreases consist of the following: decreases in net operating revenues and operating and administrative costs of approximately $161,500,000 and $140,400,000, respectively, due to the disposition of, or lease terminations on, 13 nursing facilities and ATH in 1998 and 68 nursing facilities and PCA in 1997; partially offset by increases in net operating revenues and operating and administrative costs of approximately $9,000,000 and $8,900,000, respectively, for facilities which the Company operated during each of the quarters ended September 30, 1998 and 1997 ("same facility operations"); and increases in net operating revenues and operating and administrative costs of approximately $45,500,000 and $40,400,000, respectively, due to the acquisitions of nursing facilities and outpatient, home health and hospice businesses during 1998 and 1997.

   The decreases in net operating revenues and operating and administrative costs for 1998, as compared to the same period in 1997, resulting from dispositions and lease terminations that occurred during the nine months ended September 30, 1998 and the year ended December 31, 1997 are described below. During the nine months ended September 30, 1998, the Company sold or terminated the leases on 13 nursing facilities (1,417 beds) and certain other assets for cash proceeds of approximately $13,100,000 (approximately $10,600,000 of which was included in accounts receivable-nonpatient at September 30, 1998), assumed debt of approximately $4,600,000, notes receivable of approximately $3,500,000 and closing and other costs of approximately $2,300,000. The Company did not operate five of such nursing facilities (644 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax gains during the nine months ended September 30, 1998 of approximately $2,300,000 as a result of these dispositions. During the year ended December 31, 1997, the Company sold or terminated the leases on 68 nursing facilities (8,314 beds) and certain other assets for cash proceeds of approximately $146,800,000. The Company recognized net pre-tax gains during the year ended December 31, 1997 of approximately $19,900,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

   In June 1998, the Company completed the sale of its ATH subsidiary to Select Medical Corporation for cash of approximately $65,300,000 and assumed debt of approximately $2,400,000. ATH operates 15 transitional hospitals (743 beds) in eight states which address the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The Company recognized a pre-tax gain of approximately $18,200,000 during the nine months ended September 30, 1998 as a result of this disposition. The operations of ATH were immaterial to the Company's consolidated financial position and results of operations.

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)



   On December 3, 1997, the Company completed its merger of PCA with Capstone Pharmacy Services, Inc. (the "Merger"). As a result of the Merger, the Company received approximately $281,000,000 of cash as partial repayment for PCA's intercompany debt, with a charge to the Company's retained earnings of approximately $45,100,000 for the remaining intercompany balance which was not repaid. At the date of the Merger, PCA had total assets of approximately $489,200,000, total liabilities of approximately $368,000,000 and total stockholder's equity of approximately $121,200,000. Total net operating revenues for the year ended December 31, 1997 for PCA was approximately $564,200,000. Such net operating revenues represent the operations of PCA prior to the Merger.

   The increase in net operating revenues for same facility operations for the third quarter of 1998, as compared to the same period in 1997, was due to the following: approximately $21,400,000 due to increases in room and board rates and approximately $4,300,000 due to various other items; partially offset by approximately $13,100,000 decrease in ancillary revenues due to a decline in the Company's Medicare census and, to a lesser extent, as a result of hiring therapists on staff as opposed to contracting for their services and approximately $3,600,000 due to a decrease in same facility occupancy to 89.4% for the third quarter of 1998, as compared to 89.8% for the same period in 1997.

   The increase in operating and administrative costs for same facility operations for the third quarter of 1998, as compared to the same period in 1997, was due to the following: approximately $13,800,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately $1,000,000 due to increases in purchased ancillary products, nursing supplies and other variable costs; and approximately $3,000,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $8,900,000 due primarily to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

   The increases in net operating revenues and operating and administrative costs for 1998, as compared to the same period in 1997, resulting from acquisitions which occurred during the nine months ended September 30, 1998 and the year ended December 31, 1997 are described below. During the nine months ended September 30, 1998, the Company purchased 103 outpatient clinics, 50 home health centers, eight nursing facilities (823 beds), one assisted living center (48 units), one previously leased nursing facility (120 beds) and certain other assets for cash of approximately $146,700,000, acquired debt of approximately $8,000,000 and closing and other costs of approximately $5,900,000. During the year ended December 31, 1997, the Company purchased six previously leased nursing facilities (758 beds) and certain other assets including, among other things, 14 institutional pharmacies and 40 outpatient therapy clinics, for cash of approximately $60,800,000 and closing and other costs of approximately $9,500,000. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

   Interest expense decreased approximately $2,800,000 as compared to the same period in 1997 primarily due to the conversion of the Company's 5 1/2% convertible subordinated debentures to Common Stock in the third quarter of 1997, as well as the repayments of the Company's 7 5/8% convertible subordinated debentures, the 8 3/4% Notes and certain other notes and mortgages during the fourth quarter of 1997 with the proceeds from the PCA transaction. The decrease in depreciation and amortization expense of approximately $3,000,000 as compared to the same period in 1997 was affected by the following: approximately $5,900,000 decrease due to the dispositions of, or lease terminations on, certain nursing facilities, ATH and PCA; partially offset by an increase of approximately $2,900,000 primarily due to acquisitions, as well as capital additions and improvements.

NINE MONTHS 1998 COMPARED TO NINE MONTHS 1997

   Net income was $60,921,000 for the nine months ended September 30, 1998, as compared to net income of $66,566,000 for the same period in 1997. Income before provision for income taxes was $93,724,000 for the nine months ended September 30, 1998, as compared to $110,944,000 for the same period in 1997.

   Net operating revenues and operating and administrative costs decreased approximately $331,400,000 and $292,800,000, respectively, for the nine months ended September 30, 1998, as compared to the same period in 1997. These decreases

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


consist of the following: decreases in net operating revenues and operating and administrative costs of approximately $487,500,000 and $427,200,000, respectively, due to the disposition of, or lease terminations on, 13 nursing facilities and ATH in 1998 and 68 nursing facilities and PCA in 1997; partially offset by increases in net operating revenues and operating and administrative costs of approximately $62,900,000 and $51,000,000, respectively, for facilities which the Company operated during each of the nine months ended September 30, 1998 and 1997 ("same facility operations"); and increases in net operating revenues and operating and administrative costs of approximately $93,200,000 and $83,400,000, respectively, due to the acquisitions of nursing facilities and outpatient, home health and hospice businesses during 1998 and 1997. (See above for a discussion of dispositions and acquisitions).

   The increase in net operating revenues for same facility operations for the nine months ended September 30, 1998, as compared to the same period in 1997, was due to the following: approximately $76,400,000 due to increases in room and board rates and approximately $3,000,000 due to various other items; partially offset by approximately $9,700,000 decrease in ancillary revenues due to a decline in the Company's Medicare census and, to a lesser extent, as a result of hiring therapists on staff as opposed to contracting for their services and approximately $6,800,000 due to a decrease in same facility occupancy to 89.3% for the nine months ended September 30, 1998, as compared to 89.8% for the same period in 1997.

   The increase in operating and administrative costs for same facility operations for the nine months ended September 30, 1998, as compared to the same period in 1997, was due to the following: approximately $53,400,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately $12,500,000 due to increases in purchased ancillary products, nursing supplies and other variable costs; and approximately $6,900,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $21,800,000 primarily due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

   Interest expense decreased approximately $15,400,000 as compared to the same period in 1997 primarily due to the conversion of the Company's 5 1/2% convertible subordinated debentures to Common Stock in the third quarter of 1997, as well as the repayments of the Company's 7 5/8% convertible subordinated debentures, the 8 3/4% Notes and certain other notes and mortgages during the fourth quarter of 1997 with the proceeds from the PCA transaction. The decrease in depreciation and amortization expense of approximately $11,500,000 as compared to the same period in 1997 was affected by the following: approximately $19,200,000 decrease due to the dispositions of, or lease terminations on, certain nursing facilities, ATH and PCA; partially offset by an increase of approximately $7,700,000 primarily due to capital additions and improvements, as well as acquisitions.

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt SOP 98-1 in its consolidated financial statements by the first quarter of 1999. The Company has not completed its review of SOP 98-1 but does not expect it to have a material effect on its consolidated financial position or results of operations.

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted in financial statements for periods beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will require the Company to report all previously capitalized start-up costs and organization costs as a cumulative effect of a change in accounting principle. The Company will adopt

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


SOP 98-5 in its consolidated financial statements by the first quarter of 1999 and does not expect the cumulative effect adjustment to exceed $10,000,000.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1998, the Company had approximately $23,500,000 in cash and cash equivalents and net working capital of approximately $263,900,000. The Company had approximately $163,800,000 of unused commitments under its Revolver/Letter of Credit Facility as of September 30, 1998.

   Net cash provided by operating activities for the nine months ended September 30, 1998 decreased approximately $55,228,000 to $32,272,000 as compared to $87,500,000 for 1997, primarily due to an increase in accounts receivable-patient. This increase was primarily the result of changes in certain Medicare documentation requirements which has lengthened the billing period for these and other receivables. Net cash used for investing activities and net cash provided by financing activities were approximately$189,800,000 and $75,800,000, respectively, for the nine months ended September 30, 1998. The Company received net cash proceeds of approximately $67,700,000 from the dispositions of facilities and other assets. Such net cash proceeds, along with cash generated from operations, net borrowings under its Revolver/Letter of Credit Facility and cash on hand, were used to fund acquisitions of approximately $146,700,000, to fund capital expenditures totaling approximately $103,200,000, to repay approximately $52,000,000 of long-term obligations and to repurchase shares of Common Stock.

   In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. In December 1997, the Company repurchased 4,000,000 shares of its Common Stock through an accelerated stock repurchase transaction at a cost of approximately $56,100,000 (approximately $5,700,000 of which was paid during 1998). During 1998, the Company repurchased 3,000,000 shares of its Common Stock, through a similar transaction, and approximately 900,000 shares on the open market at a total cost of approximately $51,100,000. The repurchases were financed primarily through borrowings under the Company's Revolver/Letter of Credit Facility. On June 2, 1998, the Company announced that its Board of Directors had authorized an increase in its stock repurchase program. The Company may repurchase from time to time on the open market, up to an additional 10,000,000 shares of its outstanding Common Stock. Since June 1996, the Company has repurchased approximately 10,200,000 shares of its outstanding Common Stock under the stock repurchase program. The Company is subject to certain restrictions under its credit arrangements related to the repurchase of its outstanding Common Stock.

   In October 1998, the Company completed the acquisition of M-K Medical, a home medical equipment ("HME") supplier for cash of approximately $11,700,000 and closing and other costs of approximately $600,000. M-K Medical operations consist of HME for resale and rental, as well as the sale of respiratory supplies, in the states of California and Nevada. The operations of M-K Medical are immaterial to the Company's consolidated financial position and results of operations.

   The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $26,600,000, to make normal recurring capital additions and improvements of approximately $102,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending September 30, 1999.

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

   As of September 30, 1998, the Company had total indebtedness of approximately $845,300,000 and total stockholders' equity of approximately $868,500,000. The ability of the Company to satisfy its long-term obligations will be dependent

                            BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                               SEPTEMBER 30, 1998

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

   The Company is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation or its intended scope. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company's independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. In addition, the Company has been notified that a federal grand jury in San Francisco is currently investigating practices which are the subject of the above civil investigation. Two former employees of the Company have received letters from the United States Attorney for the Northern District of California indicating they are targets of the grand jury investigation. The United States Attorney has also informally indicated to the Company that he will be seeking testimony before the grand jury from current employees of the Company. To date, the United States Attorney has identified two current employees of the Company that he wishes to call as witnesses. The Company has cooperated with the United States Attorney's office in his investigation. In addition, the Company has also been notified by its current Medicare fiscal intermediary, Blue Cross of California, that it intends to examine cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

   Skilled nursing facilities are required to allocate nursing labor costs to Medicare-certified units on an equitable basis. The Company has relied on a variety of internal and external processes and practices that are designed to ensure compliance with this requirement. The Company believes that its cost-reporting policies and procedures are consistent with government regulations and reflect industry norms for determination of these cost allocations. While it is not possible to predict the outcome of this inquiry, a determination that the Company has violated these regulations could have a material adverse effect on the Company's consolidated financial position and results of operations, which could include the payment of fines and penalties and exclusion from participation in the Medicare and Medicaid programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

   On October 2, 1998, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Arkansas by Jack Kushner against the Company and certain of its officers. The class action lawsuit alleges, among other things, that the Company and certain of its officers committed violations of the federal securities laws by materially inflating the Company's revenues and earnings through practices that are the subject of the federal government investigation (see above) and disseminating false and misleading statements concerning compliance with Medicare regulations. The class action lawsuit seeks damages, costs and expenses. The Company intends to aggressively pursue all defenses available to it.

   There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. The Company does not believe that the ultimate resolution of such other matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6(a). EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

27.1      Financial Data Schedule for the nine months ended September 30, 1998
27.2      Restated Financial Data Schedule for the nine months ended September 30, 1997

ITEM 6(b).  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BEVERLY ENTERPRISES, INC.
                                           Registrant




Dated: November 13, 1998                   By:  /s/  PAMELA H. DANIELS
                                                -----------------------------
                                                     Pamela H. Daniels
                                                  Vice President, Controller
                                                 and Chief Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------

27.1      Financial Data Schedule for the nine months ended September 30, 1998
27.2      Restated Financial Data Schedule for the nine months ended September 30, 1997