Form 10-K405
period 1998-12-31
BEVERLY ENTERPRISES INC
filed 1999-03-29
CIK 1040441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $526,153,242 AS OF FEBRUARY 26, 1999.

                                  102,493,655
  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 26, 1999)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 27, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     Beverly Enterprises, Inc. (formerly known as New Beverly Holdings, Inc.), which was incorporated on April 15, 1997 ("New Beverly"), is the successor to the former Beverly Enterprises, Inc., which was incorporated on February 27, 1987 ("Old Beverly"), as the result of a tax-free reorganization completed December 3, 1997 (the "Reorganization") in order to facilitate the merger of Pharmacy Corporation of America ("PCA") with Capstone Pharmacy Services, Inc. ("Capstone") (the "Merger"). References to Beverly Enterprises, Inc., or the Company, prior to December 3, 1997 means the predecessor corporation, Old Beverly. References to Beverly Enterprises, Inc., or the Company, on or after December 3, 1997 means New Beverly, and New Beverly is treated for accounting purposes as the continuing reporting entity with respect to the historical and future operations of the Company. See "Part II, Item 8 -- Note 3 of Notes to Consolidated Financial Statements" for additional information.

     The business of the Company consists principally of providing healthcare services, including the operation of nursing facilities, rehabilitation therapy services, assisted living centers, home care centers and outpatient clinics. In addition, prior to June 30, 1998, the Company operated acute long-term transitional hospitals and, prior to the Merger, institutional and mail service pharmacies.

     The Company is one of the largest operators of nursing facilities in the United States. At January 31, 1999, the Company operated 561 nursing facilities with 62,171 licensed beds. The facilities are located in 29 states and the District of Columbia, and range in capacity from 20 to 355 beds. At January 31, 1999, the Company also operated 36 assisted living centers containing 1,039 units, 194 outpatient clinics, and 75 home care centers. The Company's facilities had average occupancy of 88.7%, 88.9% and 87.4% during the years ended December 31, 1998, 1997 and 1996, respectively. See "Item 2. Properties."

     This Annual Report on Form 10-K, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to service its debt obligations, ability to finance growth opportunities, response to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions; the effect of government regulation and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company, including the outcome of the federal government investigation (see "Item 3. Legal Proceedings"); the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions and capital improvements; the competitive environment in which the Company operates; demographic changes; the ability of the Company and its significant vendors, suppliers and payors to timely locate and correct all relevant computer codes and identify and remediate date-sensitive embedded chips prior to the year 2000; and the availability and cost of labor and materials. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them.

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

OPERATIONS

     The Company is currently organized into two operating segments, which support the Company's delivery of vertically integrated services to the long-term healthcare market. These operating segments include: (i) Beverly Healthcare, which provides long-term healthcare through the operation of nursing facilities and assisted living centers; and (ii) Beverly Care Alliance, which operates outpatient clinics, home care centers and a rehabilitation services business. Business in each operating segment is conducted by one or more corporations headed by a president who also is a senior officer of the Company and reports directly to the President of the Company. The corporations comprising each of the two operating segments also have separate boards of directors consisting of four senior executives of the Company and the president of the segment. See "Part II, Item 8 -- Note 10 of Notes to Consolidated Financial Statements" for additional information.

     Beverly Healthcare's nursing facilities provide residents with routine long-term care services, including daily dietary, social and recreational services and a full range of pharmacy services and medical supplies. Beverly Healthcare's highly skilled staff also offers complex and intensive medical services to patients with higher acuity disorders outside the traditional acute care hospital setting. In addition, Beverly Healthcare provides assisted living services. Approximately 90%, 80% and 82% of the Company's total net operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from services provided by Beverly Healthcare.

     Beverly Care Alliance offers industrial rehabilitation, outpatient clinics, acute hospital therapy contracts, management/consulting rehabilitation programs and home care services within the Company's network of facilities and to other healthcare providers. Approximately 7%, 2% and 2% of the Company's total net operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from services provided by Beverly Care Alliance.

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

     The Company receives payments for services rendered to patients from (a) each of the states in which its nursing facilities are located under the Medicaid program; (b) the federal government under the Medicare program; and (c) private payors, including commercial insurers, managed care payors and Veterans Administration ("VA"). The following table sets forth: (i) patient days derived from the indicated sources of payment as a percentage of total patient days,
(ii) room and board revenues derived from the indicated sources of payment as a percentage of net operating revenues, and (iii) ancillary and other revenues derived from all sources of payment as a percentage of net operating revenues, for the periods indicated:

                                      MEDICAID             MEDICARE          PRIVATE AND VA
                                 ------------------   ------------------   ------------------
                                           ROOM AND             ROOM AND             ROOM AND
                                 PATIENT    BOARD     PATIENT    BOARD     PATIENT    BOARD     ANCILLARY AND
                                  DAYS     REVENUES    DAYS     REVENUES    DAYS     REVENUES   OTHER REVENUES
                                 -------   --------   -------   --------   -------   --------   --------------
Year ended:
  December 31, 1998............    69%        46%       11%        13%       20%        18%           23%
  December 31, 1997............    68%        40%       12%        12%       20%        16%           32%
  December 31, 1996............    69%        42%       12%        12%       19%        14%           32%

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

     The Medicaid and Medicare programs each contain specific requirements which must be adhered to by healthcare facilities in order to qualify under the programs. Currently, most state Medicaid programs utilize a cost-based reimbursement system for nursing facilities which reimburses facilities for the reasonable direct and indirect allowable costs incurred in providing routine patient care services (as defined by the programs) plus, in certain states, efficiency incentives or a return on equity, subject to certain cost ceilings. These costs normally include allowances for administrative and general costs as well as the costs of property and equipment (e.g. depreciation and interest, fair rental allowance or rental expense). In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, payments made to a facility on an interim basis that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs vary as to the methodology used to determine the level of allowable costs which are reimbursed to operators.

     Arkansas and California provide for reimbursement at a flat daily rate, as determined by the responsible state agency. Several states in which the Company currently operates have enacted payment mechanisms which are based on patient acuity versus traditional cost-based methodologies. Many other states are actively developing similar payment systems. The Company is unable to estimate the ultimate impact of these changes in payment mechanisms on the Company's future consolidated financial position, results of operations, or cash flows.

     Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both the federal and state governments. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act") in which Congress included numerous program changes directed at balancing the federal budget. The legislation changes Medicare and Medicaid policy in a number of ways, including: (i) the phase in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998 (see below); (ii) establishment of limitations on Part B therapy charges per beneficiary per year; (iii) a 10% reduction in Part B therapy costs for the period from January 1, 1998 through July 1, 1998, at which time reimbursement for these services will be based on fee schedules established by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services

("HHS"); (iv) development of new Medicare and Medicaid health plan options; (v) creation of additional safeguards against healthcare fraud and abuse; and (vi) repeal of the Medicaid "Boren Amendment" payment standard. The legislation includes new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures. The Company currently estimates a decrease in its 1999 net operating revenues of approximately $70,000,000 related to the impact of PPS and estimates a decrease in its 1999 net operating revenues of approximately $30,000,000 related to the impact of Part B therapy cost reductions, including the establishment of beneficiary limits. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

     PPS, which became effective for the Company on January 1, 1999, significantly changes the manner in which its skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. PPS will be phased in over a three year period. In year one (1999 for the Company), Medicare PPS rates will be based 75% on 1995 facility-specific Medicare costs (as adjusted for inflation) and 25% will be federally-determined based upon the acuity level of Medicare patients served in the Company's skilled nursing facilities. In year two, Medicare PPS rates will be based 50% on 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted rate. In year three, Medicare PPS rates will be based 25% on 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted rate. In year four and thereafter, Medicare PPS rates will be based entirely on the federally-determined acuity-adjusted rate.

     The Company has analyzed its 1995 facility-specific costs, as well as the current acuity level of Medicare patients in its skilled nursing facilities. In addition, the Company has identified the significant changes in its facility-specific costs since 1995 to determine the major reasons for such changes. Based on such analyses, the Company has implemented facility-specific plans to deliver care to Medicare patients at a lower cost and in a manner consistent with PPS requirements. Such plans resulted in material changes in staffing in the Company's skilled nursing facilities, primarily in the area of rehabilitation services. Such staffing changes also resulted in a fourth quarter 1998 charge of approximately $2,500,000. The Company has also determined that other cost reductions can be achieved in its skilled nursing facilities. If the Company is unable to carry out its facility-specific plans to reduce the cost of care to Medicare patients, PPS could have a material adverse effect on the Company's consolidated financial position and results of operations.

     PPS also imposes significant documentation requirements on skilled nursing facilities to demonstrate the acuity level of Medicare patients and other factors which will directly impact billing and payment rates to the Company, as well as compliance with PPS rules and regulations. The Company has implemented new and enhanced information systems to help ensure compliance with PPS. Company-wide training on PPS and other 1997 Act provisions has been conducted. As a result of these and other preparations, the Company believes it will be positioned to operate effectively under PPS.

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

     HCFA adopted survey, certification and enforcement procedures by regulations effective July 1, 1995 to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") governing survey, certification and enforcement of the requirements for contract participation by skilled nursing facilities under Medicare and nursing facilities under Medicaid. Among the provisions that HCFA has adopted are requirements that (i) surveys focus on residents' outcomes; (ii) all deviations from the participation requirements will be considered deficiencies, but all deficiencies will not constitute noncompliance; and (iii) certain types of deficiencies must result in the imposition of a sanction. The regulations also identify alternative remedies and specify the categories of deficiencies for which they will be applied. These remedies include: temporary management; denial of payment for new admissions; denial of payment for all residents; civil money penalties of $50 to $10,000 per day of violation; closure of facility and/or transfer of residents in emergencies; directed plans of correction; and directed in service training. The regulations also specify under what circumstances alternative enforcement remedies or termination, or both, will be imposed on facilities which are not in compliance with the participation requirements. The Company has undertaken an analysis of the procedures with respect to its programs and facilities covered by the final HCFA regulations. Results of HCFA surveys for the past year have determined that the Company continues to improve its regulatory compliance record. The Company's facilities that are cited with deficiencies are cited less frequently than other proprietary, chain facilities. Although the Company could be adversely affected if a substantial portion of its programs or facilities were eventually determined not to be in compliance with the HCFA regulations, the Company believes its programs and facilities are generally in compliance.

     The Company has a Quality Management ("QM") program to help ensure that high quality care is provided in each of its nursing and outpatient facilities. The Company's nationwide QM network of healthcare professionals includes physician medical directors, registered nurses, dieticians, social workers and other specialists who work in conjunction with regional and facility based QM professionals. Facility based QM is structured through the Company's Quality Assessment and Assurance Committee. With a philosophy of quality improvement, Company-wide clinical indicators are utilized as a database to set goals and monitor thresholds in critical areas directly related to the delivery of healthcare related services. These internal evaluations are used by local quality improvement teams, which include QM advisors, to identify and correct possible problems. The Senior Vice President of QM reports directly to the President of the Company and the QM Committee of the Company's Board of Directors.

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

     In 1991, HHS promulgated regulations which describe certain arrangements that would not be subject to enforcement action under the Social Security Act (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow, leaving unprotected a wide range of economic relationships that many hospitals, physicians and other healthcare providers consider to be legitimate business arrangements not prohibited by the Antifraud Amendments. The regulations do not purport to describe comprehensively all lawful relationships between healthcare providers and referral sources, and clearly provide that arrangements that do not qualify for Safe Harbor protection are not automatically deemed to violate the Antifraud Amendments. Thus, skilled nursing facilities and other healthcare providers having arrangements or relationships that do not fall within a Safe Harbor may not be required to alter them in order to ensure compliance with the Social Security Act provisions. Although failure to qualify for a Safe Harbor may subject a particular arrangement or relationship to increased regulatory scrutiny, the fact that a particular relationship or arrangement does not fall within one of the Safe Harbors does not, in and of itself, mean the relationship or arrangement is unlawful. In 1993, HHS published proposed regulations for comment in the Federal Register establishing additional Safe Harbors. Additionally, in 1994, HHS published a proposed rule aimed at clarifying the existing Safe Harbors. As of January 1, 1999, these regulations had not been adopted in final form. The Company cannot predict the final form that these regulations and rules will take or their effect, if any, on the Company's business.

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

     On August 21, 1996, President Clinton signed significant new federal health reform legislation known as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The new law includes comprehensive and far-reaching revisions or supplements to the Antifraud Amendments. Under HIPAA, healthcare fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any healthcare benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Most of the provisions of HIPAA became effective January 1, 1997. HIPAA was followed by the 1997 Act. The 1997 Act also contained a significant number of new fraud and abuse provisions. For example, civil monetary penalties ("CMP") may now be imposed for violations of the anti-kickback provisions of the Medicare and Medicaid statute (previously, exclusion or criminal prosecution were the only actions under the anti-kickback statute), as well as contracting with an individual or entity that the provider knows or should know is excluded from a federal healthcare program. The 1997 Act provides for CMP of $50,000 and damages of not more than three times the amount of remuneration in the prohibited activity.

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

     In addition to laws addressing referral relationships, several federal laws impose criminal and civil sanctions for fraudulent and abusive billing practices. The federal False Claims Act imposes sanctions, consisting of monetary penalties of up to $10,000 for each claim and treble damages, on entities and persons who knowingly present or cause to be presented a false or fraudulent claim for payment to the United States. Section 1128B(a) of the Social Security Act prohibits the knowingly and willful making of a false statement or representation of a material fact in relation to the submission of a claim for payment under government health programs (including the Medicare and Medicaid programs). Violations of this provision constitute felony offenses punishable by fines and imprisonment. The new HIPAA provisions establish criminal penalties for fraud, theft, embezzlement, and the making of false statements in relation to healthcare benefits programs (which includes private, as well as government programs). Government prosecutors are increasing their use of the federal False Claims Act to prosecute quality of care deficiencies in nursing facilities and other healthcare facilities under the theory that the submission of reimbursement claims for services provided in a manner which falls short of quality of care standards can constitute the submission of a false claim in violation of the federal False Claims Act.

     A joint federal/state initiative, Operation Restore Trust, was created in 1995 to apply to nursing homes, home health agencies, and suppliers of medical equipment to these providers in five states: New York, Florida, California, Illinois and Texas. The program was subsequently expanded to hospices in these states as well. The program is designed to focus audit and law enforcement efforts on geographic areas and provider types receiving large concentrations of Medicare and Medicaid funds. According to HHS statistics, the targeted states account for nearly 40% of all Medicare and Medicaid beneficiaries. Under Operation Restore Trust, the OIG and HCFA have undertaken a variety of activities to address fraud and abuse by nursing homes, home health providers and medical equipment suppliers. These activities include financial audits, creation of a Fraud and Waste Report Hotline, and increased investigations and enforcement activity.

     On May 20, 1997, HHS announced that Operation Restore Trust would be expanded during the next two years to include twelve additional states (Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington), as well as several other types of healthcare services. Over the longer term, it is anticipated that Operation Restore Trust investigative techniques will be used in all 50 states, and will be applied throughout the Medicare and Medicaid programs.

     In addition to increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs, federal and state regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act and Medicare and Medicaid regulations. Although the Company believes that it is in material compliance with such laws, a determination that the Company has violated such laws, or even the public announcement that the Company was being investigated concerning possible violations, could have a material adverse effect on the Company. See "Item 3. Legal Proceedings."

     The Nursing Home Resident Protection Amendments of 1999, which were signed into law on March 25, 1999 and amend Section 1919(c)(2) of the Social Security Act, are designed to protect Medicaid patients living in nursing facilities that decide to withdraw from the Medicaid program. Under the amended version of
Section 1919(c)(2), a nursing facility is required to continue providing care to residents currently qualifying for assistance under the Medicaid program, as well as residents who may qualify under Medicaid in the future, even if the facility decides to withdraw from the Medicaid program. In addition, if a nursing facility decides to stop admitting Medicaid patients to its facility, it must also notify any existing residents not currently relying on assistance from the Medicaid program that they could potentially be denied services from the facility if they eventually need to rely on Medicaid.

     While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that healthcare providers could use the Boren Amendment to require states to comply with their legal obligation to adequately fund Medicaid programs. The 1997 Act repeals the Boren Amendment and authorizes states to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility's ability to challenge rates later.

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

EMPLOYEES

     At December 31, 1998, the Company had approximately 73,000 employees. The Company is subject to both federal minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

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

     In the past, the healthcare industry, including the Company's long-term care facilities, has experienced a shortage of nurses to staff healthcare operations, and, more recently, the healthcare industry has experienced a shortage of therapists. The Company is not currently experiencing a nursing or therapist shortage, but it competes with other healthcare providers for nursing and therapist personnel. However, it is becoming more difficult to attract and retain certain other nursing home personnel, such as certified nursing assistants and nurses' aides, for whom the Company competes with other service industries. A nursing, therapist or nurse's aide shortage could force the Company to pay even higher salaries and make greater use of higher cost temporary personnel. A lack of qualified personnel might also require the Company to reduce its census or admit patients requiring a lower level of care, both of which could adversely affect operating results.

     Approximately 100 of the Company's facilities, or 8% of the Company's employees, are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. The Company, being one of the largest employers within the long-term healthcare industry, has been the target of a "corporate campaign" by two AFL-CIO affiliated unions attempting to organize certain of the Company's facilities. Although the Company has never experienced any material work stoppages and believes that its relations with its employees are generally good, the Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on the Company's operations.

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

ITEM 2. PROPERTIES.

     At January 31, 1999, the Company operated 561 nursing facilities, 36 assisted living centers, 194 outpatient clinics and 75 home care centers in 33 states and the District of Columbia. Most of the Company's 190 leased nursing facilities are subject to "net" leases which require the Company to pay all taxes, insurance and maintenance costs. Most of these leases have original terms from ten to fifteen years and contain at least one renewal option, which could extend the original term of the leases by five to fifteen years. Many of these leases also contain purchase options. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of the nursing facilities and assisted living centers owned by the Company are included in the collateral securing the obligations under its various debt agreements. See "Part II, Item 8 -- Note 5 of Notes to Consolidated Financial Statements."

     The following is a summary of the Company's nursing facilities, assisted living centers, outpatient clinics and home care centers at January 31, 1999:

                                      NURSING              ASSISTED                    HOME
                                     FACILITIES         LIVING CENTERS   OUTPATIENT    CARE
                               ----------------------   --------------    CLINICS     CENTERS
                                            TOTAL                TOTAL   ----------   -------
                               NUMBER   LICENSED BEDS   NUMBER   UNITS     NUMBER     NUMBER
                               ------   -------------   ------   -----   ----------   -------
LOCATION
Alabama......................    21         2,725         --        --       --         --
Arizona......................     3           480         --        --       --         --
Arkansas.....................    36         4,256          4        80        1          2
California...................    69         7,423          2       113       36         20
Colorado.....................    --            --         --        --       17         --
Delaware.....................    --            --         --        --        4         --
District of Columbia.........     1           355         --        --       --         --
Florida......................    51         6,311          5       311       --         --
Georgia......................    18         2,147          3        72       24          2
Hawaii.......................     2           396         --        --       --         --
Illinois.....................     3           275         --        --       --         --
Indiana......................    26         3,817          1        16       --          1
Kansas.......................    32         2,059          3        39       --         --
Kentucky.....................     8         1,039         --        --       --         --
Maryland.....................     4           585          1        16       12         --
Massachusetts................    24         2,402         --        --       --         --
Michigan.....................     2           206         --        --       --         --
Minnesota....................    35         3,041          3        33       --         --
Mississippi..................    21         2,466         --        --       --         --
Missouri.....................    29         3,038          3       101       --          1
Nebraska.....................    24         2,161          1        16       --          4
Nevada.......................    --            --         --        --       --          1
New Jersey...................     1           120         --        --       --         --
North Carolina...............    11         1,398          1        16       11         31
Ohio.........................    12         1,433         --        --        4         --
Pennsylvania.................    42         4,791          3        53        9          4
South Carolina...............     3           302         --        --       15         --
South Dakota.................    17         1,232          1        36       --         --
Tennessee....................     7           948          2        57       --          6
Texas........................    --            --         --        --       49          2
Virginia.....................    16         2,113          3        80       --         --
Washington...................    10         1,000         --        --       12         --
West Virginia................     3           310         --        --       --         --
Wisconsin....................    30         3,342         --        --       --          1
                                ---        ------         --     -----      ---         --
                                561        62,171         36     1,039      194         75
                                ===        ======         ==     =====      ===         ==
CLASSIFICATION
Owned........................   369        40,315         31       815       --         --
Leased.......................   190        21,721          5       224      194         75
Managed......................     2           135         --        --       --         --
                                ---        ------         --     -----      ---         --
                                561        62,171         36     1,039      194         75
                                ===        ======         ==     =====      ===         ==

ITEM 3. LEGAL PROCEEDINGS.

     On March 4, 1998, a jury in California returned a verdict of $95,100,000 against a nursing facility operated by a subsidiary of the Company. The verdict, which was based on findings of fraud as well as negligence and abuse, consisted of $365,580 in compensatory damages and $94,700,000 in punitive damages. At a post-trial hearing on June 3, 1998, the trial judge reduced the compensatory damages to $125,000 and reduced the punitive damages to $3,000,000. The Company believes that these reduced damages are excessive and has appealed on this basis. The plaintiff has cross-appealed. The Company intends to aggressively pursue all appellate remedies available.

     The Company is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation or its intended scope. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company's independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. In addition, the Company has been notified that a federal grand jury in San Francisco is currently investigating practices which are the subject of the above civil investigation. Two former employees of the Company have received letters from the United States Attorney for the Northern District of California indicating they are targets of the grand jury investigation. To date, four current employees of the Company have served as witnesses before the grand jury. The Company has cooperated with the United States Attorney's office in its investigation. In addition, the Company's current Medicare fiscal intermediary, Blue Cross of California, is examining cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

     Skilled nursing facilities are required to allocate nursing labor costs to Medicare-certified units on an equitable basis. The Company has relied on a variety of internal and external processes and practices that are designed to ensure compliance with this requirement. The Company believes that its cost reporting policies and procedures are consistent with government regulations and reflect industry norms for determination of these cost allocations. While it is not possible to predict the outcome of this investigation, a determination that the Company has violated these regulations could have a material adverse effect on the Company's consolidated financial position and results of operations, which could include the payment of fines and penalties and exclusion from participation in the Medicare and Medicaid programs. See "Item 1. Business -- Governmental Regulation and Reimbursement".

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth, as to each executive officer and director of the Company, such person's name, positions with the Company and age. Each executive officer and director of the Company holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The information below is given as of March 18, 1999.

                      NAME                                           POSITION                      AGE
                      ----                                           --------                      ---
David R. Banks(1)...............................  Chairman of the Board, Chief Executive Officer
                                                  and Director                                     62
Boyd W. Hendrickson(1)..........................  President, Chief Operating Officer and Director  54
William A. Mathies..............................  Executive Vice President and
                                                  President -- Beverly Healthcare                  39
T. Jerald Moore.................................  Executive Vice President                         58
Robert W. Pommerville...........................  Executive Vice President, General Counsel and
                                                    Secretary                                      58
Bobby W. Stephens...............................  Executive Vice President -- Asset Management     54
Scott M. Tabakin................................  Executive Vice President and Chief Financial
                                                  Officer                                          40
Mark D. Wortley.................................  Executive Vice President and
                                                  President -- Beverly Care Alliance               43
Philip W. Small.................................  Executive Vice President -- Strategic Planning
                                                  and Operations Support                           42
Schuyler Hollingsworth, Jr. ....................  Senior Vice President and Treasurer              52
Pamela H. Daniels...............................  Vice President, Controller and Chief Accounting
                                                    Officer                                        35
Beryl F. Anthony, Jr.(1)(3)(5)..................  Director                                         61
Carolyne K. Davis, R.N., Ph.D.(1)(4)*...........  Director                                         67
James R. Greene(2)(3)(4)........................  Director                                         77
Edith E. Holiday(2)(4)(5).......................  Director                                         47
Jon E.M. Jacoby(1)(2)...........................  Director                                         60
Risa J. Lavizzo-Mourey, M.D.(3)(4)*.............  Director                                         44
Marilyn R. Seymann(2)(4)(5).....................  Director                                         56

---------------

(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

(4) Member of the Quality Management Committee.

(5) Member of the Nominating Committee.

 * Dr. Davis and Dr. Lavizzo-Mourey were made honorary members of the Audit Committee to deal with the oversight of the OIG investigation. In February 1999, the Board formed a separate Litigation and Compliance Committee which now has oversight of the OIG investigation.

     Mr. Banks has been a director of the Company since 1979 and has served as Chief Executive Officer since May 1989 and Chairman of the Board since March 1990. Mr. Banks was President of the Company from 1979 to September 1995. Mr. Banks is a director of Nationwide Health Properties, Inc., Ralston Purina Company, and trustee for Occidental College. Mr. Banks also serves as a director of PharMerica, Inc., a major supplier of institutional pharmacy services to the Company.

     Mr. Hendrickson joined the Company in 1988 as a Division President. He was elected Vice President of Marketing in May 1989, Executive Vice President of Operations and Marketing in February 1990, President of the corporations within Beverly Healthcare in January 1995 and President, Chief Operating Officer and a director of the Company in September 1995. He is a director of PharMerica, Inc. and Superior Financial Corp.

     Mr. Mathies joined the Company in 1981 as an Administrator in training. He was an Administrator until 1986 at which time he became a Regional Manager. In 1988, Mr. Mathies was elected Vice President of Operations for the California region and was elected Executive Vice President of the Company and President of the corporations within Beverly Healthcare in September 1995.

     Mr. Moore joined the Company as Executive Vice President in December 1992 and served as President of the corporations within Beverly Specialty Hospitals from June 1996 to June 1998. Mr. Moore was employed at Aetna Life and Casualty from 1963 to 1992 and was elected Senior Vice President in 1990.

     Mr. Pommerville first joined the Company in 1970 and left in 1976. He rejoined the Company as Vice President and General Counsel in 1984 and was elected Secretary in February 1990, Senior Vice President in March 1990 and Executive Vice President in February 1995.

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

     Mr. Small joined the Company in January 1986 as Reimbursement Manager, was promoted to Division Controller in September 1986 and Director of Finance for the California Region in 1989. He was elected Vice President -- Reimbursement in September 1990, Senior Vice President -- Finance in 1995 and Executive Vice President -- Strategic Planning and Operations Support in August 1998.

     Mr. Hollingsworth joined the Company in June 1985 as Assistant Treasurer. He was elected Treasurer in 1988, Vice President in 1990 and Senior Vice President in March 1992. Mr. Hollingsworth is a director of Sparks Regional Medical Center.

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

     Dr. Davis is currently a part-time scholar in residence at the Sloan Health Management Program at Cornell University, Ithaca, New York. She served as Administrator of the Health Care Financing Administration of the U.S. Department of Health and Human Services from 1981 to 1985. She was a director of the Company from 1985 to 1989 and served as consultant and advisor to the Company's Board of Directors from 1989 to 1997. She was a national and international health care advisor to Ernst & Young LLP from 1985 to 1997. She is a member of the Institute of Medicine and the National Academy of Science, a trustee for the University of Pennsylvania Medical Center, a member of the board of directors for Georgetown University, a director of Beckman Coulter, Inc., The Prudential Insurance Company of America, Inc., Pharmaceutical Marketing Services, Inc. and MiniMed, Inc. She has been a director of the Company since December 1997.

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

     Dr. Lavizzo-Mourey is Director of the Institute of Aging, Chief of the Division of Geriatric Medicine, Associate Executive Vice President for health policy and Professor of Medicine at the University of Pennsylvania. She is a director of Managed Care Solutions, Inc. and Hanger Orthopedic Group, Inc. She has been a director of the Company since March 1995.

     Ms. Seymann is President and Chief Executive Officer of M One, Inc., a management and information systems consulting firm specializing in the financial services industry. She is a director of Community First Bankshares, Inc. and True North Communications, Inc. She has been a director of the Company since March 1995.

     During 1998, there were six meetings of the Board of Directors. Each director attended 75% or more of the meetings of the Board and committees on which he or she served.

     In 1998, directors, other than Mr. Banks and Mr. Hendrickson, received a retainer fee of $25,000 for serving on the Board and an additional fee of $1,000 for each Board or committee meeting attended. The chairperson of each committee received an additional $1,000 for each committee meeting attended. Such fees can be deferred, at the option of the director, as provided for under the Non-Employee Director Deferred Compensation Plan (discussed below). Mr. Banks, the Company's current Chairman of the Board and Chief Executive Officer, and Mr. Hendrickson, the Company's current President and Chief Operating Officer, received no additional cash compensation for serving on the Board or its committees.

     During 1997, the Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan was approved. Such plan provides each nonemployee director the opportunity to receive awards equivalent to shares of Common Stock ("deferred share units") and to defer receipt of compensation for services rendered to the Company. There are three types of contributions available under the plan. First, nonemployee directors can defer all or part of retainer and meeting fees to a pre-tax deferred compensation account with two investment options. The first investment option is a cash account which is credited with interest, and the second investment option is a deferred share unit account, with each unit having a value equivalent to one share of Common Stock. The second type of contribution is a Company matching contribution whereby the Company matches 25% of the amount of fees deferred, to the extent the deferral is in the deferred share unit account. Third, as a replacement for the prior benefits under the retirement plan for outside directors, each nonemployee director receives a grant of 675 deferred share units each year which is automatically credited to the deferred share unit account. Distributions under the plan will commence upon retirement, termination, death or disability and will be made in shares of Common Stock unless the Board of Directors approves payment in cash.

     During 1997, the New Beverly Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Stock Option Plan") was approved. Such plan became effective December 3, 1997 and will remain in effect until December 31, 2007, subject to early termination by the Board of Directors. Such plan replaced the Nonemployee Directors' Plan entered into in 1994. There are 300,000 shares of the Company's $.10 par value common stock ("Common Stock") authorized for issuance, subject to certain adjustments, under the Non-Employee Directors Stock Option Plan. The Non-Employee Directors Stock Option Plan was amended by the Board of Directors on December 11, 1997 to provide that 3,375 stock options be granted to each nonemployee director on June 1 of each year until the plan is terminated, subject to the availability of shares. Stock option grants have been made since 1994 to each of the nonemployee directors. Such stock options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire ten years after date of grant.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York and Pacific Stock Exchanges. The table below sets forth, for the periods indicated, the range of high and low sales prices of the Common Stock as reported on the New York Stock Exchange composite tape.

                                                                    PRICES
                                                              -------------------
                                                                HIGH       LOW
                                                                ----       ---
1997
  First Quarter.............................................  $ 16 1/8   $ 12 1/4
  Second Quarter............................................    16 7/8     13 1/8
  Third Quarter.............................................    17 1/2     14 9/16
  Fourth Quarter............................................    17 1/2     12 1/8(1)
1998
  First Quarter.............................................  $ 15 9/16  $ 12 1/4
  Second Quarter............................................    16 1/4     13 1/2
  Third Quarter.............................................    14 13/16    7 3/8
  Fourth Quarter............................................     8 1/8      5 1/4
1999
  First Quarter (through March 18)..........................  $  6 15/16 $  4 1/2

---------------

(1) After the effect of the Reorganization on December 3, 1997 (as discussed herein).

     The Company is subject to certain restrictions under its long-term debt agreements related to the payment of cash dividends on its Common Stock. During 1998 and 1997, no cash dividends were paid on the Company's Common Stock and no future dividends are currently planned.

     At March 18, 1999, there were 5,585 record holders of the Common Stock.

EMPLOYEE STOCK PURCHASE PLAN

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charge to the Company's statement of operations for the year ended December 31, 1998 related to this plan was approximately $2,435,000. At December 31, 1998, there were approximately 4,800 participants in the plan.

     Merrill Lynch & Co., Merrill Lynch World Headquarters, North Tower, World Financial Center, New York, New York 10281, was appointed broker to open and maintain an account in each participant's name and to purchase shares of Common Stock on the New York Stock Exchange for each participant.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table of selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto for 1998, 1997 and 1996 included elsewhere in this Annual Report on Form 10-K.

                                                                 AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------
                                                     1998         1997(1)          1996          1995          1994
                                                 ------------   ------------   ------------   -----------   -----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net operating revenues.........................  $  2,812,232   $  3,217,099   $  3,267,189   $ 3,228,553   $ 2,969,239
Interest income................................        10,708         13,201         13,839        14,228        14,578
                                                 ------------   ------------   ------------   -----------   -----------
        Total revenues.........................     2,822,940      3,230,300      3,281,028     3,242,781     2,983,817
Costs and expenses:
  Operating and administrative.................     2,633,135      2,888,021      2,958,942     2,960,832     2,715,496
  Interest.....................................        65,938         82,713         91,111        84,245        64,792
  Depreciation and amortization................        93,722        107,060        105,468       103,581        88,734
  Workforce reductions, asset impairments,
    transaction costs and other unusual
    items......................................        69,443         44,000             --       100,277            --
  Year 2000 remediation........................         9,719             --             --            --            --
  Investigation costs..........................         1,865             --             --            --            --
                                                 ------------   ------------   ------------   -----------   -----------
        Total costs and expenses...............     2,873,822      3,121,794      3,155,521     3,248,935     2,869,022
                                                 ------------   ------------   ------------   -----------   -----------
Income (loss) before provision for (benefit
  from) income taxes, extraordinary charge and
  cumulative effect of change in accounting for
  start-up costs...............................       (50,882)       108,506        125,507        (6,154)      114,795
Provision for (benefit from) income taxes......       (25,936)        49,913         73,481         1,969        37,882
Extraordinary charge, net of income tax benefit
  of $1,057 in 1998, $1,099 in 1996 and $1,188
  in 1994......................................        (1,660)            --         (1,726)           --        (2,412)
Cumulative effect of change in accounting for
  start-up costs, net of income tax benefit of
  $2,811.......................................        (4,415)            --             --            --            --
                                                 ------------   ------------   ------------   -----------   -----------
Net income (loss)..............................  $    (31,021)  $     58,593   $     50,300   $    (8,123)  $    74,501
                                                 ============   ============   ============   ===========   ===========
Net income (loss) applicable to common
  shares.......................................  $    (31,021)  $     58,593   $     50,300   $   (14,998)  $    66,251
                                                 ============   ============   ============   ===========   ===========
Diluted income (loss) per share of common
  stock:
  Before extraordinary charge and cumulative
    effect of change in accounting for start-up
    costs......................................  $       (.24)  $        .57   $        .50   $      (.16)  $       .78
  Extraordinary charge.........................          (.02)            --           (.01)           --          (.02)
  Cumulative effect of change in accounting for
    start-up costs.............................          (.04)            --             --            --            --
                                                 ------------   ------------   ------------   -----------   -----------
  Net income (loss)............................  $       (.30)  $        .57   $        .49   $      (.16)  $       .76
                                                 ============   ============   ============   ===========   ===========
  Shares used to compute per share amounts.....   103,762,000    103,422,000    110,726,000    92,233,000    98,016,000
CONSOLIDATED BALANCE SHEET DATA:
Total assets...................................  $  2,160,511   $  2,073,469   $  2,525,082   $ 2,506,461   $ 2,322,578
Current portion of long-term obligations.......  $     27,773   $     31,551   $     38,826   $    84,639   $    60,199
Long-term obligations, excluding current
  portion......................................  $    878,270   $    686,941   $  1,106,256   $ 1,066,909   $   918,018
Stockholders' equity...........................  $    776,206   $    862,505   $    861,095   $   820,333   $   827,244
OTHER DATA:
Average occupancy percentage(2)................          88.7%          88.9%          87.4%         88.1%         88.5%
Number of nursing home beds....................        62,293         63,552         71,204        75,669        78,058

---------------

(1) Amounts for 1997 include the operations of PCA up until the effective date of the Merger (as discussed herein).

(2) Average occupancy percentage for 1998 and 1997 was based on operational beds, and for all periods prior to 1997, such percentage was based on licensed beds. Average occupancy percentage for 1998 and 1997 based on licensed beds was 86.9% and 87.1%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  GOVERNMENTAL REGULATION AND REIMBURSEMENT

     Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both the federal and state governments. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act") in which Congress included numerous program changes directed at balancing the federal budget. The legislation changes Medicare and Medicaid policy in a number of ways, including: (i) the phase in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998 (see below); (ii) establishment of limitations on Part B therapy charges per beneficiary per year; (iii) a 10% reduction in Part B therapy costs for the period from January 1, 1998 through July 1, 1998, at which time reimbursement for these services will be based on fee schedules established by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"); (iv) development of new Medicare and Medicaid health plan options; (v) creation of additional safeguards against healthcare fraud and abuse; and (vi) repeal of the Medicaid "Boren Amendment" payment standard. The legislation includes new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures. The Company currently estimates a decrease in its 1999 net operating revenues of approximately $70,000,000 related to the impact of PPS and estimates a decrease in its 1999 net operating revenues of approximately $30,000,000 related to the impact of Part B therapy cost reductions, including the establishment of beneficiary limits. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

     PPS, which became effective for the Company on January 1, 1999, significantly changes the manner in which its skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. PPS will be phased in over a three year period. In year one (1999 for the Company), Medicare PPS rates will be based 75% on 1995 facility-specific Medicare costs (as adjusted for inflation) and 25% will be federally-determined based upon the acuity level of Medicare patients served in the Company's skilled nursing facilities. In year two, Medicare PPS rates will be based 50% on 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted rate. In year three, Medicare PPS rates will be based 25% on 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted rate. In year four and thereafter, Medicare PPS rates will be based entirely on the federally-determined acuity-adjusted rate.

     The Company has analyzed its 1995 facility-specific costs, as well as the current acuity level of Medicare patients in its skilled nursing facilities. In addition, the Company has identified the significant changes in its facility-specific costs since 1995 to determine the major reasons for such changes. Based on such analyses, the Company has implemented facility-specific plans to deliver care to Medicare patients at a lower cost and in a manner consistent with PPS requirements. Such plans resulted in material changes in staffing in the Company's skilled nursing facilities, primarily in the area of rehabilitation services. Such staffing changes also resulted in a fourth quarter 1998 charge of approximately $2,500,000 (See "-- Operating Results"). The Company has also determined that other cost reductions can be achieved in its skilled nursing facilities. If the Company is unable to carry out its facility-specific plans to reduce the cost of care to Medicare patients, PPS could have a material adverse effect on the Company's consolidated financial position and results of operations.

     PPS also imposes significant documentation requirements on skilled nursing facilities to demonstrate the acuity level of Medicare patients and other factors which will directly impact billing and payment rates to the Company, as well as compliance with PPS rules and regulations. The Company has implemented new and enhanced information systems to help ensure compliance with PPS. Company-wide training on PPS and other 1997 Act provisions has been conducted. As a result of these and other preparations, the Company believes it will be positioned to operate effectively under PPS.

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

YEAR 2000 REMEDIATION

  GENERAL

     Computer programs and embedded chips that utilize a two digit year in their processing logic may interpret the year "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is addressing its own processing logic issues, as well as those of third parties, which may impact the Company through the year 2000 Project (the "Y2K Project").

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

  Y2K PROJECT

     The Company's Y2K Project is divided into four major components: technology infrastructure; applications software; third party vendors, suppliers and major customers; and business unit operating equipment. The phases of the Y2K Project that are common to all components include: inventory of date-dependent hardware, software, and operating equipment; assessment of identified items to determine current year 2000 compliance status; repair or replacement of material non-compliant items; testing of material items for compliance; and development of contingency plans for each operating unit.

     The technology infrastructure component and the applications software component, together, comprise all of the Company's hardware and systems software, as well as all electronic interfaces with external parties. The testing phase for these components is divided into two distinct types of testing, each with its own timetable. The initial phase of year 2000 testing is ongoing as hardware and software is remediated, upgraded, or replaced; and upon successful completion of this phase of testing, the application is moved back into the production environment. The second phase of year 2000 testing will occur after the applications have been remediated, upgraded, or replaced, and have been successfully tested and put back into production. At that time, year 2000 compliance testing will be done in a parallel operating environment in which the internal system clock will be set forward in time to cross over the century time boundary. The remediation, upgrade, replacement, and initial testing of all mission critical mainframe hardware and software was approximately 83% complete as of December 31, 1998, with the remaining mission critical applications expected to be completed by the second quarter of 1999. The trans-century compliance testing began during the first quarter of 1999 and is scheduled to be completed by the end of the second quarter of 1999.

     The third party vendors, suppliers and major customers component of the Y2K Project includes the process of identifying and prioritizing critical vendors, suppliers and customers, and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has completed the inventory phase of this component of the Y2K Project and has initiated formal communications with all of the vendors, suppliers, and customers identified as critical to the Company's operations and initiated follow-up inquiries during the fourth quarter of 1998 with any that did not respond to the first communication. Detailed evaluations of the responses for the most critical third parties were initiated during the fourth quarter of 1998.

Based on the data obtained and the detailed evaluations being performed, contingency planning began in the fourth quarter of 1998 and will continue throughout 1999. The Company has no means of ensuring that third parties will be year 2000 ready. The inability of third parties to complete their year 2000 resolution process in a timely manner could materially impact the Company. The Company cannot determine the effect of non-compliance by third parties.

     For the business unit operating equipment component of the Y2K Project, the inventories of each individual operating unit were completed during the third quarter of 1998, and the data has been compiled and summarized by major operating category, including: medical devices and equipment; environmental systems; security systems; telecommunication and office equipment. The Company is utilizing external resources to test critical equipment impacted by the year 2000 problem, retrofit or replace equipment where necessary, and certify year 2000 compliance of all material date-sensitive equipment. The Company estimates that all such remediation and testing will be completed by the third quarter of 1999.

  COSTS

     The Company has, and will continue to, utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the Company's Y2K Project is estimated at approximately $41,000,000 and is being funded through operating cash flows. The total amount expended on the Y2K Project through December 31, 1998 was approximately $11,000,000 ($10,000,000 expensed and $1,000,000 capitalized for new systems and equipment), related to the activities completed to date for all components and phases of the Y2K Project. Of the total remaining Y2K Project costs, $13,000,000 is attributable to the purchase of new hardware, software and operating equipment, which will be capitalized. The remaining $17,000,000 relates to remediation of hardware, software, and operating equipment, and will be expensed as incurred.

  RISKS

     The failure to correct a material year 2000 problem could result in significant disruptions in, or failures of, normal business activities. Due to the general uncertainty inherent in the year 2000 problem, due in part to the uncertainty of the year 2000 readiness of third party vendors, suppliers and customers, the Company is unable to determine at this time if it will be impacted by year 2000 disruptions or failures, or whether the consequences of such year 2000 disruptions or failures will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company believes that, with the completion of all phases of each component of the Y2K Project as scheduled, the possibility of significant disruptions of normal operations should be significantly reduced. However, in the event that the Company fails to complete the remaining phases of any component of the Y2K Project, a possible worst case scenario might be that the Company would be unable to provide uninterrupted service to its patients, invoice customers, or collect payments. In addition, due to the Company's dependence on Medicare and Medicaid revenue sources, disruptions in the processing and payment of Medicare or Medicaid claims could also materially adversely affect the Company. The General Accounting Office has reported that HCFA, which runs Medicare, is behind schedule in taking steps to deal with the year 2000 issue, and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. The Company does not know at this time whether there will in fact be a disruption of Medicare or Medicaid reimbursements and is, therefore, unable to determine the impact on the Company, its operations or cash flows. In addition, the Company could be subject to litigation for equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company is in the process of developing contingency plans for certain critical applications and will continue development of such plans for all other applications throughout 1999. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing.

     The dates on which the Company believes the Y2K Project will be completed are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Project. Specific factors that could cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties, and similar uncertainties.

OPERATING RESULTS

  1998 COMPARED TO 1997

  RESULTS OF OPERATIONS

     Operating results for 1997 included the operations of Pharmacy Corporation of America ("PCA") up until the effective date of the Merger (as discussed herein). Net loss was $31,021,000 for the year ended December 31, 1998, as compared to net income of $58,593,000 for the same period in 1997. Net loss for 1998 included a pre-tax charge of approximately $69,400,000 for workforce reductions, impaired long-lived assets and other unusual items (as discussed herein). In addition, net loss for 1998 included a $1,660,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs associated with the repayment of certain debt instruments, as well as certain bond refundings, and a cumulative effect adjustment of $4,415,000, net of income taxes, related to the adoption of SOP 98-5 (as defined below). Net income for 1997 included a pre-tax charge of $44,000,000 relating to the December 3, 1997 Reorganization (as discussed herein).

     In preparing for the January 1, 1999 implementation of the new Medicare Prospective Payment System ("PPS"), as well as responding to other legislative and regulatory changes, the Company reorganized its therapy operations, analyzed its businesses for impairment issues and implemented new care-delivery and tracking software. These initiatives, among others, resulted in a fourth quarter 1998 pre-tax charge of approximately $69,400,000, including $3,800,000 for workforce reductions, $58,700,000 for asset impairments and $6,900,000 for various other items.

     During the fourth quarter of 1998, the Company reorganized all employed therapy associates into a newly formed subsidiary, Beverly Rehabilitation, Inc. ("Bev Rehab"), in order to create a more consolidated, strategic approach to managing the Company's rehabilitation business under PPS. The Company believes that this reorganization should allow for a more cost-effective and efficient therapy staff. Bev Rehab also may facilitate the development of additional rehabilitation business outside the Company. The Company accrued approximately $2,500,000 related to the termination of 835 therapy associates in conjunction with this reorganization. Substantially all of the terminated therapy associates will receive their severance packages and leave the Company during the first quarter of 1999. In addition, the Company's home care and outpatient therapy units underwent the consolidation and relocation of certain services, including billing and collections, which resulted in a workforce reduction charge of approximately $1,300,000 associated with the termination of 236 associates. Of these 236 associates, 74 associates had been paid and left the Company by December 31, 1998. The Company paid approximately $233,000 to these 74 associates during the year ended December 31, 1998. The remaining 162 terminated home care and outpatient therapy associates will receive their severance packages and leave the Company during the first quarter of 1999.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. SFAS No. 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs to sell, once management has committed the organization to a plan of disposal.

     As previously reported, the Company estimated that the impact of PPS on its 1999 net operating revenues would be a decrease of approximately $70,000,000, as compared to 1998 Medicare Part A revenues, and the additional decrease related to Part B therapy limitations and per beneficiary caps would be approximately $30,000,000. These significant regulatory changes were an indicator to management that the carrying values of certain of its nursing facilities may not be fully recoverable. In addition, there were certain assets that had 1998 operating losses, and anticipated future operating losses, which led management to believe that these assets were impaired. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility and reduced the carrying value to its estimate of fair value, resulting in an impairment charge of approximately $9,000,000. Management calculated the fair values of the impaired facilities by using the present value of estimated future cash flows, or its best estimate of what such facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities the Company has purchased and sold in previous years.

     Also during the fourth quarter of 1998, management identified nine nursing facilities with an aggregate carrying value of approximately $14,000,000 which needed to be replaced in order to increase operating efficiencies, attract additional census or upgrade the nursing home environment. Management committed to a plan to construct new facilities to replace these buildings and reduced the carrying values of these facilities to their estimated salvage values. These assets are included in the total assets of the Company's Beverly Healthcare segment. In addition, management committed to a plan to dispose of 24 home care centers and nine outpatient clinics which had 1998 and expected future period operating losses. These businesses had an aggregate carrying value of approximately $16,500,000 and were written down to their fair value less costs to sell. These assets generated pre-tax losses for the Company of approximately $5,100,000 during the year ended December 31, 1998. Substantially all of these assets were purchased during 1998. The Company expects to dispose of these assets during 1999. These assets are included in the total assets of the Company's Beverly Care Alliance segment. The Company incurred a charge of approximately $30,300,000 related to these replacements, closings and planned disposals. These assets are included in the consolidated balance sheet captions "Property and equipment, net" and "Goodwill, net."

     In addition to the workforce reduction and the SFAS No. 121 charges, the Company recorded a fourth quarter 1998 impairment charge for other long-lived assets of approximately $19,400,000 primarily related to the write-off of software and software development costs. In conjunction with the implementation of business process changes, and the need for enhanced data-gathering and reporting required to operate effectively under PPS, the Company installed new clinical software in each of its nursing homes during late-1998, which made obsolete the previously employed software. In addition, certain of the Company's other ongoing software development projects were abandoned or written down due to obsolescence, feasibility or cost recovery issues.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Prior to 1998, the Company capitalized start-up costs in connection with the opening of new facilities and businesses. The Company adopted the provisions of SOP 98-5 in its financial statements for the year ended December 31, 1998. The effect of adopting SOP 98-5 was to decrease the Company's pre-tax loss from continuing operations in 1998 by approximately $1,000,000 and to record a charge for the cumulative effect of an accounting change, as of January 1, 1998, of $4,415,000, net of income taxes, or $0.04 per share, to expense costs that had previously been capitalized.

  INCOME TAXES

     The Company had an annual effective tax rate of 51% for the year ended December 31, 1998, compared to an annual effective tax rate of 46% for the same period in 1997. The annual effective tax rate in 1998 was different than the federal statutory rate primarily due to the impact of the sale of American Transitional Hospitals, Inc. ("ATH"), the benefit of certain tax credits and the pre-tax charge of $69,400,000 (as discussed above) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. The annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of nondeductible transaction costs associated with the Reorganization. At December 31, 1998, the Company had federal net operating loss carryforwards of $50,989,000 for income tax purposes which expire in 2018. At December 31, 1998, the Company had general business tax credit carryforwards of $5,270,000 for income tax purposes which expire in years 2008 through 2014. For financial reporting purposes, the federal net operating loss carryforwards and the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods.

  NET OPERATING REVENUES

     The Company reported net operating revenues of $2,812,232,000 during the year ended December 31, 1998 compared to $3,217,099,000 for the same period in 1997. Approximately 90% and 80% of the Company's total net operating revenues for the years ended December 31, 1998 and 1997, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The decrease in net operating revenues of approximately $404,900,000 for the year ended December 31, 1998, as compared to the same period in 1997, consists of the following: a decrease of approximately $599,900,000 due to the disposition of, or lease terminations on, 26 nursing facilities and ATH in 1998 and 68 nursing facilities and PCA in 1997; partially offset by an increase of approximately $155,100,000 due to the acquisitions of nursing facilities and outpatient, home care and hospice businesses during 1998 and 1997; and an increase of approximately $39,900,000 due to facilities which the Company operated during each of the years ended December 31, 1998 and 1997 ("same facility operations").

     The decrease in net operating revenues of approximately $599,900,000 for 1998, as compared to the same period in 1997, resulting from dispositions and lease terminations that occurred during the years ended December 31, 1998 and 1997 are described below. During the year ended December 31, 1998, the Company sold or terminated the leases on 26 nursing facilities (3,203 beds) and certain other assets for cash proceeds of approximately $52,500,000 (approximately $35,600,000 of which was included in accounts receivable-nonpatient at December 31, 1998), notes receivable of approximately $21,300,000, assumed debt of approximately $4,600,000 and closing and other costs of approximately $2,300,000. The Company did not operate seven of these nursing facilities (893 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax gains, which were included in net operating revenues, during the year ended December 31, 1998 of approximately $17,900,000 as a result of these dispositions. During the year ended December 31, 1997, the Company sold or terminated the leases on 68 nursing facilities (8,314 beds) and certain other assets for cash proceeds of approximately $146,800,000. The Company recognized net pre-tax gains, which were included in net operating revenues, during the year ended December 31, 1997 of approximately $19,900,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     In June 1998, the Company completed the sale of its ATH subsidiary to Select Medical Corporation for cash of approximately $65,300,000 and assumed debt of approximately $2,400,000. Prior to the sale, ATH operated 15 transitional hospitals (743 beds) in eight states which addressed the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The Company recognized a pre-tax gain, which was included in net operating revenues, of approximately $16,000,000 during the year ended December 31, 1998 as a result of this disposition. The operations of ATH were immaterial to the Company's consolidated financial position and results of operations.

     On December 3, 1997, the Company completed the merger of PCA with Capstone Pharmacy Services, Inc. (the "Merger"). As a result of the Merger, the Company received approximately $281,000,000 of cash as partial repayment for PCA's intercompany debt, with a charge to the Company's retained earnings of approximately $45,100,000 for the remaining intercompany balance which was not repaid. Pursuant to the Reorganization, each of the Company's stockholders of record at the close of business on December 3, 1997 received .4551 shares of PharMerica, Inc.'s common stock for each share of the Company's Common Stock held. The conversion ratio was based on a total of 109,873,230 outstanding shares of the Company's Common Stock at the close of business on December 3, 1997 divided into the 50,000,000 shares issued by PharMerica, Inc.

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

     At the date of the Merger, PCA had total assets of approximately $489,200,000, total liabilities of approximately $368,000,000 and total stockholder's equity of approximately $121,200,000. Total net operating revenues for PCA for the years ended December 31, 1997 and 1996 were approximately $564,200,000 and $516,400,000, respectively. Total net operating revenues for PCA for the year ended December 31, 1997 represent the operations of PCA prior to the Merger.

     The increase in net operating revenues of approximately $155,100,000 for 1998, as compared to the same period in 1997, resulting from acquisitions which occurred during the years ended December 31, 1998 and 1997 are described below. During the year ended December 31, 1998, the Company purchased 111 outpatient clinics, 50 home care centers, eight nursing facilities (823 beds), one assisted living center (48 units), two previously leased nursing facilities (228 beds) and certain other assets for cash of approximately $163,200,000, acquired debt of approximately $8,000,000 and closing and other costs of approximately $7,000,000. During the year ended December 31, 1997, the Company purchased six previously leased nursing facilities (758 beds) and certain other assets including, among other things, 14 institutional pharmacies and 40 outpatient clinics, for cash of approximately $60,800,000 and closing and other costs of approximately $9,500,000. The acquisitions of such facilities and certain other assets were accounted for as purchases. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     The increase in net operating revenues of approximately $39,900,000 for same facility operations for the year ended December 31, 1998, as compared to the same period in 1997, was due to the following: approximately $92,300,000 due to increases in room and board rates and approximately $6,100,000 due to various other items; partially offset by approximately $30,400,000 decrease in ancillary revenues due to a decline in the Company's Medicare census and, to a lesser extent, as a result of hiring therapists on staff as opposed to contracting for their services; approximately $19,900,000 due to a decrease in same facility occupancy to 89.3% for the year ended December 31, 1998, as compared to 90.1% for the same period in 1997; and approximately $8,200,000 due to a shift in the Company's patient mix. The Company's Medicare, private and Medicaid census for same facility operations was 10%, 20% and 69%, respectively, for the year ended December 31, 1998, as compared to 12%, 19% and 68%, respectively, for the same period in 1997.

  OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $2,633,135,000 during the year ended December 31, 1998 compared to $2,888,021,000 for the same period in 1997. The decrease of approximately $254,900,000 consists of the following: a decrease of approximately $534,700,000 due to dispositions; partially offset by an increase of approximately $141,400,000 due to acquisitions; and an increase of approximately $138,400,000 due to same facility operations. (See above for a discussion of dispositions and acquisitions).

     The increase in operating and administrative expenses of approximately $138,400,000 for same facility operations for the year ended December 31, 1998, as compared to the same period in 1997, was due to the following: approximately $66,500,000 due to an increase in the provision for insurance and related items; approximately $61,400,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately $32,900,000 due to increases in purchased ancillary products, nursing supplies and other variable costs; and approximately $13,300,000 due to various other items. These increases in operating and administrative expenses were partially offset by approximately $35,700,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

     On December 31, 1998, Beverly Indemnity, Ltd., a wholly-owned subsidiary of the Company, completed a risk transfer of substantially all of its pre-May 1998 auto liability, general liability and workers' compensation claims liability to a third party insurer effected through a loss portfolio transfer valued as of December 31, 1998. In exchange for a premium of approximately $116,000,000 (paid primarily from restricted cash and investments), the Company acquired reinsurance of approximately $180,000,000 to insure such auto liability, general liability and workers' compensation losses. In addition, in exchange for a premium of approximately $4,000,000, the Company acquired excess coverage of approximately $20,000,000 for general liability losses. Based upon estimates and analyses by its outside actuaries, the Company believes that the risk of such liabilities exceeding the aggregate limit is remote, although there can be no assurance that such liabilities will not exceed the aggregate limit. The Company's provision for insurance and related items increased approximately $82,200,000 during the fourth quarter of 1998 primarily as a result of this transaction.

  INTEREST EXPENSE, NET

     Net interest expense decreased approximately $14,300,000 to $55,230,000 for the year ended December 31, 1998, as compared to $69,512,000 for the same period in 1997 primarily due to the conversion of the Company's 5 1/2% convertible subordinated debentures to Common Stock in the third quarter of 1997, as well as the repayments of the Company's 7 5/8% convertible subordinated debentures, the 8 3/4% Notes and certain other notes and mortgages during the fourth quarter of 1997 with the proceeds from the PCA transaction.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased approximately $13,300,000 to $93,722,000 for the year ended December 31, 1998, as compared to $107,060,000 for the same period in 1997. Such decrease was affected by the following: approximately $25,900,000 decrease due to the dispositions of, or lease terminations on, certain nursing facilities, ATH and PCA; partially offset by an increase of approximately $12,600,000 due to acquisitions, as well as capital additions and improvements.

  NEW ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is required to be adopted by the Company in the first quarter of 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company does not expect the adoption of SOP 98-1 to have a material effect on its consolidated financial position or results of operations.

  1997 COMPARED TO 1996

  RESULTS OF OPERATIONS

     Operating results for 1997 included the operations of PCA up until the effective date of the Merger (as discussed above). Net income was $58,593,000 for the year ended December 31, 1997, as compared to net income of $50,300,000 for the same period in 1996. Net income for 1997 included a pre-tax charge of $44,000,000 relating to the December 3, 1997 Reorganization (as discussed above). Net income for 1996 included a $1,726,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs related to certain refinanced debt.

  INCOME TAXES

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

  NET OPERATING REVENUES

     The Company reported net operating revenues of $3,217,099,000 during the year ended December 31, 1997 compared to $3,267,189,000 for the same period in 1996. Approximately 80% and 82% of the Company's total net operating revenues for the years ended December 31, 1997 and 1996, respectively, were derived from services provided by the Company's Beverly Healthcare segment. Approximately 15% and 13% of the Company's total net operating revenues for the years ended December 31, 1997 and 1996, respectively, were derived from services provided by the Company's PCA segment. The decrease in net operating revenues of approximately $50,100,000 for the year ended December 31, 1997, as compared to the same period in 1996, consists of the following: a decrease of approximately $246,500,000 due to the disposition of, or lease terminations on, 68 nursing facilities in 1997 and 83 nursing facilities and MedView in 1996; partially offset by an increase of approximately $100,300,000 due to facilities which the Company operated during each of the years ended December 31, 1997 and 1996 ("same facility operations"); an increase of approximately $57,800,000 due to the acquisitions of nursing facilities, outpatient and hospice businesses during 1997 and 1996; and an increase of approximately $38,300,000 due to the operations of PCA.

     The decrease in net operating revenues of approximately $246,500,000 for 1997, as compared to the same period in 1996, resulting from dispositions and lease terminations that occurred during the year ended December 31, 1996 are described below. (See above for discussion of 1997 dispositions). During the year ended December 31, 1996, the Company sold or terminated the leases on 83 nursing facilities (5,230 beds) and certain other assets for cash proceeds of approximately $36,700,000 and approximately $4,200,000 of notes receivable. The Company recognized net pre-tax gains, which were included in net operating revenues, during the year ended December 31, 1996 of approximately $6,300,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     In November 1996, the Company sold its MedView unit for cash of approximately $89,700,000 (approximately $2,200,000 of which was included in accounts receivable-nonpatient at December 31, 1996). Prior to the sale, MedView provided a full range of managed care services to the workers' compensation market. It also offered case management and injury reporting and tracking services. The Company recognized a pre-tax gain, which was included in net operating revenues, of approximately $14,700,000 during the year ended December 31, 1996 as a result of this disposition. The operations of MedView were immaterial to the Company's consolidated financial position and results of operations.

     The increase in net operating revenues of approximately $100,300,000 for same facility operations for the year ended December 31, 1997, as compared to the same period in 1996, was due to the following: approximately $103,200,000 due to increases in room and board rates and approximately $11,800,000 due primarily to increases in ancillary revenues and various other items. These increases in net operating revenues were partially offset by approximately $9,300,000 due to a decrease in same facility occupancy to 89.8% for the year ended December 31, 1997, as compared to 90.3% for the same period in 1996 and approximately $5,400,000 due to one less calendar day for the year ended December 31, 1997, as compared to the same period in 1996.

     The increase in net operating revenues of approximately $57,800,000 for 1997, as compared to the same period in 1996, resulting from acquisitions which occurred during the year ended December 31, 1996 are described below. (See above for discussion of 1997 acquisitions). During the year ended December 31, 1996, the Company acquired 22 nursing facilities (2,138 beds) (15 of such facilities (1,747 beds) were previously leased), one previously managed nursing facility (180 beds) and certain other assets including, among other things, pharmacy, hospice and outpatient businesses, for cash of approximately $80,800,000, acquired debt of approximately $7,500,000, closing and other costs of approximately $7,000,000, reduction in receivables of approximately $4,800,000 and security and other deposits of approximately $1,900,000. The Company did not operate three of these nursing facilities which had been subleased to other nursing home operators in prior year transactions. The acquisitions of these facilities and certain other assets were accounted for as purchases. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

  OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $2,888,021,000 during the year ended December 31, 1997 compared to $2,958,942,000 for the same period in 1996. The decrease of approximately $70,900,000 consists of the following: a decrease of approximately $215,900,000 due to dispositions; partially offset by an increase of approximately $77,600,000 due to same facility operations; an increase of approximately $51,500,000 due to acquisitions; and an increase of approximately $15,900,000 due to the operations of PCA. (See above for a discussion of dispositions and acquisitions).

     The increase in operating and administrative expenses of approximately $77,600,000 for same facility operations for the year ended December 31, 1997, as compared to the same period in 1996, was due to the following: approximately $66,000,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $18,200,000 due primarily to increases in purchased ancillary products; approximately $14,300,000 due to increases in nursing supplies and other variable costs; and approximately $7,800,000 due to various other items. These increases in operating and administrative expenses were partially offset by approximately $20,700,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services and approximately $8,000,000 due to a decrease in insurance-related expenses primarily due to a reduction in loss payments for the Company's workers' compensation claims liability.

  INTEREST EXPENSE, NET

     Net interest expense decreased approximately $7,800,000 to $69,512,000 for the year ended December 31, 1997, as compared to $77,272,000 for the same period in 1996 primarily due to repayments of the term loan and revolver borrowings under the Company's 1994 Credit Agreement, the term loan under the Company's 1992 Credit Facility and the Nippon Term Loan during late 1996 with the proceeds from a new credit facility, as well as the redemption of the Company's 5 1/2% convertible subordinated debentures in the third quarter of 1997 and the debt repayments made during the fourth quarter of 1997 with the proceeds from the Merger (as discussed above).

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased approximately $1,600,000 to $107,060,000 for the year ended December 31, 1997, as compared to $105,468,000 for the same period in 1996. Such increase was affected by the following: approximately $9,900,000 increase primarily due to capital additions and improvements, as well as acquisitions; partially offset by a decrease of approximately $8,300,000 related to the disposition of, or lease terminations on, certain nursing facilities and MedView.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had approximately $17,300,000 in cash and cash equivalents and net working capital of approximately $338,800,000. The Company anticipates that approximately $4,000,000 of its existing cash at December 31, 1998, while not legally restricted, will be utilized primarily to fund certain workers' compensation and general liability claims and expenses, and the Company does not expect to use such cash for other purposes. The Company had approximately $93,800,000 of unused commitments under its Revolver/Letter of Credit Facility as of December 31, 1998.

     Net cash provided by operating activities for the year ended December 31, 1998 decreased approximately $137,400,000 to $6,800,000 as compared to $144,200,000 for 1997, primarily due to an increase in accounts receivable-patient. This increase was primarily the result of changes in certain Medicare documentation requirements which has lengthened the billing period for these and other related receivables. Net cash used for investing activities and net cash provided by financing activities were approximately $230,600,000 and $135,800,000, respectively, for the year ended December 31, 1998. The Company received net cash proceeds of approximately $82,100,000 from the dispositions of facilities and other assets and approximately $9,500,000 from the issuance of long-term obligations. Such net cash proceeds, along with cash generated from operations, net borrowings of approximately $251,000,000 under its Revolver/Letter of Credit Facility and cash on hand, were used to fund acquisitions of approximately $163,000,000, to fund capital expenditures totaling approximately $150,500,000, to repay approximately $70,900,000 of long-term obligations and to repurchase shares of Common Stock for approximately $56,800,000.

     During 1998, the Company entered into promissory notes totaling approximately $9,500,000 in conjunction with the construction or renovation of certain nursing facilities. Such debt instruments bear interest at rates ranging from 7.29% to 8.75%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

     The Company has a $125,000,000 financing arrangement available for the construction of certain facilities. The Company will lease the facilities, under operating leases with the creditor, upon completion of construction. The Company will have the option to purchase these facilities at the end of the initial lease terms. Total construction advances under the financing arrangement as of December 31, 1998 were approximately $54,000,000.

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

     The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $27,800,000, to make normal recurring capital additions and improvements of approximately $102,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending December 31, 1999.

     Any settlement of the federal government investigation could result in a substantial additional liability for the Company. The timing and amount of such ultimate liability cannot, at this time, be reasonably estimated; however, it is possible that the ultimate resolution of this investigation could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. See "Item 3. Legal Proceedings."

     As of December 31, 1998, the Company had total indebtedness of approximately $906,000,000 and total stockholders' equity of approximately $776,200,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk because it utilizes financial instruments. The market risks inherent in these instruments are represented by the potential loss due to adverse changes in the general level of U.S. interest rates. The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rates for debt and notes receivable. The following table provides information regarding the Company's market sensitive financial instruments and constitutes a forward-looking statement.

                                                                                                    FAIR VALUE
                                                                                                    JANUARY 1,
EXPECTED MATURITY DATES   1999      2000       2001      2002      2003     THEREAFTER    TOTAL        1999
-----------------------  -------   -------   --------   -------   -------   ----------   --------   ----------
                                                        (DOLLARS IN THOUSANDS)
Total long-term obligations:
  Fixed Rate...........  $27,129   $28,867   $ 23,851   $21,561   $28,491    $430,181    $560,080    $585,394
  Average Interest
    Rate...............     8.32%     8.21%      8.39%     8.16%     8.42%       8.85%
  Variable Rate........  $   644   $40,657   $266,775   $23,799   $   920    $ 13,168    $345,963    $344,060
  Average Interest
    Rate...............     5.91%     5.58%      6.07%     5.61%     5.86%       5.81%
Total notes receivable:
  Fixed Rate...........  $20,616   $12,257   $  5,728   $   425   $ 3,724    $    890    $ 43,640    $ 43,600
  Average Interest
    Rate...............     9.53%    10.07%     10.73%     9.50%     9.13%      10.28%
  Variable Rate........  $    42   $    51   $     53   $    59   $    64    $    933    $  1,202    $  1,300
  Average Interest
    Rate...............     8.75%     8.75%      8.75%     8.75%     8.75%       8.75%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   31
Consolidated Balance Sheets.................................   32
Consolidated Statements of Operations.......................   33
Consolidated Statements of Stockholders' Equity.............   34
Consolidated Statements of Cash Flows.......................   35
Notes to Consolidated Financial Statements..................   36
Supplementary Data (Unaudited) -- Quarterly Financial
  Data......................................................   58

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beverly Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     /s/ ERNST & YOUNG LLP

Little Rock, Arkansas
February 3, 1999

                           BEVERLY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $   17,278   $  105,230
  Accounts receivable -- patient, less allowance for
     doubtful accounts:
     1998 -- $21,764; 1997 -- $17,879.......................     463,822      384,833
  Accounts receivable -- nonpatient, less allowance for
     doubtful accounts:
     1998 -- $441; 1997 -- $626.............................      85,585       14,400
  Notes receivable..........................................      21,075        4,409
  Operating supplies........................................      32,133       30,439
  Deferred income taxes.....................................      56,512       27,304
  Prepaid expenses and other................................      19,565       59,703
                                                              ----------   ----------
          Total current assets..............................     695,970      626,318
Property and equipment, net.................................   1,120,315    1,158,329
Other assets:
  Notes receivable, less allowance for doubtful notes:
     1998 -- $2,921; 1997 -- $2,917.........................      21,263       20,564
  Designated and restricted funds...........................       4,029       64,233
  Goodwill, net.............................................     217,066       99,280
  Other, net................................................     101,868      104,745
                                                              ----------   ----------
          Total other assets................................     344,226      288,822
                                                              ----------   ----------
                                                              $2,160,511   $2,073,469
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   85,533   $   75,791
  Accrued wages and related liabilities.....................      96,092      123,146
  Accrued interest..........................................      12,783       15,108
  Other accrued liabilities.................................     134,975       98,421
  Current portion of long-term obligations..................      27,773       31,551
                                                              ----------   ----------
          Total current liabilities.........................     357,156      344,017
Long-term obligations.......................................     878,270      686,941
Deferred income taxes payable...............................     114,962      111,388
Other liabilities and deferred items........................      33,917       68,618
Commitments and contingencies
Stockholders' equity:
  Preferred stock, shares authorized: 25,000,000............          --           --
  Common stock, shares issued: 1998 -- 110,275,714; 1997 --
     109,890,205............................................      11,028       10,989
  Additional paid-in capital................................     876,383      874,335
  Retained earnings (deficit)...............................      (4,782)      26,239
  Accumulated other comprehensive income....................         760        1,332
  Treasury stock, at cost: 1998 -- 7,886,800 shares;
     1997 -- 4,000,000 shares...............................    (107,183)     (50,390)
                                                              ----------   ----------
          Total stockholders' equity........................     776,206      862,505
                                                              ----------   ----------
                                                              $2,160,511   $2,073,469
                                                              ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Net operating revenues...................................  $2,812,232   $3,217,099   $3,267,189
Interest income..........................................      10,708       13,201       13,839
                                                           ----------   ----------   ----------
          Total revenues.................................   2,822,940    3,230,300    3,281,028
Costs and expenses:
  Operating and administrative:
     Wages and related...................................   1,664,741    1,713,224    1,749,855
     Provision for insurance and related items...........     154,267       87,780       95,807
     Other...............................................     814,127    1,087,017    1,113,280
  Interest...............................................      65,938       82,713       91,111
  Depreciation and amortization..........................      93,722      107,060      105,468
  Workforce reductions, asset impairments, transaction
     costs and other unusual items.......................      69,443       44,000           --
  Year 2000 remediation..................................       9,719           --           --
  Investigation costs....................................       1,865           --           --
                                                           ----------   ----------   ----------
          Total costs and expenses.......................   2,873,822    3,121,794    3,155,521
                                                           ----------   ----------   ----------
Income (loss) before provision for (benefit from) income
  taxes, extraordinary charge and cumulative effect of
  change in accounting for start-up costs................     (50,882)     108,506      125,507
Provision for (benefit from) income taxes................     (25,936)      49,913       73,481
                                                           ----------   ----------   ----------
Income (loss) before extraordinary charge and cumulative
  effect of change in accounting for start-up costs......     (24,946)      58,593       52,026
Extraordinary charge, net of income tax benefit of $1,057
  in 1998 and $1,099 in 1996.............................      (1,660)          --       (1,726)
Cumulative effect of change in accounting for start-up
  costs, net of income tax benefit of $2,811.............      (4,415)          --           --
                                                           ----------   ----------   ----------
Net income (loss)........................................  $  (31,021)  $   58,593   $   50,300
                                                           ==========   ==========   ==========
Income (loss) per share of common stock:
  Basic:
     Before extraordinary charge and cumulative effect of
       change in accounting for start-up costs...........  $     (.24)  $      .57   $      .53
     Extraordinary charge................................        (.02)          --         (.02)
     Cumulative effect of change in accounting for
       start-up costs....................................        (.04)          --           --
                                                           ----------   ----------   ----------
     Net income (loss)...................................  $     (.30)  $      .57   $      .51
                                                           ==========   ==========   ==========
     Shares used to compute per share amounts............     103,762      102,060       98,574
                                                           ==========   ==========   ==========
  Diluted:
     Before extraordinary charge and cumulative effect of
       change in accounting for start-up costs...........  $     (.24)  $      .57   $      .50
     Extraordinary charge................................        (.02)          --         (.01)
     Cumulative effect of change in accounting for
       start-up costs....................................        (.04)          --           --
                                                           ----------   ----------   ----------
     Net income (loss)...................................  $     (.30)  $      .57   $      .49
                                                           ==========   ==========   ==========
     Shares used to compute per share amounts............     103,762      103,422      110,726
                                                           ==========   ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                      ACCUMULATED
                                                            ADDITIONAL   RETAINED        OTHER
                                      PREFERRED   COMMON     PAID-IN     EARNINGS    COMPREHENSIVE   TREASURY
                                        STOCK      STOCK     CAPITAL     (DEFICIT)      INCOME         STOCK       TOTAL
                                      ---------   -------   ----------   ---------   -------------   ---------   ---------
Balances at January 1, 1996.........   $    --    $10,262    $766,549    $  83,657    $        --    $ (40,135)  $ 820,333
  Employee stock transactions,
    net.............................        --       181        8,123           --             --           --       8,304
  Purchase of 1,451,200 shares of
    common stock for treasury.......        --        --           --           --             --      (17,842)    (17,842)
  Net income and total comprehensive
    income..........................        --        --           --       50,300             --           --      50,300
                                       -------    -------    --------    ---------    -----------    ---------   ---------
Balances at December 31, 1996.......        --    10,443      774,672      133,957             --      (57,977)    861,095
  Employee stock transactions,
    net.............................        --        54       21,314           --             --           --      21,368
  Purchase of 4,850,700 shares of
    common stock for treasury.......        --        --           --           --             --      (62,729)    (62,729)
  Cancellation and retirement of
    6,274,108 shares of common stock
    held in treasury................        --      (627)     (69,689)          --             --       70,316          --
  Disposition of PCA................        --        --           --     (121,230)            --           --    (121,230)
  Forgiveness of PCA intercompany
    balance.........................        --        --           --      (45,081)            --           --     (45,081)
  Conversion of 5 1/2% Debentures
    into common stock...............        --     1,119      147,991           --             --           --     149,110
  Conversion of 7 5/8% Debentures
    into common stock...............        --        --           47           --             --           --          47
  Comprehensive income:
    Unrealized gains on securities,
      net of income taxes of $896...        --        --           --           --          1,332           --       1,332
    Net income......................        --        --           --       58,593             --           --      58,593
                                                                                                                 ---------
  Total comprehensive income........        --        --           --           --             --           --      59,925
                                       -------    -------    --------    ---------    -----------    ---------   ---------
Balances at December 31, 1997.......        --    10,989      874,335       26,239          1,332      (50,390)    862,505
  Employee stock transactions,
    net.............................        --        39        2,048           --             --           --       2,087
  Purchase of 3,886,800 shares of
    common stock for treasury.......        --        --           --           --             --      (51,120)    (51,120)
  Settlement of amounts due from
    1997 purchase of 4,000,000
    shares of common stock for
    treasury........................        --        --           --           --             --       (5,673)     (5,673)
  Comprehensive income (loss):
    Unrealized gains on securities,
      net of income taxes of $795...        --        --           --           --          1,183           --       1,183
    Adjustment to unrealized gains
      on securities, net of income
      tax benefit of $1,180.........        --        --           --           --         (1,755)          --      (1,755)
    Net loss........................        --        --           --      (31,021)            --           --     (31,021)
                                                                                                                 ---------
  Total comprehensive loss..........        --        --           --           --             --           --     (31,593)
                                       -------    -------    --------    ---------    -----------    ---------   ---------
Balances at December 31, 1998.......   $    --    $11,028    $876,383    $  (4,782)   $       760    $(107,183)  $ 776,206
                                       =======    =======    ========    =========    ===========    =========   =========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $   (31,021)  $    58,593   $    50,300
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................       93,722       107,060       105,468
    Provision for reserves on patient, notes and other
      receivables, net......................................       25,249        34,341        28,544
    Amortization of deferred financing costs................        2,336         3,163         3,210
    Workforce reductions, asset impairments, transaction
      costs and other unusual items.........................       69,443        44,000            --
    Extraordinary charge....................................        2,717            --         2,825
    Cumulative effect of change in accounting for start-up
      costs.................................................        7,226            --            --
    Gains on dispositions of facilities and other assets,
      net...................................................      (33,853)      (19,901)      (20,951)
    Deferred taxes..........................................      (28,105)       20,247        33,765
    Insurance related accounts..............................       39,587       (25,432)      (22,336)
    Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
      Accounts receivable --  patient.......................     (132,199)      (46,639)      (25,851)
      Operating supplies....................................       (1,239)       (3,911)        3,226
      Prepaid expenses and other receivables................          240       (18,749)          771
      Accounts payable and other accrued expenses...........       24,945         3,377       (53,029)
      Income taxes payable..................................      (27,729)       (7,305)       26,711
      Other, net............................................       (4,530)       (4,640)          527
                                                              -----------   -----------   -----------
         Total adjustments..................................       37,810        85,611        82,880
                                                              -----------   -----------   -----------
         Net cash provided by operating activities..........        6,789       144,204       133,180
Cash flows from investing activities:
  Capital expenditures......................................     (150,451)     (133,087)     (136,442)
  Payments for acquisitions, net of cash acquired...........     (162,969)      (61,567)      (80,981)
  Proceeds from dispositions of facilities and other
    assets..................................................       82,119       421,412       121,660
  Collections on notes receivable and REMIC investment......        6,089        32,273        12,809
  Other, net................................................       (5,374)      (28,178)       (8,547)
                                                              -----------   -----------   -----------
         Net cash provided by (used for) investing
           activities.......................................     (230,586)      230,853       (91,501)
Cash flows from financing activities:
  Revolver borrowings.......................................    1,328,000     1,604,000     1,308,000
  Repayments of Revolver borrowings.........................   (1,077,000)   (1,745,000)   (1,230,000)
  Proceeds from issuance of long-term obligations...........        9,495        31,137       228,862
  Repayments of long-term obligations.......................      (70,878)     (166,369)     (318,447)
  Purchase of common stock for treasury.....................      (56,793)      (65,126)      (15,445)
  Proceeds from exercise of stock options...................        3,092         5,401         3,620
  Deferred financing costs..................................         (730)       (1,251)       (7,560)
  Dividends paid on preferred stock.........................           --            --          (688)
  Proceeds from designated funds, net.......................          659        (2,380)        3,437
                                                              -----------   -----------   -----------
         Net cash provided by (used for) financing
           activities.......................................      135,845      (339,588)      (28,221)
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........      (87,952)       35,469        13,458
Cash and cash equivalents at beginning of year..............      105,230        69,761        56,303
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $    17,278   $   105,230   $    69,761
                                                              ===========   ===========   ===========
Supplemental schedule of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $    65,927   $    81,411   $    81,193
    Income taxes (net of refunds)...........................       26,030        36,971        11,906

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     Beverly Enterprises, Inc. (formerly known as New Beverly Holdings, Inc.), which was incorporated on April 15, 1997 ("New Beverly"), is the successor to the former Beverly Enterprises, Inc., which was incorporated on February 27, 1987 ("Old Beverly"), as the result of a tax-free reorganization completed December 3, 1997 (the "Reorganization") in order to facilitate the merger of Pharmacy Corporation of America ("PCA") with Capstone Pharmacy Services, Inc. ("Capstone") (the "Merger"). References to Beverly Enterprises, Inc., or the Company, prior to December 3, 1997 means the predecessor corporation, Old Beverly. References to Beverly Enterprises, Inc., or the Company, on or after December 3, 1997 means New Beverly, and New Beverly is treated for accounting purposes as the continuing reporting entity with respect to the historical and future operations of the Company. See Note 3 for additional information.

     The Company provides healthcare services in 33 states and the District of Columbia. Its operations include nursing facilities, rehabilitation therapy services, assisted living centers, home care centers and outpatient clinics. In addition, prior to June 30, 1998, the Company operated acute long-term transitional hospitals and, prior to the Merger, institutional and mail service pharmacies. The consolidated financial statements of the Company include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

  Intangible Assets

     Goodwill (stated at cost less accumulated amortization of $25,547,000 in 1998 and $21,610,000 in 1997) is being amortized over 40 years using the straight-line method. Operating and leasehold rights and licenses, which are included in the consolidated balance sheet caption "Other, net," (stated at cost less accumulated amortization of $18,307,000 in 1998 and $17,442,000 in 1997) are being amortized over the lives of the related assets (principally 40 years) and leases (principally 10 to 15 years), using the straight-line method.

     On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such shortfall. As of December 31, 1998, the Company does not believe there is any indication that the carrying value or the amortization period of its intangibles needs to be adjusted; however, certain adjustments were made to the carrying value of the Company's intangibles during 1998. See Note 2.

  Impairment of Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In accordance with SFAS No. 121, the Company assesses the need for an impairment write-down when such indicators of impairment are present. See Note 2.

  Insurance

     On December 31, 1998, Beverly Indemnity, Ltd., a wholly-owned subsidiary of the Company, completed a risk transfer of substantially all of its pre-May 1998 auto liability, general liability and workers' compensation claims liability to a third party insurer effected through a loss portfolio transfer ("LPT") valued as of December 31, 1998. In exchange for a premium of approximately $116,000,000 (paid primarily from restricted cash and investments), the Company acquired reinsurance of approximately $180,000,000 to insure such auto liability, general liability and workers' compensation losses. In addition, in exchange for a premium of approximately $4,000,000, the Company acquired excess coverage of approximately $20,000,000 for general liability losses. Based upon estimates and analyses by its outside actuaries, the Company believes that the risk of such liabilities exceeding the aggregate limit is remote, although there can be no assurance that such liabilities will not exceed the aggregate limit. The Company's provision for insurance and related items increased approximately $82,200,000 during the fourth quarter of 1998 primarily as a result of this transaction.

     Prior to the LPT, and for periods not covered by the LPT, the Company insures the majority of its auto liability, general liability and workers' compensation risks through insurance policies with third parties, some of which are subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd. The liabilities for estimated incurred losses not covered by third party insurance are discounted at 10% to their present value based on expected loss payment patterns determined by independent actuaries. Had the discount rate been reduced by one-half of a percentage point, the Company would have incurred a pre-tax charge of approximately $200,000 for the year ended December 31, 1998. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

                                                               1998      1997
                                                              -------   -------
Accrued wages and related liabilities.......................  $    --   $28,484
Other accrued liabilities...................................       --     6,874
Other liabilities and deferred items........................   18,151    50,366
                                                              -------   -------
                                                              $18,151   $85,724
                                                              =======   =======

     On an undiscounted basis, the total insurance liabilities as of December 31, 1998 and 1997 were $22,800,000 and $111,200,000, respectively. As of
December 31, 1998, the Company had deposited approximately $1,600,000 in funds (the "Beverly Indemnity funds") that are restricted for the payment of insured claims. In addition, the Company anticipates that approximately $4,000,000 of its existing cash at

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
December 31, 1998, while not legally restricted, will be utilized primarily to fund certain workers' compensation and general liability claims and expenses, and the Company does not expect to use such cash for other purposes.

     During 1998, the Company purchased traditional indemnity insurance coverage for its 1998 workers' compensation and auto liabilities. During 1997, the Company transferred a portion of its liabilities for workers' compensation and general liability related to certain of its sold nursing facilities to a third-party indemnity insurance company and purchased traditional indemnity insurance coverage for its 1997 workers' compensation and auto liabilities.

  Stock Based Awards

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair value on the date of grant. The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for its stock option grants which are issued at market value on the date of grant. See Note 7 for the pro forma effects on the Company's reported net income (loss) and diluted earnings per share assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS No. 123.

  Revenues

     The Company's revenues are derived primarily from providing long-term healthcare services. Approximately 74%, 74% and 75% of the Company's net operating revenues for 1998, 1997 and 1996, respectively, were derived from funds under federal and state medical assistance programs, and approximately 62% and 68% of the Company's net patient accounts receivable at December 31, 1998 and 1997, respectively, are due from such programs. The Company accrues for revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement. Changes in estimates related to third party receivables resulted in the recording of approximately $10,900,000, $8,900,000 and $10,900,000 of net operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations; however, as disclosed in
Note 6, the Company is the subject of an investigation involving allegations of potential wrongdoing. Compliance with such laws and regulations is subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

  Concentration of Credit Risk

     The Company has significant accounts receivable, notes receivable and other assets whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicaid and Medicare. These receivables and other assets represent the only concentration of credit risk for the Company.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an adequate provision has been made for the possibility of these receivables and other assets proving uncollectible and continually monitors and adjusts these allowances as necessary.

  Income Taxes

     The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

  Earnings per Share

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented to conform with the requirements of SFAS No. 128.

     The following table sets forth the computation of basic and diluted income
(loss) per share for the years ended December 31 (in thousands):

                                                         1998       1997       1996
                                                       --------   --------   --------
NUMERATOR:
  Numerator for basic income (loss) per share from
     continuing operations...........................  $(24,946)  $ 58,593   $ 52,026
  Effect of dilutive securities:
     5 1/2% Debentures, net of income taxes..........        --         --      3,420
                                                       --------   --------   --------
  Numerator for diluted income (loss) per share from
     continuing operations...........................  $(24,946)  $ 58,593   $ 55,446
                                                       ========   ========   ========
DENOMINATOR:
  Denominator for basic income (loss) per
     share -- weighted average shares................   103,762    102,060     98,574
  Effect of dilutive securities:
     Employee stock options..........................        --      1,236        899
     Performance shares..............................        --        126         --
     5 1/2% Debentures...............................        --         --     11,253
                                                       --------   --------   --------
  Dilutive potential common shares...................        --      1,362     12,152
                                                       --------   --------   --------
  Denominator for diluted income (loss) per share --
     adjusted weighted average shares and assumed
     conversions.....................................   103,762    103,422    110,726
                                                       ========   ========   ========
Basic income (loss) per share........................  $  (0.24)  $   0.57   $   0.53
                                                       ========   ========   ========
Diluted income (loss) per share......................  $  (0.24)  $   0.57   $   0.50
                                                       ========   ========   ========

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires the presentation of comprehensive income in a company's financial statement disclosures. Comprehensive income includes net income (loss), as well as charges and credits directly to stockholders' equity which are excluded from net income (loss). Accumulated other comprehensive income, net of income taxes, consists of unrealized gains on securities of approximately $760,000 and $1,332,000 at December 31, 1998 and 1997,
respectively.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which provides revised disclosure guidelines for segments of a company based on a management approach to defining operating segments. See Note 10 for additional information.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Prior to 1998, the Company capitalized start-up costs in connection with the opening of new facilities and businesses. The Company adopted the provisions of SOP 98-5 in its financial statements for the year ended December 31, 1998. The effect of adopting SOP 98-5 was to decrease the Company's pre-tax loss from continuing operations in 1998 by approximately $1,000,000 and to record a charge for the cumulative effect of an accounting change, as of January 1, 1998, of $4,415,000, net of income taxes, or $0.04 per share, to expense costs that had previously been capitalized.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is required to be adopted by the Company in the first quarter of 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company does not expect the adoption of SOP 98-1 to have a material effect on its consolidated financial position or results of operations.

  Other

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

2. WORKFORCE REDUCTIONS, ASSET IMPAIRMENTS AND OTHER UNUSUAL ITEMS

     In preparing for the January 1, 1999 implementation of the new Medicare Prospective Payment System ("PPS"), as well as responding to other legislative and regulatory changes, the Company reorganized its therapy operations, analyzed its businesses for impairment issues and implemented new care-delivery and tracking software. These initiatives, among others, resulted in a fourth quarter 1998 pre-tax charge of approximately $69,400,000, including $3,800,000 for workforce reductions, $58,700,000 for asset impairments and $6,900,000 for various other items.

     During the fourth quarter of 1998, the Company reorganized all employed therapy associates into a newly formed subsidiary, Beverly Rehabilitation, Inc. ("Bev Rehab"), in order to create a more consolidated, strategic approach to managing the Company's rehabilitation business under PPS. The Company believes that this reorganization should allow for a more cost-effective and efficient therapy staff. Bev Rehab also may facilitate the development of additional rehabilitation business outside the Company. The Company accrued

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2. WORKFORCE REDUCTIONS, ASSET IMPAIRMENTS AND OTHER UNUSUAL
ITEMS -- (CONTINUED)
approximately $2,500,000 related to the termination of 835 therapy associates in conjunction with this reorganization. Substantially all of the terminated therapy associates will receive their severance packages and leave the Company during the first quarter of 1999. In addition, the Company's home care and outpatient therapy units underwent the consolidation and relocation of certain services, including billing and collections, which resulted in a workforce reduction charge of approximately $1,300,000 associated with the termination of 236 associates. Of these 236 associates, 74 associates had been paid and left the Company by December 31, 1998. The Company paid approximately $233,000 to these 74 associates during the year ended December 31, 1998. The remaining 162 terminated home care and outpatient therapy associates will receive their severance packages and leave the Company during the first quarter of 1999.

     SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. SFAS No. 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs to sell, once management has committed the organization to a plan of disposal.

     As previously reported, the Company estimated that the impact of PPS on its 1999 net operating revenues would be a decrease of approximately $70,000,000, as compared to 1998 Medicare Part A revenues, and the additional decrease related to Part B therapy limitations and per beneficiary caps would be approximately $30,000,000. These significant regulatory changes were an indicator to management that the carrying values of certain of its nursing facilities may not be fully recoverable. In addition, there were certain assets that had 1998 operating losses, and anticipated future operating losses, which led management to believe that these assets were impaired. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility and reduced the carrying value to its estimate of fair value, resulting in an impairment charge of approximately $9,000,000. Management calculated the fair values of the impaired facilities by using the present value of estimated future cash flows, or its best estimate of what such facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities the Company has purchased and sold in previous years. There were no material impairment adjustments recorded during the years ended December 31, 1997 and 1996.

     Also during the fourth quarter of 1998, management identified nine nursing facilities with an aggregate carrying value of approximately $14,000,000 which needed to be replaced in order to increase operating efficiencies, attract additional census or upgrade the nursing home environment. Management committed to a plan to construct new facilities to replace these buildings and reduced the carrying values of these facilities to their estimated salvage values. These assets are included in the total assets of Beverly Healthcare (See Note 10). In addition, management committed to a plan to dispose of 24 home care centers and nine outpatient clinics which had 1998 and expected future period operating losses. These businesses had an aggregate carrying value of approximately $16,500,000 and were written down to their fair value less costs to sell. These assets generated pre-tax losses for the Company of approximately $5,100,000 during the year ended December 31, 1998. Substantially all of these assets were purchased during 1998. The Company expects to dispose of these assets during 1999. These assets are included in the total assets of Beverly Care Alliance (See Note 10). The Company incurred a charge of approximately $30,300,000 related to these replacements, closings and planned disposals. These assets are included in the consolidated balance sheet captions "Property and equipment, net" and "Goodwill, net."

     In addition to the workforce reduction and the SFAS No. 121 charges, the Company recorded a fourth quarter 1998 impairment charge for other long-lived assets of approximately $19,400,000 primarily related to the write-off of software and software development costs. In conjunction with the implementation of business

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2. WORKFORCE REDUCTIONS, ASSET IMPAIRMENTS AND OTHER UNUSUAL
ITEMS -- (CONTINUED)
process changes, and the need for enhanced data-gathering and reporting required to operate effectively under PPS, the Company installed new clinical software in each of its nursing homes during late-1998, which made obsolete the previously employed software. In addition, certain of the Company's other ongoing software development projects were abandoned or written down due to obsolescence, feasibility or cost recovery issues.

3. ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 1998, the Company purchased 111 outpatient clinics, 50 home care centers, eight nursing facilities (823 beds), one assisted living center (48 units), two previously leased nursing facilities (228 beds) and certain other assets for cash of approximately $163,200,000, acquired debt of approximately $8,000,000 and closing and other costs of approximately $7,000,000. The acquisitions of such facilities and other assets were accounted for as purchases and resulted in the Company recording goodwill of approximately $143,000,000. Also, during such period, the Company sold or terminated the leases on 26 nursing facilities (3,203 beds) and certain other assets for cash proceeds of approximately $52,500,000 (approximately $35,600,000 of which was included in accounts receivable-nonpatient at December 31, 1998), notes receivable of approximately $21,300,000, assumed debt of approximately $4,600,000 and closing and other costs of approximately $2,300,000. The Company did not operate seven of these nursing facilities (893 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax gains, which were included in net operating revenues, during the year ended December 31, 1998 of approximately $17,900,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     In June 1998, the Company completed the sale of its American Transitional Hospitals, Inc. ("ATH") subsidiary to Select Medical Corporation for cash of approximately $65,300,000 and assumed debt of approximately $2,400,000. Prior to the sale, ATH operated 15 transitional hospitals (743 beds) in eight states which addressed the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The Company recognized a pre-tax gain, which was included in net operating revenues, of approximately $16,000,000 during the year ended December 31, 1998 as a result of this disposition. The operations of ATH were immaterial to the Company's consolidated financial position and results of operations.

     During the year ended December 31, 1997, the Company purchased six previously leased nursing facilities (758 beds) and certain other assets including, among other things, 14 institutional pharmacies and 40 outpatient clinics, for cash of approximately $60,800,000 and closing and other costs of approximately $9,500,000. The acquisitions of such facilities and other assets were accounted for as purchases. Also during such period, the Company sold or terminated the leases on 68 nursing facilities (8,314 beds) and certain other assets for cash proceeds of approximately $146,800,000. The Company recognized net pre-tax gains, which were included in net operating revenues, during the year ended December 31, 1997 of approximately $19,900,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     On December 3, 1997, the Company completed the Merger of PCA with Capstone. As a result of the Merger, the Company received approximately $281,000,000 of cash as partial repayment for PCA's intercompany debt, with a charge to the Company's retained earnings of approximately $45,100,000 for the remaining intercompany balance which was not repaid. Pursuant to the Reorganization, each of the Company's stockholders of record at the close of business on December 3, 1997 received .4551 shares of PharMerica, Inc.'s common stock for each share of the Company's Common Stock held. The conversion ratio

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3. ACQUISITIONS AND DISPOSITIONS -- (CONTINUED) was based on a total of 109,873,230 outstanding shares of the Company's Common Stock at the close of business on December 3, 1997 divided into the 50,000,000 shares issued by PharMerica, Inc.

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

     At the date of the Merger, PCA had total assets of approximately $489,200,000, total liabilities of approximately $368,000,000 and total stockholder's equity of approximately $121,200,000. Total net operating revenues for PCA for the years ended December 31, 1997 and 1996 were approximately $564,200,000 and $516,400,000, respectively. Total net operating revenues for PCA for the year ended December 31, 1997 represent the operations of PCA prior to the Merger.

     During the year ended December 31, 1996, the Company acquired 22 nursing facilities (2,138 beds) (15 of such facilities (1,747 beds) were previously leased), one previously managed nursing facility (180 beds) and certain other assets including, among other things, pharmacy, hospice and outpatient businesses, for cash of approximately $80,000,000, acquired debt of approximately $7,500,000, closing and other costs of approximately $7,000,000, reduction in receivables of approximately $4,800,000 and security and other deposits of approximately $1,900,000. The acquisitions of such facilities and other assets were accounted for as purchases. The Company did not operate three of these nursing facilities which had been subleased to other nursing home operators in prior year transactions. Also during such period, the Company sold or terminated the leases on 83 nursing facilities (5,230 beds) (including the three nursing facilities which were not operated by the Company, as mentioned above) and certain other assets for cash proceeds of approximately $36,700,000 and approximately $4,200,000 of notes receivable. The Company recognized net pre-tax gains, which were included in net operating revenues, during the year ended December 31, 1996 of approximately $6,300,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     In November 1996, the Company sold its MedView Services unit ("MedView") for cash of approximately $89,700,000 (approximately $2,200,000 of which was included in accounts receivable-nonpatient at December 31, 1996). Prior to the sale, MedView provided a full range of managed care services to the workers' compensation market. It also offered case management and injury reporting and tracking services. The Company recognized a pre-tax gain, which was included in net operating revenues, of approximately $14,700,000 during the year ended December 31, 1996 as a result of this disposition. The operations of MedView were immaterial to the Company's consolidated financial position and results of operations.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4. PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 (in thousands):

                                     TOTAL                     OWNED                 LEASED
                            -----------------------   -----------------------   -----------------
                               1998         1997         1998         1997       1998      1997
                            ----------   ----------   ----------   ----------   -------   -------
Land, buildings and
  improvements............  $1,433,170   $1,437,334   $1,393,839   $1,395,859   $39,331   $41,475
Furniture and equipment...     350,410      329,222      344,484      324,309     5,926     4,913
Construction in
  progress................      31,057       30,607       31,057       30,607        --        --
                            ----------   ----------   ----------   ----------   -------   -------
                             1,814,637    1,797,163    1,769,380    1,750,775    45,257    46,388
Less accumulated
  depreciation and
  amortization............     694,322      638,834      662,281      606,541    32,041    32,293
                            ----------   ----------   ----------   ----------   -------   -------
                            $1,120,315   $1,158,329   $1,107,099   $1,144,234   $13,216   $14,095
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

     Depreciation and amortization expense related to property and equipment, including the amortization of assets under capital lease obligations, for the years ended December 31, 1998, 1997 and 1996 was $81,722,000, $87,286,000 and
$85,221,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

5. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31 (dollars in thousands):

                                                                1998       1997
                                                              --------   --------
Credit Agreement due December 31, 2001......................  $266,000   $ 15,000
9% Senior Notes due February 15, 2006, unsecured............   180,000    180,000
Notes and mortgages, less imputed interest: 1998 -- $92,
  1997 -- $203; due in installments through the year 2031,
  at effective interest rates of 5.57% to 12.50%, a portion
  of which is secured by property, equipment and other
  assets with a net book value of $182,681 at December 31,
  1998......................................................   167,268    170,738
Industrial development revenue bonds, less imputed interest:
  1998 -- $13,
  1997 -- $19; due in installments through the year 2013, at effective interest rates of 4.00% to 10.49%, a portion of
  which is secured by property and other assets with a net
  book value of $193,527 at December 31, 1998...............   169,306    188,711
Term Loan under the GE Capital Facility.....................     5,471     10,505
8 3/4% First Mortgage Bonds due July 1, 2008, secured by
  first mortgages on eight nursing facilities with an
  aggregate net book value of $17,180 at December 31,
  1998......................................................    14,219     18,750
8 5/8% First Mortgage Bonds due October 1, 2008, secured by
  first mortgages on 10 nursing facilities with an aggregate
  net book value of $27,833 at December 31, 1998............    21,540     28,195
7 3/4% Note due in quarterly installments through June 1,
  2001 (repaid in July 1998)................................        --     21,437
Series 1995 Bonds due June 2005, at an interest rate of
  6.88% with respect to $7,000 and 7.24% with respect to
  $18,000, secured by a letter of credit....................    25,000     25,000
Medium Term Notes due June 15, 2000, at an interest rate
  based on LIBOR, as defined, plus .35%, secured by eligible receivables of selected nursing facilities of $56,793 at
  December 31, 1998, which cannot be used to satisfy claims
  of the Company or any of its subsidiaries other than
  Beverly Funding Corporation...............................    40,000     40,000
                                                              --------   --------
                                                               888,804    698,336
Present value of capital lease obligations, less imputed
  interest: 1998 -- $419, 1997 -- $456, at effective
  interest rates of 5.94% to 13.00%.........................    17,239     20,156
                                                              --------   --------
                                                               906,043    718,492
Less amounts due within one year............................    27,773     31,551
                                                              --------   --------
                                                              $878,270   $686,941
                                                              ========   ========

     During 1998, the Company entered into promissory notes totaling approximately $9,500,000 in conjunction with the construction or renovation of certain nursing facilities. Such debt instruments bear interest at rates ranging from 7.29% to 8.75%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities. In addition, the Company incurred a $1,660,000 extraordinary charge, net of income taxes, in 1998 related to the write-off of unamortized deferred financing costs associated with the repayment of certain debt instruments, as well as certain bond refundings.

     The Company has a $375,000,000 Credit Agreement (the "Credit Agreement") which provides for a Revolver/Letter of Credit Facility (the "Revolver/LOC Facility"). At December 31, 1998, the Company had approximately $15,200,000 of outstanding letters of credit under the Revolver/LOC Facility. Borrowings

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

5. LONG-TERM OBLIGATIONS -- (CONTINUED)
under the Credit Agreement bear interest at adjusted LIBOR plus .875%, the Prime Rate, as defined, or the adjusted CD rate, as defined, plus 1%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Company pays certain commitment fees and commissions with respect to the Revolver/LOC Facility and had approximately $93,800,000 of unused commitments under such facility at December 31, 1998. The Credit Agreement is guaranteed by substantially all of the Company's present and future subsidiaries (collectively, the "Subsidiary Guarantors") and imposes on the Company certain financial tests and restrictive covenants.

     The Company has $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") which were sold through a public offering (the "Senior Notes offering"). The Senior Notes are unsecured obligations guaranteed by the Subsidiary Guarantors and impose on the Company certain restrictive covenants. Separate financial statements of the Subsidiary Guarantors are not considered to be material to holders of the Senior Notes since the guaranty of each of the Subsidiary Guarantors is joint and several and full and unconditional (except that liability thereunder is limited to an aggregate amount equal to the largest amount that would not render its obligations thereunder subject to avoidance under Section 548 of the Bankruptcy Code of 1978, as amended, or any comparable provisions of applicable state law), and Beverly Enterprises, Inc., the parent, has no operations or assets separate from its investment in its subsidiaries.

     Maturities and sinking fund requirements of long-term obligations, including capital leases, for the years ended December 31 are as follows (in thousands):

                          1999      2000       2001      2002      2003     THEREAFTER    TOTAL
                         -------   -------   --------   -------   -------   ----------   --------
Future minimum lease
  payments.............  $ 3,129   $ 2,755   $  2,561   $ 2,616   $ 1,965    $ 18,934    $ 31,960
Less interest..........    1,584     1,443      1,327     1,201     1,081       8,085      14,721
                         -------   -------   --------   -------   -------    --------    --------
Net present value of
  future minimum lease
  payments.............    1,545     1,312      1,234     1,415       884      10,849      17,239
Notes, mortgages and
  bonds................   26,228    68,212    289,392    43,945    28,527     432,500     888,804
                         -------   -------   --------   -------   -------    --------    --------
                         $27,773   $69,524   $290,626   $45,360   $29,411    $443,349    $906,043
                         =======   =======   ========   =======   =======    ========    ========

     Many of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.

     The industrial development revenue bonds were originally issued prior to 1985 primarily for the construction or acquisition of nursing facilities. Bond reserve funds are included in designated funds. These funds are invested primarily in certificates of deposit and in United States government securities and are carried at cost, which approximates market value. Net capitalized interest relating to construction was not material in 1998, 1997, or 1996.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6. COMMITMENTS AND CONTINGENCIES

     The future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1998, are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
1999........................................................   $ 76,472
2000........................................................     56,256
2001........................................................     43,095
2002........................................................     33,583
2003........................................................     19,041
Thereafter..................................................     54,017
                                                               --------
                                                               $282,464
                                                               ========

     Total future minimum rental commitments are net of approximately $17,863,000 of minimum sublease rental income due in the future under noncancelable subleases. Rent expense on operating leases, net of sublease rental income, for the years ended December 31 was as follows:
1998 -- $113,762,000; 1997 -- $114,694,000; 1996 -- $116,718,000. Sublease rent income was approximately $6,772,000, $5,638,000 and $4,595,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Contingent rent expense, based primarily on revenues, was approximately $17,000,000, $18,000,000 and $18,000,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company has a $125,000,000 financing arrangement available for the construction of certain facilities. The Company will lease the facilities, under operating leases with the creditor, upon completion of construction. The Company will have the option to purchase these facilities at the end of the initial lease terms. Total construction advances under the financing arrangement as of December 31, 1998 were approximately $54,000,000.

     In 1992, the Company entered into an agreement to outsource its management information systems functions for a period of seven years, with an option to renew based on mutual agreement among the parties. Such agreement was renegotiated during 1997 to allow the Company to bring the programming functions under its direct control but continue to outsource the data processing functions and to extend the term of the agreement. The future minimum commitments as of December 31, 1998 required under such agreement are as follows:
1999 -- $4,033,000; 2000 -- $3,944,000; 2001 -- $3,859,000; 2002 -- $2,849,000.
The Company incurred approximately $5,673,000, $4,498,000 and $8,711,000 under such agreement during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company is contingently liable for approximately $76,520,000 of long-term obligations maturing on various dates through 2019, as well as annual interest and letter of credit fees of approximately $7,027,000. Such contingent liabilities principally arose from the Company's sale of nursing facilities and retirement living centers. The Company operates the facilities related to approximately $25,795,000 of the principal amount for which it is contingently liable, pursuant to long-term agreements accounted for as operating leases. In addition, the Company is contingently liable for various operating leases that were assumed by purchasers and are secured by the rights thereto.

     Approximately 100 of the Company's facilities, or 8% of the Company's employees, are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. The Company, being one of the largest employers within the long-term healthcare industry, has been the target of a "corporate campaign" by two AFL-CIO affiliated unions attempting to organize certain of the Company's facilities. Although the Company has never

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) experienced any material work stoppages and believes that its relations with its employees are generally good, the Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on the Company's operations.

     On March 4, 1998, a jury in California returned a verdict of $95,100,000 against a nursing facility operated by a subsidiary of the Company. The verdict, which was based on findings of fraud as well as negligence and abuse, consisted of $365,580 in compensatory damages and $94,700,000 in punitive damages. At a post-trial hearing on June 3, 1998, the trial judge reduced the compensatory damages to $125,000 and reduced the punitive damages to $3,000,000. The Company believes that these reduced damages are excessive and has appealed on this basis. The plaintiff has cross-appealed. The Company intends to aggressively pursue all appellate remedies available.

     The Company is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation or its intended scope. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company's independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. In addition, the Company has been notified that a federal grand jury in San Francisco is currently investigating practices which are the subject of the above civil investigation. Two former employees of the Company have received letters from the United States Attorney for the Northern District of California indicating they are targets of the grand jury investigation. To date, four current employees of the Company have served as witnesses before the grand jury. The Company has cooperated with the United States Attorney's office in its investigation. In addition, the Company's current Medicare fiscal intermediary, Blue Cross of California, is examining cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

     Skilled nursing facilities are required to allocate nursing labor costs to Medicare-certified units on an equitable basis. The Company has relied on a variety of internal and external processes and practices that are designed to ensure compliance with this requirement. The Company believes that its cost reporting policies and procedures are consistent with government regulations and reflect industry norms for determination of these cost allocations. While it is not possible to predict the outcome of this investigation, a determination that the Company has violated these regulations could have a material adverse effect on the Company's consolidated financial position and results of operations, which could include the payment of fines and penalties and exclusion from participation in the Medicare and Medicaid programs.

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

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

7. STOCKHOLDERS' EQUITY

     The Company had 300,000,000 shares of authorized $.10 par value common stock ("Common Stock") at December 31, 1998 and 1997. The Company is subject to certain restrictions under its long-term debt agreements related to the payment of cash dividends on its Common Stock. The Company had 25,000,000 shares of authorized $1 par value preferred stock at December 31, 1998 and 1997, all of which remain unissued. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

     In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. In December 1997, the Company repurchased 4,000,000 shares of its Common Stock through an accelerated stock repurchase transaction at a cost of approximately $56,100,000 (approximately $5,700,000 of which was paid during 1998). During 1998, the Company repurchased 3,000,000 shares of its Common Stock, through a similar transaction, and approximately 900,000 shares on the open market at a total cost of approximately $51,100,000. The repurchases were financed primarily through borrowings under the Company's Revolver/LOC Facility. On June 2, 1998, the Company announced that its Board of Directors had authorized an increase in its stock repurchase program. The Company may repurchase from time to time on the open market, up to an additional 10,000,000 shares of its outstanding Common Stock. Since June 1996, the Company has repurchased approximately 10,200,000 shares of its outstanding Common Stock under the stock repurchase program. The Company is subject to certain restrictions under its credit arrangements related to the repurchase of its outstanding Common Stock.

     During 1997, the New Beverly 1997 Long-Term Incentive Plan was approved (the "1997 Long-Term Incentive Plan"). Such plan became effective December 3, 1997 and will remain in effect until December 31, 2006, subject to early termination by the Board of Directors. Such plan replaced the 1996 Long-Term Incentive Plan, the 1993 Incentive Stock Plan and the 1985 Nonqualified Stock Option Plan. The Compensation Committee of the Board of Directors (the "Committee") is responsible for administering the 1997 Long-Term Incentive Plan and has complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan. The Company has 10,000,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the 1997 Long-Term Incentive Plan in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, bonus stock and other stock unit awards. Except for options granted upon the assumption of, or in substitution for, options of another company in which the Company participates in a corporate transaction or the options affected by the Reorganization (as discussed below), nonqualified and incentive stock options must be granted at a purchase price equal to the market price on the date of grant. Options shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Stock appreciation rights may be granted alone, in tandem with an option or in addition to an option. Stock appreciation rights shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards and three years for other awards. Performance awards, bonus stock and other stock unit awards may be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined.

     During 1997, the New Beverly Non-Employee Directors Stock Option Plan was approved (the "Non-Employee Directors Stock Option Plan"). Such plan became effective December 3, 1997 and will remain in effect until December 31, 2007, subject to early termination by the Board of Directors. Such plan replaced the Nonemployee Directors' Plan. The Company has 300,000 shares of Common Stock authorized for issuance,

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

7. STOCKHOLDERS' EQUITY -- (CONTINUED)
subject to certain adjustments, under the Non-Employee Directors Stock Option Plan. The Non-Employee Directors Stock Option Plan was amended by the Board of Directors on December 11, 1997 to provide that each nonemployee director be granted an option to purchase 3,375 shares of the Company's Common Stock on June 1 of each year until the plan is terminated, subject to the availability of shares. Such options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire 10 years after date of grant.

     The following table summarizes stock option, restricted stock and other stock units data relative to the Company's long-term incentive plans for the years ended December 31:

                                                  1998                     1997                    1996
                                         ----------------------   ----------------------   ---------------------
                                                      WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                       AVERAGE                  AVERAGE                 AVERAGE
                                           NUMBER     EXERCISE      NUMBER     EXERCISE     NUMBER     EXERCISE
                                         OF SHARES      PRICE     OF SHARES      PRICE     OF SHARES     PRICE
                                         ----------   ---------   ----------   ---------   ---------   ---------
Options outstanding at beginning of
  year.................................   6,561,903     $9.29      4,908,727    $10.55     4,394,382    $ 9.02
Changes during the year:
  Granted..............................   3,341,994      8.81      2,944,522     10.87     1,696,500     12.38
  Exercised............................    (428,069)     6.89     (1,047,423)     8.06      (833,587)     5.41
  Cancelled............................  (1,312,263)     9.42       (243,923)    14.64      (348,568)    12.39
                                         ----------               ----------               ---------
Options outstanding at end of year.....   8,163,565      9.20      6,561,903      9.29     4,908,727     10.55
                                         ==========               ==========               =========
Options exercisable at end of year.....   3,761,259      8.50      5,073,903      8.23     2,560,209      8.75
                                         ==========               ==========               =========
Options available for grant at end of
  year.................................   1,701,426                3,738,097               3,052,403
                                         ==========               ==========               =========
Restricted stock outstanding at
  beginning of year....................          --                  145,200                 306,052
Changes during the year:
  Granted..............................          --                   10,500                  29,000
  Vested...............................          --                 (134,711)               (148,352)
  Forfeited............................          --                  (20,989)                (41,500)
                                         ----------               ----------               ---------
Restricted stock outstanding at end of
  year.................................          --                       --                 145,200
                                         ==========               ==========               =========
Phantom units outstanding at beginning
  of year..............................          --                   76,769                  90,942
Changes during the year:
  Granted..............................          --                       --                      --
  Vested...............................          --                  (76,316)                 (6,982)
  Cancelled............................          --                     (453)                 (7,191)
                                         ----------               ----------               ---------
Phantom units outstanding at end of
  year.................................          --                       --                  76,769
                                         ==========               ==========               =========
Performance shares outstanding at
  beginning of year....................          --                  992,000                      --
Changes during the year:
  Granted..............................          --                   16,000               1,040,000
  Vested...............................          --                 (759,389)                     --
  Cancelled............................          --                 (248,611)                (48,000)
                                         ----------               ----------               ---------
Performance shares outstanding at end
  of year..............................          --                       --                 992,000
                                         ==========               ==========               =========

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

7. STOCKHOLDERS' EQUITY -- (CONTINUED)
     Exercise prices for options outstanding as of December 31, 1998 ranged from $3.24 to $16.06. The weighted-average remaining contractual life of these options is eight years. The following table provides certain information with respect to stock options outstanding at December 31, 1998:

                                              OPTIONS OUTSTANDING
                                -----------------------------------------------       OPTIONS EXERCISABLE
                                                                  WEIGHTED-       ----------------------------
                                                WEIGHTED-          AVERAGE                        WEIGHTED-
                                  OPTIONS        AVERAGE          REMAINING         OPTIONS        AVERAGE
RANGE OF EXERCISE PRICES        OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
------------------------        -----------   --------------   ----------------   -----------   --------------
$ 3.24-$ 6.50.................   3,143,678        $ 5.73             7.87            920,091        $ 3.85
$ 7.13-$10.00.................   1,888,575          9.14             7.45          1,724,460          9.20
$10.19-$13.81.................   2,188,833         12.05             8.06          1,116,708         11.25
$14.00-$16.06.................     942,479         14.26             9.17                 --            --
                                 ---------                                         ---------
$ 3.24-$16.06.................   8,163,565        $ 9.20             7.98          3,761,259        $ 8.50
                                 =========                                         =========

     As a result of the Reorganization (as discussed herein), immediately prior to the Distribution, (i) each option to purchase the Company's Common Stock then outstanding became fully vested and exercisable, (ii) all restrictions on outstanding restricted shares lapsed and became fully vested, (iii) each outstanding award of phantom units became fully vested, and (iv) each outstanding performance share became fully vested. The Company incurred expenses of approximately $18,000,000 as it related to these stock-based awards, which was included in the $44,000,000 of transaction costs. In addition, all options outstanding immediately after the Distribution were cancelled and replaced with new options issued by the Company under the 1997 Long-Term Incentive Plan. Such options are exercisable upon the same terms and conditions (except that all options are 100% vested) as under the applicable option agreement issued thereunder, except that (i) the number of shares for which such options may be converted, and (ii) the option exercise price per share of such options were adjusted to take into account the effect of the Reorganization.

     The Company recognizes compensation expense for its restricted stock grants, performance share grants (when the performance targets are achieved) and other stock unit awards. The Company did not incur any charges related to these stock-based awards during the year ended December 31, 1998. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1997 and 1996 related to these stock-based awards were approximately $19,767,000 and $509,000, respectively. The total charges for 1997 included approximately $18,000,000 related to the impact of the Reorganization on the Company's stock-based awards (as discussed above), which was included in the $44,000,000 of transaction costs.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its 1998, 1997 and 1996 stock option and performance share grants under the fair value method as prescribed by such statement. The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1998, 1997 and 1996, respectively: risk-free interest rates of 5.0%, 5.9% and 6.5%; volatility factors of the expected market price of the Company's Common Stock of .41, .35 and .34; and weighted-average expected option lives of 10 years, 8 years and 10 years. The Company does not currently pay cash dividends on its Common Stock and no future dividends are currently planned. Such weighted-average assumptions resulted in a weighted average fair value of options granted during 1998, 1997 and 1996 of $5.35 per share, $7.84 per share and $7.30 per share, respectively. The fair value of the performance share grants was based on the market value of the Company's Common Stock on the date of grant.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

7. STOCKHOLDERS' EQUITY -- (CONTINUED)
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the stock options and performance shares is amortized to expense over their respective vesting periods. The pro forma effects on reported net income (loss) and diluted earnings per share assuming the Company had elected to account for its stock option and performance share grants in accordance with SFAS No. 123 for the years ended December 31, 1998, 1997 and 1996 would have been a net loss of $32,202,000 or $.31 per share, net income of $47,244,000 or $.46 per share and net income of $48,964,000 or $.49 per share, respectively. The pro forma amounts for 1997 reflect the impact of the Reorganization on the Company's outstanding stock options (as discussed above). Such pro forma effects are not necessarily indicative of the effect on future years.

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 related to this plan were approximately $2,435,000, $2,449,000 and $2,258,000, respectively.

8. INCOME TAXES

     The provision for (benefit from) taxes on income (loss) before extraordinary charge and cumulative effect of change in accounting for start-up costs (see Note 1) consists of the following for the years ended December 31 (in thousands):

                                                           1998      1997      1996
                                                         --------   -------   -------
Federal:
  Current..............................................  $     --   $22,997   $31,615
  Deferred.............................................   (28,227)   20,404    29,466
State:
  Current..............................................     2,169     6,669     8,101
  Deferred.............................................       122      (157)    4,299
                                                         --------   -------   -------
                                                         $(25,936)  $49,913   $73,481
                                                         ========   =======   =======

     The Company had an annual effective tax rate of 51% for the year ended December 31, 1998, compared to annual effective tax rates of 46% and 59% for the years ended December 31, 1997 and 1996, respectively. The annual effective tax rate in 1998 was different than the federal statutory rate primarily due to the impact of the sale of ATH (see Note 3), the benefit of certain tax credits, and the pre-tax charge of approximately $69,400,000 (see Note 2) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. The annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of nondeductible transaction costs associated with the Reorganization (see Note 3). The annual effective tax rate

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

8. INCOME TAXES -- (CONTINUED)
in 1996 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill associated with the MedView disposition (see
Note 3).

     A reconciliation of the provision for (benefit from) income taxes, computed at the statutory rate, to the Company's annual effective tax rate is summarized as follows (dollars in thousands):

                                               1998            1997            1996
                                          --------------   -------------   -------------
                                           AMOUNT     %    AMOUNT     %    AMOUNT     %
                                          --------   ---   -------   ---   -------   ---
Tax (benefit) at statutory rate.........  $(17,809)  35    $37,977   35    $43,927   35
General business tax credits............    (2,315)   5         --   --         --   --
State tax provision, net................     1,489   (3)     4,233    4      8,060    6
Nondeductible amortization of
  intangibles...........................       (74)  --      1,702    2     20,881   17
Sale of ATH.............................    (6,867)  13         --   --         --   --
Effect of Reorganization and Merger.....        --   --      5,618    5         --   --
Other...................................      (360)   1        383   --        613    1
                                          --------   --    -------   --    -------   --
                                          $(25,936)  51    $49,913   46    $73,481   59
                                          ========   ==    =======   ==    =======   ==

     Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                              DECEMBER 31, 1998      DECEMBER 31, 1997
                                             --------------------   --------------------
                                              ASSET     LIABILITY    ASSET     LIABILITY
                                             --------   ---------   --------   ---------
Insurance reserves.........................  $ 11,988   $     --    $ 36,104   $     --
General business tax credit
  carryforwards............................     5,270         --          --         --
Alternative minimum tax credit
  carryforwards............................    16,568         --      13,969         --
Provision for dispositions.................    37,805      3,152      32,591      5,776
Depreciation and amortization..............    12,711    136,096          29    140,062
Operating supplies.........................        --     13,241          --     12,907
Federal net operating loss carryforwards...    17,846         --          --         --
Other......................................    22,728     30,877      18,304     26,336
                                             --------   --------    --------   --------
                                             $124,916   $183,366    $100,997   $185,081
                                             ========   ========    ========   ========

     At December 31, 1998, the Company had federal net operating loss carryforwards of $50,989,000 for income tax purposes which expire in 2018. At December 31, 1998, the Company had general business tax credit carryforwards of $5,270,000 for income tax purposes which expire in years 2008 through 2014. For financial reporting purposes, the federal net operating loss carryforwards and the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Financial Accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

9. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED) techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

  Beverly Indemnity Funds

     The fair value of the Beverly Indemnity funds is based on information obtained from the trustee and the manager of such funds. These funds are invested primarily in United States government securities with maturity dates ranging primarily from one to five years. The carrying amount of these funds is included in the consolidated balance sheet captions "Prepaid expenses and other" and "Designated and restricted funds" based on when the corresponding claims are expected to be paid. During the fourth quarter of 1998, Beverly Indemnity, Ltd. completed a risk transfer of substantially all of its pre-May 1998 auto liability, general liability and workers' compensation claims liability to a third party insurer effected through a loss portfolio transfer (see Note 1) which resulted in the sale of securities with a book value of approximately $61,600,000. Also during 1998, various other securities were sold with a book value of approximately $33,700,000. Beverly Indemnity, Ltd. received gross proceeds of approximately $98,000,000 from the sale of these securities and recognized gross gains on the sales of these securities of approximately $3,000,000. In addition, an adjustment was recorded to unrealized gains on securities of $1,755,000, net of income taxes, for gains on sales of securities included in net income.

  Long-term Obligations (Including Current Portion)

     The carrying amounts of the Company's variable-rate borrowings approximate their fair values. The fair values of the remaining long-term obligations are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

9. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)
     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                                      1998                  1997
                                               -------------------   -------------------
                                               CARRYING     FAIR     CARRYING     FAIR
                                                AMOUNT     VALUE      AMOUNT     VALUE
                                               --------   --------   --------   --------
Cash and cash equivalents....................  $ 17,278   $ 17,278   $105,230   $105,230
Notes receivable, net (including current
  portion)...................................    42,338     44,900     24,973     26,400
Beverly Indemnity funds......................     1,600      1,600     80,804     80,804
Long-term obligations (including current
  portion)...................................   906,043    929,454    718,492    746,439

     During 1998, the Company defeased long-term obligations with an aggregate carrying value of $5,740,000. The fair values of such long-term obligations are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements, and were approximately $5,819,000 at December 31, 1998.

     In order to consummate certain dispositions and other transactions, the Company has agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessor. It is not practicable to estimate the fair value of the Company's off-balance sheet guarantees (See Note 6). The Company does not charge a fee for entering into such agreements and contracting with a financial institution to estimate such amounts could not be done without incurring excessive costs. In addition, unlike the Company, a financial institution would not be in a position to assume the underlying obligations and operate the nursing facilities collateralizing the obligations, which would significantly impact the calculation of the fair value of such off-balance sheet guarantees.

10. SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 provides revised disclosure guidelines for segments of a company based on a management approach to defining operating segments.

  Description of the Types of Services from which each Operating Segment Derives its Revenues

     At December 31, 1998, the Company was organized into two operating segments, which support the Company's delivery of vertically integrated services to the long-term healthcare market. These operating segments included: (i) Beverly Healthcare, which provides long-term healthcare through the operation of nursing facilities and assisted living centers; and (ii) Beverly Care Alliance, which operates outpatient clinics, home care centers and a rehabilitation services business.

     At December 31, 1997, in addition to the two operating segments mentioned above, the Company owned Beverly Specialty Hospitals, which operated the Company's transitional hospitals. In June 1998, the Company completed the sale of this segment to Select Medical Corporation (see Note 3). At December 31, 1996, in addition to the three operating segments mentioned above, the Company owned PCA, which operated the Company's institutional and mail service pharmacy businesses. In December 1997, the Company completed the Merger of PCA with Capstone (see Note 3).

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

10. SEGMENT INFORMATION -- (CONTINUED)
  Measurement of Segment Income or Loss and Segment Assets

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance and allocates resources based on income or loss from operations before income taxes, excluding any unusual items.

  Factors Management Used to Identify the Company's Operating Segments

     The Company's operating segments are strategic business units that offer different services within the long-term healthcare continuum. Business in each operating segment is conducted by one or more corporations headed by a president who also is a senior officer of the Company and reports directly to the President of the Company. The corporations comprising each operating segment also have separate boards of directors consisting of four senior executives of the Company and the president of the segment.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

10. SEGMENT INFORMATION -- (CONTINUED)
     The following table summarizes certain information for each of the Company's operating segments (in thousands):

                                               BEVERLY     BEVERLY     PHARMACY
                                   BEVERLY       CARE     SPECIALTY   CORPORATION
                                  HEALTHCARE   ALLIANCE   HOSPITALS   OF AMERICA    ALL OTHER(1)     TOTALS
                                  ----------   --------   ---------   -----------   ------------   ----------
Year ended December 31, 1998
  Revenues from external
     customers..................  $2,531,496   $192,627    $61,775           --      $  26,334     $2,812,232
  Intercompany revenues.........          --     13,518        539           --         10,682         24,739
  Interest income...............         410        160          3           --         10,135         10,708
  Interest expense..............      29,359        108         93           --         36,378         65,938
  Depreciation and
     amortization...............      78,269      8,662      1,578           --          5,213         93,722
  Pre-tax income (loss).........     165,707      6,878       (670)          --       (222,797)       (50,882)
  Total assets..................   1,526,091    303,913         --           --        330,507      2,160,511
  Capital expenditures..........      87,209     15,149      4,937           --         43,156        150,451
Year ended December 31, 1997
  Revenues from external
     customers..................  $2,583,758   $ 60,103    $99,783     $472,861      $     594     $3,217,099
  Intercompany revenues.........          --     15,643      1,708       91,338         10,269        118,958
  Interest income...............         302         --          3          125         12,771         13,201
  Interest expense..............      32,264         19        275       14,965         35,190         82,713
  Depreciation and
     amortization...............      77,162      3,402      2,517       18,281          5,698        107,060
  Pre-tax income (loss).........     173,363      2,801        819       33,450       (101,927)       108,506
  Total assets..................   1,504,437    101,364     48,964           --        418,704      2,073,469
  Capital expenditures..........      90,699      6,468      5,198       11,725         18,997        133,087
Year ended December 31, 1996
  Revenues from external
     customers..................  $2,678,025   $ 65,516    $80,363     $434,238      $   9,047     $3,267,189
  Intercompany revenues.........          --     15,314      1,269       82,162          9,957        108,702
  Interest income...............         603         54         19          177         12,986         13,839
  Interest expense..............      32,230         --        219       16,000         42,662         91,111
  Depreciation and
     amortization...............      77,169      4,108      2,437       16,385          5,369        105,468
  Pre-tax income (loss).........     164,463      3,718     (1,576)      21,215        (62,313)       125,507
  Total assets..................   1,580,162     53,202     41,440      449,086        401,192      2,525,082
  Capital expenditures..........      97,807      6,294      2,769       10,895         18,677        136,442

---------------

(1) All Other consists of the operations of the Company's corporate headquarters and related overhead.

                           BEVERLY ENTERPRISES, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                                    1998
                                           -------------------------------------------------------
                                             1ST        2ND        3RD         4TH        TOTAL
                                           --------   --------   --------   ---------   ----------
Total revenues...........................  $697,427   $717,648   $700,635   $ 707,230   $2,822,940
                                           ========   ========   ========   =========   ==========
Income (loss) before provision for
 (benefit from) income taxes,
 extraordinary charge and cumulative
 effect of change in accounting for
 start-up costs..........................  $ 29,099   $ 31,803   $ 32,822   $(144,606)  $  (50,882)
Provision for (benefit from) income
 taxes...................................    11,058     10,258     11,487     (58,739)     (25,936)
                                           --------   --------   --------   ---------   ----------
Income (loss) before extraordinary charge
 and cumulative effect of change in
 accounting for start-up costs...........    18,041     21,545     21,335     (85,867)     (24,946)
Extraordinary charge.....................        --         --         --      (1,660)      (1,660)
Cumulative effect of change in accounting
 for start-up costs......................    (4,415)        --         --          --       (4,415)
                                           --------   --------   --------   ---------   ----------
Net income (loss)........................  $ 13,626   $ 21,545   $ 21,335   $ (87,527)  $  (31,021)
                                           ========   ========   ========   =========   ==========
Income (loss) per share of common stock:
Basic:
 Before extraordinary charge and
   cumulative effect of change in
   accounting for start-up costs.........  $    .17   $    .21   $    .21   $    (.84)  $     (.24)
 Extraordinary charge....................        --         --         --        (.02)        (.02)
 Cumulative effect of change in
   accounting for start-up costs.........      (.04)        --         --          --         (.04)
                                           --------   --------   --------   ---------   ----------
 Net income (loss).......................  $    .13   $    .21   $    .21   $    (.86)  $     (.30)
                                           ========   ========   ========   =========   ==========
 Shares used to compute per share
   amounts...............................   106,006    103,682    103,019     102,389      103,762
                                           ========   ========   ========   =========   ==========
Diluted:
 Before extraordinary charge and
   cumulative effect of change in
   accounting for start-up costs.........  $    .17   $    .20   $    .21   $    (.84)  $     (.24)
 Extraordinary charge....................        --         --         --        (.02)        (.02)
 Cumulative effect of change in
   accounting for start-up costs.........      (.04)        --         --          --         (.04)
                                           --------   --------   --------   ---------   ----------
 Net income (loss).......................  $    .13   $    .20   $    .21   $    (.86)  $     (.30)
                                           ========   ========   ========   =========   ==========
 Shares used to compute per share
   amounts...............................   107,479    105,112    103,610     102,389      103,762
                                           ========   ========   ========   =========   ==========
Common stock price range:
 High....................................  $  15.56   $  16.25   $  14.81   $    8.13
 Low.....................................  $  12.25   $  13.50   $   7.38   $    5.25

                                                                    1997
                                           ------------------------------------------------------
                                             1ST        2ND        3RD        4TH        TOTAL
                                           --------   --------   --------   --------   ----------
Total revenues...........................  $820,281   $820,664   $807,926   $781,429   $3,230,300
                                           ========   ========   ========   ========   ==========
Income (loss) before provision for
 (benefit from) income taxes,
 extraordinary charge and cumulative
 effect of change in accounting for
 start-up costs..........................  $ 30,772   $ 34,950   $ 45,222   $ (2,438)  $  108,506
Provision for (benefit from) income
 taxes...................................    12,309     13,980     18,089      5,535       49,913
                                           --------   --------   --------   --------   ----------
Income (loss) before extraordinary charge
 and cumulative effect of change in
 accounting for start-up costs...........    18,463     20,970     27,133     (7,973)      58,593
Extraordinary charge.....................        --         --         --         --           --
Cumulative effect of change in accounting
 for start-up costs......................        --         --         --         --           --
                                           --------   --------   --------   --------   ----------
Net income (loss)........................  $ 18,463   $ 20,970   $ 27,133   $ (7,973)  $   58,593
                                           ========   ========   ========   ========   ==========
Income (loss) per share of common stock:
Basic:
 Before extraordinary charge and
   cumulative effect of change in
   accounting for start-up costs.........  $    .19   $    .21   $    .26   $   (.07)  $      .57
 Extraordinary charge....................        --         --         --         --           --
 Cumulative effect of change in
   accounting for start-up costs.........        --         --         --         --           --
                                           --------   --------   --------   --------   ----------
 Net income (loss).......................  $    .19   $    .21   $    .26   $   (.07)  $      .57
                                           ========   ========   ========   ========   ==========
 Shares used to compute per share
   amounts...............................    98,144     97,736    103,508    108,719      102,060
                                           ========   ========   ========   ========   ==========
Diluted:
 Before extraordinary charge and
   cumulative effect of change in
   accounting for start-up costs.........  $    .18   $    .20   $    .26   $   (.07)  $      .57
 Extraordinary charge....................        --         --         --         --           --
 Cumulative effect of change in
   accounting for start-up costs.........        --         --         --         --           --
                                           --------   --------   --------   --------   ----------
 Net income (loss).......................  $    .18   $    .20   $    .26   $   (.07)  $      .57
                                           ========   ========   ========   ========   ==========
 Shares used to compute per share
   amounts...............................   110,386    109,993    107,751    108,719      103,422
                                           ========   ========   ========   ========   ==========
Common stock price range:
 High....................................  $  16.13   $  16.88   $  17.50   $  17.50
 Low.....................................  $  12.25   $  13.13   $  14.56   $  12.13(1)

---------------

(1) After the effect of the Reorganization on December 3, 1997 (as discussed herein).

     The Company had an annual effective tax rate of 51% for the year ended December 31, 1998 compared to an annual effective tax rate of 46% for the year ended December 31, 1997. The annual effective tax rate in 1998 was different than the federal statutory rate primarily due to the impact of the sale of ATH (see Note 3), the benefit of certain tax credits, and the $69,400,000 pre-tax charge (see Note 2) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate. In addition, the annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of nondeductible transaction costs associated with the Reorganization (as discussed herein).

     Results of operations for the first quarter of 1998 have been restated for the cumulative effect of a change in accounting for start-up costs resulting from the adoption of SOP 98-5 (see Note 1). The adoption of SOP 98-5 did not have a significant impact on previously reported results from continuing operations and, therefore, such results have not been restated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1999, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1999, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1999, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Jon E.M. Jacoby, a director, serves as Executive Vice President, Chief Financial Officer and director of Stephens Group, Inc. During the years ended December 31, 1998, 1997 and 1996, the Company used Stephens Group, Inc., or its affiliates, for investment banking services.

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

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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

                           BEVERLY ENTERPRISES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(A))

                                                               PAGE
                                                               ----
1. Consolidated financial statements:
     Report of Ernst & Young LLP, Independent Auditors......    31
     Consolidated Balance Sheets at December 31, 1998 and
      1997..................................................    32
     Consolidated Statements of Operations for each of the
      three years in the period ended December 31, 1998.....    33
     Consolidated Statements of Stockholders' Equity for
      each of the three years in the period ended December
      31, 1998..............................................    34
     Consolidated Statements of Cash Flows for each of the
      three years in the period ended December 31, 1998.....    35
     Notes to Consolidated Financial Statements.............    36
     Supplementary Data (Unaudited) -- Quarterly Financial
      Data..................................................    58
2. Consolidated financial statement schedule for each of the three years in the period ended December 31, 1998:
     II -- Valuation and Qualifying Accounts................    61

     All other schedules are omitted because they are either not applicable or the items do not exceed the various disclosure levels.

                           BEVERLY ENTERPRISES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                 CHARGED                     DUE TO
                                   BALANCE AT   (CREDITED)                ACQUISITIONS            BALANCE
                                   BEGINNING        TO                        AND                 AT END
DESCRIPTION                         OF YEAR     OPERATIONS   WRITE-OFFS   DISPOSITIONS   OTHER    OF YEAR
-----------                        ----------   ----------   ----------   ------------   ------   -------
Year ended December 31, 1998:
  Allowance for doubtful
     accounts:
     Accounts
       receivable -- patient.....   $17,879      $25,549      $(19,807)     $(1,857)     $   --   $21,764
     Accounts receivable --
       nonpatient................       862          (90)          (13)         (82)         --       677*
     Notes receivable............     2,917         (210)          (66)          --         280     2,921
                                    -------      -------      --------      -------      ------   -------
                                    $21,658      $25,249      $(19,886)     $(1,939)     $  280   $25,362
                                    =======      =======      ========      =======      ======   =======
Year ended December 31, 1997:
  Allowance for doubtful
     accounts:
     Accounts
       receivable -- patient.....   $25,618      $35,343      $(34,858)     $(8,224)     $   --   $17,879
     Accounts receivable --
       nonpatient................       637          209          (218)          --         234       862*
     Notes receivable............     4,951       (1,211)         (306)      (1,453)        936     2,917
                                    -------      -------      --------      -------      ------   -------
                                    $31,206      $34,341      $(35,382)     $(9,677)     $1,170   $21,658
                                    =======      =======      ========      =======      ======   =======
Year ended December 31, 1996:
  Allowance for doubtful
     accounts:
     Accounts
       receivable -- patient.....   $22,860      $28,637      $(29,163)     $ 2,555      $  729   $25,618
     Accounts receivable --
       nonpatient................       813           56          (223)          --          (9)      637*
     Notes receivable............     4,953         (149)         (257)          24         380     4,951
                                    -------      -------      --------      -------      ------   -------
                                    $28,626      $28,544      $(29,643)     $ 2,579      $1,100   $31,206
                                    =======      =======      ========      =======      ======   =======

---------------

* Includes amounts classified in long-term other assets as well as current assets.

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS
                                (ITEM 14(A)(3))

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Form of Restated Certificate of Incorporation of New
                            Beverly Holdings, Inc. (incorporated by reference to
                            Exhibit 3.1 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1997)
          3.2            -- Form of Certificate of Amendment of Certificate of
                            Incorporation of New Beverly Holdings Inc., changing its
                            name to Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.2 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
          3.3            -- By-Laws of Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.4 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on June 4, 1997
                            (File No. 333-28521))
          4.1            -- Indenture dated as of February 1, 1996 between Beverly
                            Enterprises, Inc. and Chemical Bank, as Trustee, with
                            respect to Beverly Enterprises, Inc.'s 9% Senior Notes
                            due February 15, 2006 (the "9% Indenture") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Annual Report on Form 10-K for the year ended
                            December 31, 1995)
          4.2            -- Form of Supplemental Indenture No. 2 to the 9% Indenture
                            dated as of November 19, 1997 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on September 8,
                            1997 (File No. 333-35137))
          4.3            -- Indenture dated as of April 1, 1993 (the "First Mortgage
                            Bond Indenture"), among Beverly Enterprises, Inc.,
                            Delaware Trust Company, as Corporate Trustee, and Richard
                            N. Smith, as Individual Trustee, with respect to First
                            Mortgage Bonds (incorporated by reference to Exhibit 4.1
                            to Beverly Enterprises, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1993)
          4.4            -- First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 3/4%
                            First Mortgage Bonds due 2008 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended March 31, 1993)
          4.5            -- Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8%
                            First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
                            Beverly Enterprises, Inc.'s Current Report on Form 8-K
                            dated July 15, 1993) (incorporated by reference to
                            Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
          4.6            -- Trust Indenture dated as of December 1, 1994 from Beverly
                            Funding Corporation, as Issuer, to Chemical Bank, as
                            Trustee (the "Chemical Indenture") (incorporated by
                            reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on February 13,
                            1995 (File No.33-57663))

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.7            -- Series Supplement dated as of December 1, 1994 to the
                            Chemical Indenture (incorporated by reference to Exhibit
                            10.46 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
                         In accordance with item 601(b)(4)(iii) of Regulation S-K,
                            certain instruments pertaining to Beverly Enterprises,
                            Inc.'s long-term obligations have not been filed; copies
                            thereof will be furnished to the Securities and Exchange
                            Commission upon request.
         10.1*           -- Beverly Enterprises, Inc. Annual Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to Beverly
                            Enterprises, Inc.'s Registration Statement on Form S-4
                            filed on February 13, 1995 (File No. 33-57663))
         10.2*           -- New Beverly Holdings, Inc. 1997 Long-Term Incentive Plan
                            (the "1997 LTIP") (incorporated by reference to Exhibit
                            4.1 to Beverly Enterprises, Inc.'s Registration Statement
                            on Form S-8 filed on December 8, 1997 (File No.
                            333-41669))
         10.3*           -- Amendment No. 1 to the 1997 LTIP dated as of December 3,
                            1997 (incorporated by reference to Exhibit 10.3 to
                            Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1997)
         10.4*           -- New Beverly Holdings, Inc. Non-Employee Directors' Stock
                            Option Plan (the "Directors' Option Plan") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Registration Statement on Form S-8 filed on
                            December 12, 1997 (File No. 333-42131))
         10.5*           -- Amendment No. 1 to the Directors' Option Plan dated as of
                            December 3, 1997 (incorporated by reference to Exhibit
                            10.5 to Beverly Enterprises, Inc.'s Annual Report on Form
                            10-K for the year ended December 31, 1997)
         10.6*           -- Executive Medical Reimbursement Plan (incorporated by
                            reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1987)
         10.7*           -- Amended and Restated Beverly Enterprises, Inc. Executive
                            Life Insurance Plan and Summary Plan Description (the
                            "Executive Life Plan") (incorporated by reference to
                            Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1993)
         10.8*           -- Amendment No. 1, effective September 29, 1994, to the
                            Executive Life Plan (incorporated by reference to Exhibit
                            10.10 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
         10.9*           -- Executive Physicals Policy (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
         10.10*          -- Amended and Restated Deferred Compensation Plan effective
                            July 18, 1991 (incorporated by reference to Exhibit 10.6
                            to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1991)
         10.11*          -- Amendment No. 1, effective September 29, 1994, to the
                            Deferred Compensation Plan (incorporated by reference to
                            Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12*          -- Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1987)
         10.13*          -- Amendment No. 1, effective as of July 1, 1991, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1991)
         10.14*          -- Amendment No. 2, effective as of December 12, 1991, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1991)
         10.15*          -- Amendment No. 3, effective as of July 31, 1992, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1992)
         10.16*          -- Amendment No. 4, effective as of January 1, 1993, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.17*          -- Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.18*          -- Amendment No. 6, effective as of January 1, 1996, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.19*          -- Amendment No. 7, effective as of September 1, 1997, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.20*          -- Amendment No. 8, dated as of December 11, 1997, to the
                            Executive Retirement Plan, changing its name to the
                            "Executive SavingsPlus Plan" (incorporated by reference
                            to Exhibit 10.20 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.21*          -- Beverly Enterprises, Inc.'s Supplemental Executive
                            Retirement Plan effective as of January 1, 1998
                            (incorporated by reference to Exhibit 10.21 to Beverly
                            Enterprises, Inc.'s Annual Report on Form 10-K for the
                            year ended December 31, 1997)
         10.22*          -- Beverly Enterprises, Inc.'s Executive Deferred
                            Compensation Plan (incorporated by reference to Exhibit
                            4.1 to Beverly Enterprises, Inc.'s Registration Statement
                            on Form S-8 filed on December 5, 1997 (File No.
                            333-41673))
         10.23*          -- Amendment No. 1 to the Executive Deferred Compensation
                            Plan made as of December 11, 1997 (incorporated by
                            reference to Exhibit 10.23 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
         10.24*          -- Amendment No. 2 to the Executive Deferred Compensation
                            Plan made as of December 11, 1997 (incorporated by
                            reference to Exhibit 10.24 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
         10.25*          -- Beverly Enterprises, Inc. Non-Employee Director Deferred
                            Compensation Plan (the "Directors' Plan") (incorporated
                            by reference to Exhibit 10.1 to Beverly Enterprises,
                            Inc.'s Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1997)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.26*          -- Amendment No. 1, effective as of December 3, 1997, to the
                            Directors' Plan (incorporated by reference to Exhibit
                            10.26 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1997)
         10.27*          -- Beverly Enterprises, Inc.'s Supplemental Long-Term
                            Disability Plan (incorporated by reference to Exhibit
                            10.24 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1996)
         10.28*          -- Form of Indemnification Agreement between Beverly
                            Enterprises, Inc. and its officers, directors and certain
                            of its employees (incorporated by reference to Exhibit
                            19.14 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1987)
         10.29*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification
                            rights (incorporated by reference to Exhibit 19.5 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.30*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification
                            rights (incorporated by reference to Exhibit 19.6 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.31*          -- Agreement dated December 29, 1986 between Beverly
                            Enterprises, Inc. and Stephens Inc. (incorporated by
                            reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on January 18,
                            1990 (File No. 33-33052))
         10.32*          -- Employment Contract, made as of August 22, 1997, between
                            New Beverly Holdings, Inc. and David R. Banks
                            (incorporated by reference to Exhibit 10.17 to Amendment
                            No. 2 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-1 filed on September 22, 1997 (File
                            No. 333-28521))
         10.33*          -- Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its
                            officers (incorporated by reference to Exhibit 10.20 to
                            Amendment No. 2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on September 22,
                            1997 (File No. 333-28521))
         10.34*          -- Executive Stock Option Agreement, effective as of
                            February 19, 1998, between Beverly Enterprises, Inc. and
                            David R. Banks (incorporated by reference to Exhibit 10.1
                            to Beverly Enterprises, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1998)
         10.35           -- Master Lease Document -- General Terms and Conditions
                            dated December 30, 1985 for Leases between Beverly
                            California Corporation and various subsidiaries thereof
                            as lessees and Beverly Investment Properties, Inc. as
                            lessor (incorporated by reference to Exhibit 10.12 to
                            Beverly California Corporation's Annual Report on Form
                            10-K for the year ended December 31, 1985)
         10.36           -- Agreement dated as of December 29, 1986 among Beverly
                            California Corporation, Beverly Enterprises -- Texas,
                            Inc., Stephens Inc. and Real Properties, Inc.
                            (incorporated by reference to Exhibit 28 to Beverly
                            California Corporation's Current Report on Form 8-K dated
                            December 30, 1986) and letter agreement dated as of July
                            31, 1987 among Beverly Enterprises, Inc., Beverly
                            California Corporation, Beverly Enterprises -- Texas,
                            Inc. and Stephens Inc. with reference thereto
                            (incorporated by reference to Exhibit 19.13 to Beverly
                            Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1987)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.37           -- Participation Agreement, dated as of August 28, 1998,
                            among Vantage Healthcare Corporation, Petersen Health
                            Care, Inc., Beverly Savana Cay Manor, Inc., Beverly
                            Enterprises -- Georgia, Inc., Beverly
                            Enterprises -- California, Inc., Beverly Health and
                            Rehabilitation Services, Inc., Beverly
                            Enterprises -- Arkansas, Inc., Beverly
                            Enterprises -- Florida, Inc. and Beverly
                            Enterprises -- Washington, Inc. as Lessees and Structural
                            Guarantors; Beverly Enterprises, Inc. as Representative,
                            Construction Agent and Parent Guarantor; Bank of Montreal
                            Global Capital Solutions, Inc. as Agent Lessor and
                            Lessor; The Long-Term Credit Bank of Japan, LTD., Los
                            Angeles Agency, Bank of America National Trust and
                            Savings Association and Bank of Montreal, as Lenders; The
                            Long-Term Credit Bank of Japan, LTD., Los Angeles Agency
                            as Arranger; and Bank of Montreal as Co-Arranger and
                            Syndication Agent and Administrative Agent for the
                            Lenders with respect to the Lease Financing of New
                            Headquarters for Beverly Enterprises, Inc., Assisted
                            Living and Nursing Facilities for Beverly Enterprises,
                            Inc.
         10.38           -- Amended and Restated Credit Agreement, dated as of April
                            30, 1998, among Beverly Enterprises, Inc., the Banks
                            listed therein and Morgan Guaranty Trust Company of New
                            York, as Issuing Bank and Agent
         10.39           -- Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc.
                            and Beverly California Corporation (incorporated by
                            reference to Exhibit 10 to Beverly Enterprises, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1992)
         10.40           -- Form of Irrevocable Trust Agreement for the Beverly
                            Enterprises, Inc. Executive Benefits Plan (incorporated
                            by reference to Exhibit 10.55 to Beverly Enterprises,
                            Inc.'s Registration Statement of Form S-4 filed on
                            February 13, 1995 (File No. 33-57663))
         21.1            -- Subsidiaries of Registrant
         23.1            -- Consent of Ernst & Young LLP, Independent Auditors
         27.1            -- Financial Data Schedule for the year ended December 31,
                            1998

---------------

* Exhibits 10.1 through 10.34 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant

Dated: March 25, 1999                       By:     /s/ DAVID R. BANKS
                                              ----------------------------------
                                                        David R. Banks
                                                 Chairman of the Board, Chief
                                                Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


                 /s/ DAVID R. BANKS                    Chairman of the Board, Chief     March 25, 1999
-----------------------------------------------------    Executive Officer and
                   David R. Banks                        Director

               /s/ BOYD W. HENDRICKSON                 President, Chief Operating       March 25, 1999
-----------------------------------------------------    Officer and Director
                 Boyd W. Hendrickson

                /s/ SCOTT M. TABAKIN                   Executive Vice President and     March 25, 1999
-----------------------------------------------------    Chief Financial Officer
                  Scott M. Tabakin

                /s/ PAMELA H. DANIELS                  Vice President, Controller and   March 25, 1999
-----------------------------------------------------    Chief Accounting Officer
                  Pamela H. Daniels

              /s/ BERYL F. ANTHONY, JR.                Director                         March 25, 1999
-----------------------------------------------------
                Beryl F. Anthony, Jr.

                /s/ CAROLYNE K. DAVIS                  Director                         March 25, 1999
-----------------------------------------------------
                  Carolyne K. Davis

                 /s/ JAMES R. GREENE                   Director                         March 25, 1999
-----------------------------------------------------
                   James R. Greene

                /s/ EDITH E. HOLIDAY                   Director                         March 25, 1999
-----------------------------------------------------
                  Edith E. Holiday

                                                       Director                         March 25, 1999
-----------------------------------------------------
                  Jon E. M. Jacoby

                                                       Director                         March 25, 1999
-----------------------------------------------------
               Risa J. Lavizzo-Mourey

               /s/ MARILYN R. SEYMANN                  Director                         March 25, 1999
-----------------------------------------------------
                 Marilyn R. Seymann

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Form of Restated Certificate of Incorporation of New
                            Beverly Holdings, Inc. (incorporated by reference to
                            Exhibit 3.1 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1997)
          3.2            -- Form of Certificate of Amendment of Certificate of
                            Incorporation of New Beverly Holdings Inc., changing its
                            name to Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.2 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
          3.3            -- By-Laws of Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.4 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on June 4, 1997
                            (File No. 333-28521))
          4.1            -- Indenture dated as of February 1, 1996 between Beverly
                            Enterprises, Inc. and Chemical Bank, as Trustee, with
                            respect to Beverly Enterprises, Inc.'s 9% Senior Notes
                            due February 15, 2006 (the "9% Indenture") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Annual Report on Form 10-K for the year ended
                            December 31, 1995)
          4.2            -- Form of Supplemental Indenture No. 2 to the 9% Indenture
                            dated as of November 19, 1997 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on September 8,
                            1997 (File No. 333-35137))
          4.3            -- Indenture dated as of April 1, 1993 (the "First Mortgage
                            Bond Indenture"), among Beverly Enterprises, Inc.,
                            Delaware Trust Company, as Corporate Trustee, and Richard
                            N. Smith, as Individual Trustee, with respect to First
                            Mortgage Bonds (incorporated by reference to Exhibit 4.1
                            to Beverly Enterprises, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1993)
          4.4            -- First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 3/4%
                            First Mortgage Bonds due 2008 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended March 31, 1993)
          4.5            -- Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8%
                            First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
                            Beverly Enterprises, Inc.'s Current Report on Form 8-K
                            dated July 15, 1993) (incorporated by reference to
                            Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
          4.6            -- Trust Indenture dated as of December 1, 1994 from Beverly
                            Funding Corporation, as Issuer, to Chemical Bank, as
                            Trustee (the "Chemical Indenture") (incorporated by
                            reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on February 13,
                            1995 (File No. 33-57663))
          4.7            -- Series Supplement dated as of December 1, 1994 to the
                            Chemical Indenture (incorporated by reference to Exhibit
                            10.46 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
                         In accordance with item 601(b)(4)(iii) of Regulation S-K,
                            certain instruments pertaining to Beverly Enterprises,
                            Inc.'s long-term obligations have not been filed; copies
                            thereof will be furnished to the Securities and Exchange
                            Commission upon request.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1*           -- Beverly Enterprises, Inc. Annual Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to Beverly
                            Enterprises, Inc.'s Registration Statement on Form S-4
                            filed on February 13, 1995 (File No. 33-57663))
         10.2*           -- New Beverly Holdings, Inc. 1997 Long-Term Incentive Plan
                            (the "1997 LTIP") (incorporated by reference to Exhibit
                            4.1 to Beverly Enterprises, Inc.'s Registration Statement
                            on Form S-8 filed on December 8, 1997 (File No.
                            333-41669))
         10.3*           -- Amendment No. 1 to the 1997 LTIP dated as of December 3,
                            1997 (incorporated by reference to Exhibit 10.3 to
                            Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1997)
         10.4*           -- New Beverly Holdings, Inc. Non-Employee Directors' Stock
                            Option Plan (the "Directors' Option Plan") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Registration Statement on Form S-8 filed on
                            December 12, 1997 (File No. 333-42131))
         10.5*           -- Amendment No. 1 to the Directors' Option Plan dated as of
                            December 3, 1997 (incorporated by reference to Exhibit
                            10.5 to Beverly Enterprises, Inc.'s Annual Report on Form
                            10-K for the year ended December 31, 1997)
         10.6*           -- Executive Medical Reimbursement Plan (incorporated by
                            reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1987)
         10.7*           -- Amended and Restated Beverly Enterprises, Inc. Executive
                            Life Insurance Plan and Summary Plan Description (the
                            "Executive Life Plan") (incorporated by reference to
                            Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1993)
         10.8*           -- Amendment No. 1, effective September 29, 1994, to the
                            Executive Life Plan (incorporated by reference to Exhibit
                            10.10 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
         10.9*           -- Executive Physicals Policy (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
         10.10*          -- Amended and Restated Deferred Compensation Plan effective
                            July 18, 1991 (incorporated by reference to Exhibit 10.6
                            to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1991)
         10.11*          -- Amendment No. 1, effective September 29, 1994, to the
                            Deferred Compensation Plan (incorporated by reference to
                            Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
         10.12*          -- Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1987)
         10.13*          -- Amendment No. 1, effective as of July 1, 1991, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1991)
         10.14*          -- Amendment No. 2, effective as of December 12, 1991, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1991)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.15*          -- Amendment No. 3, effective as of July 31, 1992, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1992)
         10.16*          -- Amendment No. 4, effective as of January 1, 1993, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.17*          -- Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.18*          -- Amendment No. 6, effective as of January 1, 1996, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.19*          -- Amendment No. 7, effective as of September 1, 1997, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.20*          -- Amendment No. 8, dated as of December 11, 1997, to the
                            Executive Retirement Plan, changing its name to the
                            "Executive SavingsPlus Plan" (incorporated by reference
                            to Exhibit 10.20 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.21*          -- Beverly Enterprises, Inc.'s Supplemental Executive
                            Retirement Plan effective as of January 1, 1998
                            (incorporated by reference to Exhibit 10.21 to Beverly
                            Enterprises, Inc.'s Annual Report on Form 10-K for the
                            year ended December 31, 1997)
         10.22*          -- Beverly Enterprises, Inc.'s Executive Deferred
                            Compensation Plan (incorporated by reference to Exhibit
                            4.1 to Beverly Enterprises, Inc.'s Registration Statement
                            on Form S-8 filed on December 5, 1997 (File No.
                            333-41673))
         10.23*          -- Amendment No. 1 to the Executive Deferred Compensation
                            Plan made as of December 11, 1997 (incorporated by
                            reference to Exhibit 10.23 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
         10.24*          -- Amendment No. 2 to the Executive Deferred Compensation
                            Plan made as of December 11, 1997 (incorporated by
                            reference to Exhibit 10.24 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
         10.25*          -- Beverly Enterprises, Inc. Non-Employee Director Deferred
                            Compensation Plan (the "Directors' Plan") (incorporated
                            by reference to Exhibit 10.1 to Beverly Enterprises,
                            Inc.'s Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1997)
         10.26*          -- Amendment No. 1, effective as of December 3, 1997, to the
                            Directors' Plan (incorporated by reference to Exhibit
                            10.26 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1997)
         10.27*          -- Beverly Enterprises, Inc.'s Supplemental Long-Term
                            Disability Plan (incorporated by reference to Exhibit
                            10.24 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1996)
         10.28*          -- Form of Indemnification Agreement between Beverly
                            Enterprises, Inc. and its officers, directors and certain
                            of its employees (incorporated by reference to Exhibit
                            19.14 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1987)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.29*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification
                            rights (incorporated by reference to Exhibit 19.5 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.30*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification
                            rights (incorporated by reference to Exhibit 19.6 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.31*          -- Agreement dated December 29, 1986 between Beverly
                            Enterprises, Inc. and Stephens Inc. (incorporated by
                            reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on January 18,
                            1990 (File No. 33-33052))
         10.32*          -- Employment Contract, made as of August 22, 1997, between
                            New Beverly Holdings, Inc. and David R. Banks
                            (incorporated by reference to Exhibit 10.17 to Amendment
                            No. 2 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-1 filed on September 22, 1997 (File
                            No. 333-28521))
         10.33*          -- Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its
                            officers (incorporated by reference to Exhibit 10.20 to
                            Amendment No. 2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on September 22,
                            1997 (File No. 333-28521))
         10.34*          -- Executive Stock Option Agreement, effective as of
                            February 19, 1998, between Beverly Enterprises, Inc. and
                            David R. Banks (incorporated by reference to Exhibit 10.1
                            to Beverly Enterprises, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1998)
         10.35           -- Master Lease Document -- General Terms and Conditions
                            dated December 30, 1985 for Leases between Beverly
                            California Corporation and various subsidiaries thereof
                            as lessees and Beverly Investment Properties, Inc. as
                            lessor (incorporated by reference to Exhibit 10.12 to
                            Beverly California Corporation's Annual Report on Form
                            10-K for the year ended December 31, 1985)
         10.36           -- Agreement dated as of December 29, 1986 among Beverly
                            California Corporation, Beverly Enterprises -- Texas,
                            Inc., Stephens Inc. and Real Properties, Inc.
                            (incorporated by reference to Exhibit 28 to Beverly
                            California Corporation's Current Report on Form 8-K dated
                            December 30, 1986) and letter agreement dated as of July
                            31, 1987 among Beverly Enterprises, Inc., Beverly
                            California Corporation, Beverly Enterprises -- Texas,
                            Inc. and Stephens Inc. with reference thereto
                            (incorporated by reference to Exhibit 19.13 to Beverly
                            Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1987)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.37           -- Participation Agreement, dated as of August 28, 1998,
                            among Vantage Healthcare Corporation, Petersen Health
                            Care, Inc., Beverly Savana Cay Manor, Inc., Beverly
                            Enterprises -- Georgia, Inc., Beverly
                            Enterprises -- California, Inc., Beverly Health and
                            Rehabilitation Services, Inc., Beverly
                            Enterprises -- Arkansas, Inc., Beverly
                            Enterprises -- Florida, Inc. and Beverly
                            Enterprises -- Washington, Inc. as Lessees and Structural
                            Guarantors; Beverly Enterprises, Inc. as Representative,
                            Construction Agent and Parent Guarantor; Bank of Montreal
                            Global Capital Solutions, Inc. as Agent Lessor and
                            Lessor; The Long-Term Credit Bank of Japan, LTD., Los
                            Angeles Agency, Bank of America National Trust and
                            Savings Association and Bank of Montreal, as Lenders; The
                            Long-Term Credit Bank of Japan, LTD., Los Angeles Agency
                            as Arranger; and Bank of Montreal as Co-Arranger and
                            Syndication Agent and Administrative Agent for the
                            Lenders with respect to the Lease Financing of New
                            Headquarters for Beverly Enterprises, Inc., Assisted
                            Living and Nursing Facilities for Beverly Enterprises,
                            Inc.
         10.38           -- Amended and Restated Credit Agreement, dated as of April
                            30, 1998, among Beverly Enterprises, Inc., the Banks
                            listed therein and Morgan Guaranty Trust Company of New
                            York, as Issuing Bank and Agent
         10.39           -- Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc.
                            and Beverly California Corporation (incorporated by
                            reference to Exhibit 10 to Beverly Enterprises, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1992)
         10.40           -- Form of Irrevocable Trust Agreement for the Beverly
                            Enterprises, Inc. Executive Benefits Plan (incorporated
                            by reference to Exhibit 10.55 to Beverly Enterprises,
                            Inc.'s Registration Statement of Form S-4 filed on
                            February 13, 1995 (File No. 33-57663))
         21.1            -- Subsidiaries of Registrant
         23.1            -- Consent of Ernst & Young LLP, Independent Auditors
         27.1            -- Financial Data Schedule for the year ended December 31,
                            1998

---------------

* Exhibits 10.1 through 10.34 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.