Form 10-Q
period 1999-03-31
BEVERLY ENTERPRISES INC
filed 1999-05-14
CIK 1040441

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
         ________


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

                              YES [X]     NO [ ]


        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT APRIL 30, 1999 -- 102,493,655


================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                                 MARCH 31, 1999

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                       ----
         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets.................................................          2
                         Condensed Consolidated Statements of Income...........................................          3
                         Condensed Consolidated Statements of Cash Flows.......................................          4
                         Notes to Condensed Consolidated Financial Statements..................................          5
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................................................          9

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................................         15
         Item 6.  Exhibits and Reports on Form 8-K.............................................................         16

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         1999              1998
                                                                                     ------------      ------------
                                                                                     (UNAUDITED)          (NOTE)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $     19,114       $    17,278
   Accounts receivable - patient, less allowance for doubtful accounts:
     1999--$24,266; 1998--$21,764 ..............................................          474,967           463,822
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
     1999--$474; 1998--$441 ....................................................           22,386            85,585
   Notes receivable ............................................................           20,983            21,075
   Operating supplies ..........................................................           32,167            32,133
   Deferred income taxes .......................................................           54,191            56,512
   Prepaid expenses and other ..................................................           20,190            19,565
                                                                                     ------------       -----------
      Total current assets .....................................................          643,998           695,970
Property and equipment, net of accumulated depreciation and amortization:
    1999--$696,783; 1998--$694,322 .............................................        1,123,626         1,120,315
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1999--$2,902; 1998--$2,921 ...............................................           11,768            21,263
   Designated funds ............................................................            3,761             4,029
   Goodwill, net ...............................................................          225,985           217,066
   Other, net ..................................................................          101,304           101,868
                                                                                     ------------       -----------
      Total other assets .......................................................          342,818           344,226
                                                                                     ------------       -----------
                                                                                     $  2,110,442       $ 2,160,511
                                                                                     ============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................     $     95,445       $    85,533
   Accrued wages and related liabilities .......................................           95,596            96,092
   Accrued interest ............................................................            9,776            12,783
   Other accrued liabilities ...................................................          116,334           134,975
   Current portion of long-term obligations ....................................           52,411            27,773
                                                                                     ------------       -----------
      Total current liabilities ................................................          369,562           357,156
Long-term obligations ..........................................................          810,461           878,270
Deferred income taxes payable ..................................................          115,893           114,962
Other liabilities and deferred items ...........................................           32,940            33,917
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized: 25,000,000 ..............................               --               --
   Common stock, shares issued:  1999--110,380,455; 1998--110,275,714 ..........           11,038            11,028
   Additional paid-in capital ..................................................          876,293           876,383
   Retained earnings (deficit) .................................................            1,125            (4,782)
   Accumulated other comprehensive income ......................................              313               760
   Treasury stock, at cost:  7,886,800 shares ..................................         (107,183)         (107,183)
                                                                                     ------------       -----------
      Total stockholders' equity ...............................................          781,586           776,206
                                                                                     ------------       -----------
                                                                                     $  2,110,442       $ 2,160,511
                                                                                     ============       ===========

NOTE: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  1999          1998
                                                                                ---------     ---------
Net operating revenues ....................................................     $ 633,601     $ 694,400
Interest income ...........................................................         1,428         3,027
                                                                                ---------     ---------
       Total revenues .....................................................       635,029       697,427
Costs and expenses:
  Operating and administrative:
     Wages and related ....................................................       395,669       419,087
     Other ................................................................       183,867       210,180
  Interest ................................................................        16,983        15,488
  Depreciation and amortization ...........................................        24,242        23,118
  Year 2000 remediation ...................................................         2,986           455
  Investigation costs .....................................................         1,905            --
                                                                                ---------     ---------
      Total costs and expenses ............................................       625,652       668,328
                                                                                ---------     ---------
Income before provision for income taxes and cumulative effect of change
  in accounting for start-up costs ........................................         9,377        29,099
Provision for income taxes ................................................         3,470        11,058
                                                                                ---------     ---------

Income before cumulative effect of change in accounting for start-up
  costs....................................................................         5,907        18,041
Cumulative effect of change in accounting for start-up costs, net of income
  tax benefit of $2,811 ...................................................            --        (4,415)
                                                                                ---------     ---------
Net income ................................................................     $   5,907     $  13,626
                                                                                =========     =========

Income (loss) per share of common stock:
  Basic:
       Before cumulative effect of change in accounting for start-up
         costs.............................................................     $    0.06     $    0.17
       Cumulative effect of change in accounting for start-up costs .......            --         (0.04)
                                                                                ---------     ---------
       Net income .........................................................     $    0.06     $    0.13
                                                                                =========     =========
       Shares used to compute per share amounts ...........................       102,480       106,006
                                                                                =========     =========

  Diluted:
       Before cumulative effect of change in accounting for start-up
         costs.............................................................     $    0.06     $    0.17
       Cumulative effect of change in accounting for start-up costs .......            --         (0.04)
                                                                                ---------     ---------
       Net income .........................................................     $    0.06     $    0.13
                                                                                =========     =========
       Shares used to compute per share amounts ...........................       102,693       107,479
                                                                                =========     =========


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                                    1999           1998
                                                                                                 ---------      ---------
Cash flows from operating activities:
       Net income ..........................................................................     $   5,907      $  13,626
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ....................................................        24,242         23,118
          Provision for reserves on patient, notes and other receivables, net ..............         5,155          5,240
          Amortization of deferred financing costs .........................................           549            613
          Cumulative effect of change in accounting for start-up costs .....................            --          7,226
          Losses (gains) on dispositions of facilities and other assets, net ...............         1,957         (2,158)
          Deferred taxes ...................................................................         2,241          5,919
          Net increase (decrease) in insurance related accounts ............................          (831)         6,067
          Changes in operating assets and liabilities, net of acquisitions and dispositions:
              Accounts receivable - patient ................................................       (15,516)       (46,970)
              Operating supplies ...........................................................            32           (362)
              Prepaid expenses and other receivables .......................................        (1,442)         1,974
              Accounts payable and other accrued expenses ..................................        (1,647)        16,953
              Income taxes payable .........................................................        24,786           (104)
              Other, net ...................................................................        (1,078)        (1,877)
                                                                                                 ---------      ---------
                 Total adjustments .........................................................        38,448         15,639
                                                                                                 ---------      ---------
                 Net cash provided by operating activities .................................        44,355         29,265
Cash flows from investing activities:
       Proceeds from dispositions of facilities and other assets ...........................        38,835          2,279
       Payments for acquisitions, net of cash acquired .....................................        (3,521)       (53,715)
       Capital expenditures ................................................................       (25,173)       (31,132)
       Collections on notes receivable .....................................................         8,905            448
       Other, net ..........................................................................       (10,036)        (6,963)
                                                                                                 ---------      ---------
                 Net cash provided by (used for) investing activities ......................         9,010        (89,083)
Cash flows from financing activities:
       Revolver borrowings .................................................................       403,000        164,000
       Repayments of Revolver borrowings ...................................................      (498,000)      (139,000)
       Proceeds from issuance of long-term obligations .....................................        65,000             --
       Repayments of long-term obligations .................................................       (21,449)        (6,268)
       Proceeds from exercise of stock options .............................................           129          2,189
       Deferred financing costs ............................................................          (270)           (19)
       Proceeds from designated funds, net .................................................            61            801
                                                                                                 ---------      ---------
                 Net cash provided by (used for) financing activities ......................       (51,529)        21,703
                                                                                                 ---------      ---------
Net increase (decrease) in cash and cash equivalents .......................................         1,836        (38,115)
Cash and cash equivalents at beginning of period ...........................................        17,278        105,230
                                                                                                 ---------      ---------
Cash and cash equivalents at end of period .................................................     $  19,114      $  67,115
                                                                                                 =========      =========
Supplemental schedule of cash flow information:
    Cash paid (received) during the period for:
       Interest, net of amounts capitalized ................................................     $  19,441      $  17,866
       Income tax payments (refunds), net ..................................................       (23,557)         2,432


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                   (UNAUDITED)


   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

   The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31 (in thousands):

                                                                     1999         1998
                                                                   --------     --------
NUMERATOR:
  Numerator for basic and diluted income per share from
    continuing operations ....................................     $  5,907     $ 18,041
                                                                   ========     ========

DENOMINATOR:
  Denominator for basic income per share - weighted average
    shares ...................................................      102,480      106,006
  Effect of dilutive securities:
    Employee stock options ...................................          213        1,473
                                                                   --------     --------

  Denominator for diluted income per share - adjusted weighted
    average shares and assumed conversions ...................      102,693      107,479
                                                                   ========     ========

Basic income per share .......................................     $   0.06     $   0.17
                                                                   ========     ========

Diluted income per share .....................................     $   0.06     $   0.17
                                                                   ========     ========

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 1999

                                   (UNAUDITED)


   Comprehensive income (loss) includes net income (loss), as well as charges and credits directly to stockholders' equity which are excluded from net income
(loss). The components of comprehensive income, net of income taxes, consist of the following for the three months ended March 31 (in thousands):


                                                                    1999         1998
                                                                  -------      -------
Net income ....................................................   $ 5,907      $13,626
Unrealized gains (losses) on securities, net of income taxes...      (447)         446
                                                                  -------      -------
Comprehensive income ..........................................   $ 5,460      $14,072
                                                                  =======      =======


   Accumulated other comprehensive income, net of income taxes, consists of unrealized gains on securities of $313,000 and $760,000 at March 31, 1999 and December 31, 1998, respectively.

   Results of operations for the first quarter of 1998 have been restated for a cumulative effect adjustment of $4,415,000, net of income taxes, or $0.04 per share, resulting from the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred.

   Certain prior year amounts have been reclassified to conform with the 1999 presentation.

   (ii) The provisions for taxes on income before the cumulative effect of a change in accounting for start-up costs for the three months ended March 31, 1999 and 1998 were based on estimated annual effective tax rates of 37% and 38%, respectively. The Company's estimated annual effective tax rates for 1999 and 1998 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. The provisions for taxes on income before the cumulative effect of a change in accounting for start-up costs consist of the following for the three months ended March 31 (in thousands):


                                                                        1999        1998
                                                                      -------     -------
Federal:
     Current.....................................................     $   792     $ 4,061
     Deferred ...................................................       2,025       4,948

State:
     Current ....................................................         437       1,078
     Deferred ...................................................         216         971
                                                                      -------     -------
                                                                      $ 3,470     $11,058
                                                                      =======     =======

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 1999

                                   (UNAUDITED)


   (iii) During the three months ended March 31, 1999, the Company purchased three outpatient clinics, two home care centers, two nursing facilities (284 beds) and certain other assets for cash of approximately $3,500,000, acquired debt of approximately $8,700,000 and closing and other costs of approximately $1,600,000. The acquisitions of such facilities and other assets were accounted for as purchases. Also during such period, the Company sold or terminated the leases on seven nursing facilities (719 beds), one assisted living center (10 units) and certain other assets for cash proceeds of approximately $3,100,000. The Company did not operate one of these nursing facilities (86 beds) which was leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax losses, which were included in net operating revenues during the first quarter of 1999, of approximately $2,000,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

   (iv) In January 1999, the Company entered into a $65,000,000 promissory note at an annual interest rate of 6.50%, payable in three annual installments beginning in January 2000 and maturing in January 2002. The proceeds from this promissory note were used to pay down Revolver borrowings and is secured by a surety bond.

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

   The Company is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company's independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. In addition, the Company has been notified that a federal grand jury in San Francisco is currently investigating practices which are the subject of the above civil investigation. To date, five current employees of the Company have appeared as witnesses before the grand jury. The Company has cooperated with the United States Attorney's office in its investigation. In addition, the Company's current Medicare fiscal intermediary, Blue Cross of California, is examining cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

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

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 1999

                                   (UNAUDITED)


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

   (vi) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") which provides revised disclosure guidelines for segments of a company based on a management approach to defining operating segments.

      The following table summarizes certain information for each of the Company's operating segments (in thousands):

                                                              BEVERLY        BEVERLY
                                               BEVERLY         CARE         SPECIALTY
                                             HEALTHCARE      ALLIANCE       HOSPITALS    ALL OTHER (1)      TOTALS
                                             ----------     ----------     -----------   -------------    ----------
Three months ended March 31, 1999

  Revenues from external customers .....     $  568,193     $   64,571     $       --     $      837      $  633,601
  Intercompany revenues ................             --         35,977             --          2,677          38,654
  Interest income ......................             71             15             --          1,342           1,428
  Interest expense .....................          6,612            107             --         10,264          16,983
  Depreciation and amortization ........         19,741          3,051             --          1,450          24,242
  Pre-tax income (loss) ................         30,193          2,268             --        (23,084)          9,377
  Total assets .........................      1,572,924        323,946             --        213,572       2,110,442
  Capital expenditures .................         18,646          3,565             --          2,962          25,173

Three months ended March 31, 1998

  Revenues from external customers .....     $  630,153     $   33,649     $   29,231     $    1,367      $  694,400
  Intercompany revenues ................             --          3,579            125          2,526           6,230
  Interest income ......................             82             --             --          2,945           3,027
  Interest expense .....................          7,560              3             48          7,877          15,488
  Depreciation and amortization ........         19,255          1,650            769          1,444          23,118
  Pre-tax income (loss) ................         39,078          2,541            113        (12,633)         29,099
  Total assets .........................      1,525,705        190,178         55,702        360,232       2,131,817
  Capital expenditures .................         20,573          2,115          1,777          6,667          31,132

---------------------

    (1) All Other consists of the operations of the Company's corporate headquarters and related overhead.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1999

                                   (UNAUDITED)


GENERAL

   FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to service its debt obligations, ability to finance growth opportunities, response to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions; the effect of government regulations and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company, including the outcome of the federal government investigation (see "Part II, Item 1. Legal Proceedings"); the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions and capital improvements; the competitive environment in which the Company operates; demographic changes; the ability of the Company and its significant vendors, suppliers and payors to timely locate and correct all relevant computer codes and identify and remediate date-sensitive embedded chips prior to the year 2000; and the availability and cost of labor and materials. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them.

YEAR 2000 REMEDIATION

   GENERAL

   Computer programs and embedded chips that utilize a two digit year in their processing logic may interpret the year "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Through the year 2000 project (the "Y2K Project"), the Company is addressing its own processing logic issues, as well as those of third parties, which may impact the Company.

   In 1996, the Company began a major systems initiative to upgrade or replace all of its integrated financial application software to facilitate the adoption of a new standard chart of accounts. As part of that major initiative, the Company took the necessary steps to upgrade or replace the applications with year 2000 compliant releases of the software whenever possible. For those purchased software applications where the year 2000 release was not available at that time, the upgrades to the compliant releases are being addressed as part of the Y2K Project. The Company has not postponed any of its other significant information technology projects as a result of the Y2K Project.

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

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1999

                                   (UNAUDITED)


   The technology infrastructure component and the applications software component, together, comprise all of the Company's hardware and systems software, as well as all electronic interfaces with external parties. The testing phase for these components is divided into two distinct types of testing, each with its own timetable. The initial phase of year 2000 testing consists of remediating, upgrading, or replacing hardware and software. Upon successful completion of this phase of testing, the application is moved back into the production environment. At that time, the second phase of year 2000 testing is done in a parallel operating environment in which the applications are tested using year 2000 dates. The remediation, upgrade, replacement, and initial testing of all mission critical mainframe hardware and software was substantially complete as of March 31, 1999. Trans-century compliance testing began during the first quarter of 1999 and is expected to continue throughout 1999.

   The third party vendors, suppliers and major customers component of the Y2K Project includes the process of identifying and prioritizing critical vendors, suppliers and customers, and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has completed the inventory phase of this component of the Y2K Project and has initiated formal communications with all of the vendors, suppliers, and customers identified as critical to the Company's operations. During the fourth quarter of 1998, follow-up inquiries were initiated with any critical third parties that did not respond to the first communication, and detailed evaluations of the responses for the most critical third parties were initiated. Based on the data obtained and the detailed evaluations performed, contingency planning began in the fourth quarter of 1998 and will continue throughout 1999. The Company has no means of ensuring that third parties will be year 2000 ready. The inability of third parties to complete their year 2000 resolution process in a timely manner could materially impact the Company. The Company cannot determine the effect of non-compliance by third parties. Due to these and other uncertainties, as part of the Company's contingency planning process, the Company is taking appropriate measures to ensure that an uninterrupted supply of critical products is available into the new century, including additional monitoring of the Company's critical third party vendors and suppliers, replacing vendors and suppliers where necessary and increasing inventories when possible.

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

   COSTS

   The Company has, and will continue to, utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the Company's Y2K Project is estimated at approximately $41,100,000 and is being funded through operating cash flows. The total amount expended on the Y2K Project through March 31, 1999 was approximately $13,900,000 ($12,700,000 expensed and $1,200,000 capitalized for new systems and equipment), related to the activities completed to date for all components and phases of the Y2K Project. Of the total remaining Y2K Project costs, $13,200,000 is attributable to the purchase of new hardware, software and operating equipment, which will be capitalized. The remaining $14,000,000 relates to remediation of hardware, software, and operating equipment, and will be expensed as incurred.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1999

                                   (UNAUDITED)


   RISKS

   The failure to correct a material year 2000 problem could result in significant disruptions in, or failures of, normal business activities. Due to the general uncertainty inherent in the year 2000 problem, due in part to the uncertainty of the year 2000 readiness of third party vendors, suppliers and customers, the Company is unable to determine at this time if it will be impacted by year 2000 disruptions or failures, or whether the consequences of such year 2000 disruptions or failures will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company believes that, with the completion of all phases of each component of the Y2K Project as scheduled, the possibility of significant disruptions of normal operations should be significantly reduced. However, in the event that the Company fails to complete the remaining phases of any component of the Y2K Project, a possible worst case scenario might be that the Company would be unable to provide uninterrupted service to its patients, invoice customers, or collect payments. In addition, due to the Company's dependence on Medicare and Medicaid revenue sources, disruptions in the processing and payment of Medicare or Medicaid claims could also materially adversely affect the Company. The General Accounting Office has reported that the Health Care Financing Administration, which runs Medicare, is behind schedule in taking steps to deal with the year 2000 issue, and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. The Company does not know at this time whether there will in fact be a disruption of Medicare or Medicaid reimbursements and is, therefore, unable to determine the impact on the Company, its operations or cash flows. In addition, the Company could be subject to litigation for equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    The Company is in the process of developing contingency plans for certain critical applications and will continue development of such plans for all other applications throughout 1999. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and staffing adjustments.

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

OPERATING RESULTS

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

   RESULTS OF OPERATIONS

   Net income was $5,907,000 for the first quarter of 1999, as compared to net income of $13,626,000 for the same period in 1998. Results of operations for the first quarter of 1998 have been restated for a cumulative effect adjustment of $4,415,000, net of income taxes, resulting from the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. Income before provision for income taxes and cumulative effect of change in accounting for start-up costs was $9,377,000 for the first quarter of 1999, as compared to $29,099,000 for the same period in 1998. The Company had an estimated annual effective tax rate of 37% and 38% for the quarters ended March 31, 1999 and 1998, respectively. The Company's estimated annual effective tax rates for 1999 and 1998 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1999

                                   (UNAUDITED)


   NET OPERATING REVENUES

   The Company reported net operating revenues of $633,601,000 during the first quarter of 1999 compared to $694,400,000 for the same period in 1998. Approximately 90% and 91% of the Company's total net operating revenues for the quarters ended March 31, 1999 and 1998, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The decrease in net operating revenues of approximately $60,800,000 for the first quarter of 1999, as compared to the same period in 1998, consists of the following: a decrease of approximately $60,000,000 due to the disposition of, or lease terminations on, seven nursing facilities and one assisted living center in 1999 and 26 nursing facilities and American Transitional Hospitals, Inc. ("ATH"), which operated as Beverly Specialty Hospitals, in 1998; a decrease of approximately $47,700,000 due to facilities which the Company operated during each of the quarters ended March 31, 1999 and 1998 ("same facility operations"); partially offset by an increase of approximately $46,900,000 due to the acquisitions of nursing facilities and outpatient and home care businesses during 1999 and 1998.

   The decrease in net operating revenues of approximately $60,000,000 for the first quarter of 1999, as compared to the same period in 1998, resulting from dispositions and lease terminations that occurred during the three months ended March 31, 1999 and the year ended December 31, 1998 are described below. During the three months ended March 31, 1999, the Company sold or terminated the leases on seven nursing facilities (719 beds), one assisted living center (10 units) and certain other assets for cash proceeds of approximately $3,100,000. The Company did not operate one of these nursing facilities (86 beds) which was leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax losses, which were included in net operating revenues during the three months ended March 31, 1999, of approximately $2,000,000 as a result of these dispositions. During the year ended December 31, 1998, the Company sold or terminated the leases on 26 nursing facilities (3,203 beds) and certain other assets for cash proceeds of approximately $52,500,000, notes receivable of approximately $21,300,000, assumed debt of approximately $4,600,000 and closing and other costs of approximately $2,300,000. The Company did not operate seven of these nursing facilities (893 beds) which were leased to other nursing home operators in prior year transactions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

   In June 1998, the Company completed the sale of its ATH subsidiary to Select Medical Corporation for cash proceeds of approximately $65,300,000 and assumed debt of approximately $2,400,000. Prior to the sale, ATH operated 15 transitional hospitals (743 beds) in eight states which addressed the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The operations of ATH were immaterial to the Company's consolidated financial position and results of operations.

   The decrease in net operating revenues of approximately $47,700,000 for same facility operations for the first quarter of 1999, as compared to the same period in 1998, was due to the following: approximately $60,000,000 decrease due to the impact of the Medicare prospective payment system ("PPS") and other provisions of the Balanced Budget Act of 1997, a decline in same facility occupancy, and a shift in the Company's patient mix; partially offset by an increase of approximately $12,300,000 due primarily to increases in Medicaid and private room and board rates. The Company's same facility occupancy was 88.2% for the first quarter of 1999, as compared to 89.3% for the same period in 1998. The Company's Medicare, private and Medicaid census for same facility operations was 9%, 20% and 70%, respectively, for the first quarter of 1999, as compared to 12%, 20% and 67%, respectively, for the same period in 1998.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1999

                                   (UNAUDITED)


   The increase in net operating revenues of approximately $46,900,000 for the first quarter of 1999, as compared to the same period in 1998, resulting from acquisitions which occurred during the three months ended March 31, 1999 and the year ended December 31, 1998 are described below. During the three months ended March 31, 1999, the Company purchased three outpatient clinics, two home care centers, two nursing facilities (284 beds) and certain other assets for cash of approximately $3,500,000, acquired debt of approximately $8,700,000 and closing and other costs of approximately $1,600,000. During the year ended December 31, 1998, the Company purchased 111 outpatient clinics, 50 home care centers, eight nursing facilities (823 beds), one assisted living center (48 units), two previously leased nursing facilities (228 beds) and certain other assets for cash of approximately $163,200,000, acquired debt of approximately $8,000,000 and closing and other costs of approximately $7,000,000. The acquisitions of such facilities and other assets were accounted for as purchases. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

   OPERATING AND ADMINISTRATIVE EXPENSES

   The Company reported operating and administrative expenses of $579,536,000 during the first quarter of 1999 compared to $629,267,000 for the same period in 1998. The decrease of approximately $49,700,000 consists of the following: a decrease of approximately $51,800,000 due to dispositions; a decrease of approximately $43,100,000 due to same facility operations; partially offset by an increase of approximately $45,200,000 due to acquisitions. (See above for a discussion of dispositions and acquisitions).

   The decrease in operating and administrative expenses of approximately $43,100,000 for same facility operations for the first quarter of 1999, as compared to the same period in 1998, was due primarily to a decline in the Company's Medicare census, as well as a decline in same facility occupancy, and consists of the following: approximately $17,400,000 due to a decrease in contracted therapy expenses; approximately $17,100,000 due to a decrease in wages and related expenses; and approximately $8,600,000 due primarily to decreases in purchased ancillary products, nursing supplies and other variable costs.

   INTEREST EXPENSE, NET

   Interest income decreased approximately $1,600,000 to $1,428,000 for the first quarter of 1999, as compared to $3,027,000 for the same period in 1998 primarily due to a decrease in invested funds resulting from the sale of securities in conjunction with a loss portfolio transfer transaction during the fourth quarter of 1998. Interest expense increased approximately $1,500,000 to $16,983,000 for the first quarter of 1999, as compared to $15,488,000 for the same period in 1998 primarily due to an increase in net borrowings under the Revolver/Letter of Credit Facility during the first quarter of 1999 as compared to the same period in 1998.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense increased approximately $1,100,000 to $24,242,000 for the first quarter of 1999, as compared to $23,118,000 for the same period in 1998. Such increase was affected by the following: approximately $2,700,000 increase due to acquisitions, as well as capital additions and improvements; partially offset by a decrease of approximately $1,600,000 due to dispositions of, or lease terminations on, certain nursing facilities and ATH.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1999

                                   (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1999, the Company had approximately $19,100,000 in cash and cash equivalents and net working capital of approximately $274,400,000. The Company anticipates that approximately $1,600,000 of its existing cash at March 31, 1999, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims and expenses, and the Company does not expect to use such cash for other purposes. The Company had approximately $191,200,000 of unused commitments under its Revolver/Letter of Credit Facility as of March 31, 1999.

   Net cash provided by operating activities for the first quarter of 1999 was approximately $44,300,000, an increase of approximately $15,100,000 from the prior year primarily as a result of certain income tax refunds received during the first quarter of 1999. Net cash provided by investing activities and net cash used for financing activities were approximately $9,000,000 and $51,500,000, respectively, for the first quarter of 1999. The Company received net cash proceeds of approximately $65,000,000 from the issuance of long-term obligations and approximately $38,800,000 from the dispositions of facilities and other assets. Such net cash proceeds, along with cash generated from operations and cash on hand, were used to repay approximately $95,000,000 of net borrowings under its Revolver/Letter of Credit Facility, to fund capital expenditures totaling approximately $25,200,000, to repay approximately $21,400,000 of long-term obligations, and to fund acquisitions of approximately $3,500,000.

   In January 1999, the Company entered into a $65,000,000 promissory note at an annual interest rate of 6.50%, payable in three annual installments beginning in January 2000 and maturing in January 2002. The proceeds from this promissory note were used to pay down Revolver borrowings and is secured by a surety bond.

   The Company has a $125,000,000 financing arrangement available for the construction of certain facilities. The Company will lease the facilities, under operating leases with the creditor, upon completion of construction. The Company will have the option to purchase these facilities at the end of the initial lease terms at fair market value. Total construction advances under the financing arrangement as of March 31, 1999 were approximately $73,500,000.

   The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $52,400,000, to make normal recurring capital additions and improvements of approximately $102,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending March 31, 2000.

   Any settlement of the federal government investigation could result in a substantial additional liability for the Company. The timing and amount of such ultimate liability cannot, at this time, be reasonably estimated; however, it is possible that the ultimate resolution of this investigation could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. There can be no assurances that the Company would have the financial resources available to pay any liabilities that may arise from this investigation. See "Part II, Item 1. Legal Proceedings."

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                                 MARCH 31, 1999

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

   The Company is the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1997. The federal government has not disclosed the origin of this investigation. The investigation is being conducted by the Office of Inspector General of the Department of Health and Human Services and by the Department of Justice. The Company has received subpoenas and has provided substantial information voluntarily. The Company's independent auditors, Ernst & Young LLP, also received a subpoena relating to its evaluation of the Company's internal controls. In addition, the Company has been notified that a federal grand jury in San Francisco is currently investigating practices which are the subject of the above civil investigation. To date, five current employees of the Company have appeared as witnesses before the grand jury. The Company has cooperated with the United States Attorney's office in its investigation. In addition, the Company's current Medicare fiscal intermediary, Blue Cross of California, is examining cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

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

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 1999

                                   (UNAUDITED)


ITEM 6(a).  EXHIBITS

    EXHIBIT
    NUMBER            DESCRIPTION
    -------           -----------
    27.1              Financial Data Schedule for the three months ended March 31, 1999

    27.2              Restated Financial Data Schedule for the three months ended March 31, 1998

ITEM 6(b). REPORTS ON FORM 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BEVERLY ENTERPRISES, INC.
                                       Registrant




Dated:  May 14, 1999                   By: /s/ PAMELA H. DANIELS
                                           ------------------------------------
                                                  Pamela H. Daniels
                                              Vice President, Controller
                                              and Chief Accounting Officer