Form 10-Q
period 1999-06-30
BEVERLY ENTERPRISES INC
filed 1999-08-20
CIK 1040441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            TO
         ---  ---

                         COMMISSION FILE NUMBER 1-9550


                           BEVERLY ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                          62-1691861
  (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

     5111 ROGERS AVENUE, SUITE 40-A
         FORT SMITH, ARKANSAS                                 72919-0155
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

       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT JULY 30, 1999 -- 102,495,556


================================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1999

                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                          PAGE

         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets ......................      2
                         Condensed Consolidated Statements of Operations ............      3
                         Condensed Consolidated Statements of Cash Flows ............      4
                         Notes to Condensed Consolidated Financial Statements .......      5
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ............................     12

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings .................................................     20
         Item 4.  Submission of Matters to a Vote of Security Holders ...............     22
         Item 6.  Exhibits and Reports on Form 8-K ..................................     22

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1999             1998
                                                                                -----------      -----------
                                                                                (UNAUDITED)         (NOTE)
                                        ASSETS
Current assets:
   Cash and cash equivalents ..............................................     $     8,169      $    17,278
   Accounts receivable - patient, less allowance for doubtful accounts:
      1999 - $63,428; 1998 - $21,764 ......................................         370,229          463,822
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
      1999 - $691; 1998 - $441 ............................................          24,161           85,585
   Notes receivable .......................................................          21,280           21,075
   Operating supplies .....................................................          32,577           32,133
   Deferred income taxes ..................................................          45,827           56,512
   Prepaid expenses and other .............................................          16,247           19,565
                                                                                -----------      -----------
         Total current assets .............................................         518,490          695,970
Property and equipment, net of accumulated depreciation and amortization:
   1999 - $733,862; 1998 - $694,322 .......................................       1,109,340        1,120,315
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1999 - $2,465; 1998 - $2,921 ........................................           9,777           21,263
   Designated funds .......................................................           3,845            4,029
   Goodwill, net ..........................................................         229,967          217,066
   Other, net .............................................................         119,395          101,868
                                                                                -----------      -----------
         Total other assets ...............................................         362,984          344,226
                                                                                -----------      -----------
                                                                                $ 1,990,814      $ 2,160,511
                                                                                ===========      ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................................     $    92,543      $    85,533
   Accrued wages and related liabilities ..................................          93,227           96,092
   Accrued interest .......................................................          13,992           12,783
   Other accrued liabilities ..............................................         150,587          134,975
   Current portion of long-term debt ......................................          52,791           27,773
                                                                                -----------      -----------
         Total current liabilities ........................................         403,140          357,156
Long-term debt ............................................................         746,982          878,270
Deferred income taxes payable .............................................          38,571          114,962
Other liabilities and deferred items ......................................         136,202           33,917
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000 ........................             --              --
   Common stock, shares issued:  1999 - 110,380,455; 1998 - 110,275,714 ...          11,038           11,028
   Additional paid-in capital .............................................         876,084          876,383
   Accumulated deficit.....................................................        (114,732)          (4,782)
   Accumulated other comprehensive income .................................             712              760
   Treasury stock, at cost:  7,886,800 shares .............................        (107,183)        (107,183)
                                                                                -----------      -----------
         Total stockholders' equity .......................................         665,919          776,206
                                                                                -----------      -----------
                                                                                $ 1,990,814      $ 2,160,511
                                                                                ===========      ===========

NOTE: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  ----------------------------     ----------------------------
                                                                            JUNE 30,                         JUNE 30,
                                                                      1999            1998            1999              1998
                                                                  -----------      -----------     -----------      -----------
Net operating revenues ......................................     $   632,751      $   715,415     $ 1,266,352      $ 1,409,815
Interest income .............................................             927            2,233           2,355            5,260
                                                                  -----------      -----------     -----------      -----------
          Total revenues ....................................         633,678          717,648       1,268,707        1,415,075

Costs and expenses:
    Operating and administrative:
       Wages and related ....................................         392,297          437,135         787,966          856,222
       Other ................................................         178,832          207,620         362,699          417,800
    Interest ................................................          17,045           16,593          34,028           32,081
    Depreciation and amortization ...........................          24,600           23,118          48,842           46,236
    Special charges related to tentative settlements of
       federal government investigations ....................         199,043              --         199,043              --
    Year 2000 remediation ...................................           4,263            1,379           7,249            1,834
    Investigation costs .....................................           1,499              --           3,404              --
                                                                  -----------      -----------     -----------      -----------
          Total costs and expenses ..........................         817,579          685,845       1,443,231        1,354,173
                                                                  -----------      -----------     -----------      -----------

Income (loss) before provision for (benefit from) income
    taxes and cumulative effect of change in accounting for
    start-up costs ..........................................        (183,901)          31,803        (174,524)          60,902
Provision for (benefit from) income taxes ...................         (68,044)          10,258         (64,574)          21,316
                                                                  -----------      -----------     -----------      -----------

Income (loss) before cumulative effect of change in
    accounting for start-up costs ...........................        (115,857)          21,545        (109,950)          39,586
Cumulative effect of change in accounting for start-up costs,
    net of income tax benefit of $2,811 .....................             --              --             --           (4,415)
                                                                  -----------      -----------     -----------      -----------
Net income (loss) ...........................................     $  (115,857)     $    21,545     $  (109,950)     $    35,171
                                                                  ===========      ===========     ===========      ===========

Income (loss) per share of common stock:
    Basic:
       Before cumulative effect of change in accounting
          for start-up costs ................................     $     (1.13)     $      0.21     $     (1.07)     $      0.38
       Cumulative effect of change in accounting for
          start-up costs ....................................             --              --             --               (0.04)
                                                                  -----------      -----------     -----------      -----------
       Net income (loss) ....................................     $     (1.13)     $      0.21     $     (1.07)     $      0.34
                                                                  ===========      ===========     ===========      ===========
       Shares used to compute per share amounts .............         102,494          103,682         102,487          104,838
                                                                  ===========      ===========     ===========      ===========

    Diluted:
       Before cumulative effect of change in accounting
          for start-up costs ................................     $     (1.13)     $      0.20     $     (1.07)     $      0.37
       Cumulative effect of change in accounting for
          start-up costs ....................................             --              --             --               (0.04)
                                                                  -----------      -----------     -----------      -----------
       Net income (loss) ....................................     $     (1.13)     $      0.20     $     (1.07)     $      0.33
                                                                  ===========      ===========     ===========      ===========
       Shares used to compute per share amounts .............         102,494          105,112         102,487          106,289
                                                                  ===========      ===========     ===========      ===========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                  (UNAUDITED)

                                 (IN THOUSANDS)




                                                                                                  1999           1998
                                                                                               ---------      ---------
Cash flows from operating activities:
   Net income (loss) .....................................................................     $(109,950)     $  35,171
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization .......................................................        48,842         46,236
     Provision for reserves on patient, notes and other receivables, net .................        11,176          9,495
     Amortization of deferred financing costs ............................................         1,066          1,207
     Special charges related to tentative settlements of federal government
         investigations ..................................................................       199,043            --
     Cumulative effect of change in accounting for start-up costs ........................           --          7,226
     Losses (gains) on dispositions of facilities and other assets, net ..................         2,563        (15,160)
     Deferred taxes ......................................................................       (66,929)         9,509
     Net increase (decrease) in insurance related accounts ...............................         3,086        (19,959)
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
       Accounts receivable - patient .....................................................       (28,178)       (46,992)
       Operating supplies ................................................................          (388)          (391)
       Prepaid expenses and other receivables ............................................           953          1,690
       Accounts payable and other accrued expenses .......................................        (3,645)        16,599
       Income taxes payable ..............................................................        23,745         (6,350)
       Other, net ........................................................................        (5,696)           311
                                                                                               ---------      ---------
         Total adjustments ...............................................................       185,638          3,421
                                                                                               ---------      ---------
         Net cash provided by operating activities .......................................        75,688         38,592
Cash flows from investing activities:
     Proceeds from dispositions of facilities and other assets ...........................        39,308         67,274
     Payments for acquisitions, net of cash acquired .....................................        (4,160)      (127,632)
     Capital expenditures ................................................................       (51,439)       (63,539)
     Collections on notes receivable .....................................................        10,982            764
     Other, net ..........................................................................       (13,807)       (11,793)
                                                                                               ---------      ---------

          Net cash used for investing activities .........................................       (19,116)      (134,926)
Cash flows from financing activities:
     Revolver borrowings .................................................................       678,000        571,000
     Repayments of Revolver borrowings ...................................................      (799,000)      (476,000)
     Proceeds from issuance of long-term debt ............................................       125,820            --
     Repayments of long-term debt ........................................................       (69,315)       (16,286)
     Purchase of common stock for treasury ...............................................           --        (49,263)
     Proceeds from exercise of stock options .............................................           129          2,977
     Deferred financing costs ............................................................        (1,293)          (582)
     Proceeds from designated funds, net .................................................           (22)           731
                                                                                               ---------      ---------
         Net cash provided by (used for) financing activities ............................       (65,681)        32,577
                                                                                               ---------      ---------
Net decrease in cash and cash equivalents ................................................        (9,109)       (63,757)
Cash and cash equivalents at beginning of period .........................................        17,278        105,230
                                                                                               ---------      ---------
Cash and cash equivalents at end of period ...............................................     $   8,169      $  41,473
                                                                                               =========      =========

Supplemental schedule of cash flow information:
   Cash paid (received) during the period for:
     Interest, net of amounts capitalized ................................................     $  31,753      $  31,464
     Income tax payments (refunds), net ..................................................       (21,390)        15,346


                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                  (UNAUDITED)


         (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

         The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three-month and six-month periods ended June 30 (in thousands):

                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                  --------------------------     --------------------------
                                                                      1999            1998           1999            1998
                                                                  ------------      --------     ------------      --------
NUMERATOR:
   Numerator for basic and diluted income (loss) per share
     from continuing operations .............................     $   (115,857)     $ 21,545     $   (109,950)     $ 39,586
                                                                  ============      ========     ============      ========

DENOMINATOR:
   Denominator for basic income (loss) per share - weighted
     average shares .........................................          102,494       103,682          102,487       104,838
   Effect of dilutive securities:
     Employee stock options .................................             --           1,430             --           1,451
                                                                  ------------      --------     ------------      --------

   Denominator for diluted income (loss) per share - adjusted
     weighted average shares and assumed conversions ........          102,494       105,112          102,487       106,289
                                                                  ============      ========     ============      ========

   Basic income (loss) per share ............................     $      (1.13)     $   0.21     $      (1.07)     $   0.38
                                                                  ============      ========     ============      ========

   Diluted income (loss) per share ..........................     $      (1.13)     $   0.20     $      (1.07)     $   0.37
                                                                  ============      ========     ============      ========

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1999

                                  (UNAUDITED)


         Comprehensive income (loss) includes net income (loss), as well as charges and credits directly to stockholders' equity which are excluded from net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three-month and six-month periods ended June 30 (in thousands):

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                 ------------------------     ------------------------
                                                                    1999           1998         1999            1998
                                                                 ---------      ---------     ---------      ---------
Net income (loss) ..........................................     $(115,857)     $  21,545     $(109,950)     $  35,171
Unrealized gains (losses) on securities, net of income
  taxes.....................................................           399           (269)          (48)           177
                                                                 ---------      ---------     ---------      ---------
Comprehensive income (loss) ................................     $(115,458)     $  21,276     $(109,998)     $  35,348
                                                                 =========      =========     =========      =========


         Accumulated other comprehensive income, net of income taxes, consists of unrealized gains on securities of $712,000 and $760,000 at June 30, 1999 and December 31, 1998, respectively.

         Results of operations for the six months ended June 30, 1998 have been restated for a cumulative effect adjustment of $4,415,000, net of income taxes, or $0.04 per share, resulting from the adoption, effective January 1, 1998, of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred.

         Certain prior year amounts have been reclassified to conform with the 1999 presentation.

         (ii) The provision for (benefit from) taxes on income (loss) before the cumulative effect of a change in accounting for start-up costs for the three-month and six-month periods ended June 30, 1999 and 1998 were based on estimated annual effective tax rates of 37% and 38%, respectively. The Company's estimated annual effective tax rates for 1999 and 1998 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. The Company's net deferred tax assets at June 30, 1999 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe that a deferred tax valuation allowance is necessary at June 30, 1999. The provision for (benefit from) taxes on income (loss) before the cumulative effect of a change in accounting for start-up costs consists of the following for the three-month and six-month periods ended June 30 (in thousands):


                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                JUNE 30,                    JUNE 30,
                         ----------------------      ----------------------
                           1999          1998          1999          1998
                         --------      --------      --------      --------
     Federal:
       Current .....     $   (792)     $  5,276      $     --      $  9,337
       Deferred ....      (61,237)        2,877       (59,212)        7,825


     State:
       Current .....        1,918         1,392         2,355         2,470
       Deferred ....       (7,933)          713        (7,717)        1,684
                         --------      --------      --------      --------
                         $(68,044)     $ 10,258      $(64,574)     $ 21,316
                         ========      ========      ========      ========

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1999

                                  (UNAUDITED)


         (iii) During the six months ended June 30, 1999, the Company purchased three outpatient clinics, two home care centers, two nursing facilities (284 beds) and certain other assets for cash of approximately $3,500,000, acquired debt of approximately $8,700,000 and closing and other costs of approximately $1,600,000. The acquisitions of such facilities and other assets were accounted for as purchases. Also during such period, the Company sold or terminated the leases on seven nursing facilities (719 beds), one assisted living center (10 units), seven home care centers and certain other assets for cash proceeds of approximately $4,400,000. The Company did not operate one of these nursing facilities (86 beds) which was leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax losses, which were included in net operating revenues during the six months ended June 30, 1999, of approximately $2,600,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

         (iv) In January 1999, the Company entered into a $65,000,000 promissory note at an annual interest rate of 6.50%, payable in three annual installments beginning in January 2000 and maturing in January 2002. The proceeds from this promissory note were used to pay down Revolver borrowings and is secured by a surety bond. In addition, during the six months ended June 30, 1999, the Company entered into promissory notes totaling approximately $10,820,000 in conjunction with the construction of certain nursing facilities. Such debt instruments bear interest at rates ranging from 7.75% to 8.00%, require monthly installments of principal and interest and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

         In June 1999, the Company refinanced its Medium Term Notes, increasing its borrowings from $40,000,000 to $50,000,000. The Medium Term Notes are collateralized by patient accounts receivable, which are sold by Beverly Health and Rehabilitation Services, Inc. ("BHRS") (currently operating as Beverly Healthcare), a wholly-owned subsidiary of the Company, to Beverly Funding Corporation, a wholly-owned bankruptcy remote subsidiary of the Company. As a result of this refinancing, the Company was required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") to deconsolidate Beverly Funding Corporation. SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. It requires companies to recognize the financial and servicing assets it controls and the liabilities it has incurred and to deconsolidate financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. Deconsolidation of Beverly Funding Corporation, which had total assets of approximately $74,200,000, total liabilities of approximately $55,800,000 and total stockholder's equity of approximately $18,400,000 at June 30, 1999, caused a reduction in the Company's accounts receivable-patient and long-term debt. In addition, the Company recorded its ongoing investment in Beverly Funding Corporation as an increase in other, net assets. During July 1999, the Company, through BHRS, sold $25,000,000 of patient accounts receivable and made a capital contribution of $5,000,000 to Beverly Funding Corporation. The net proceeds of $20,000,000 are expected to be used in conjunction with additional borrowings under its Revolver/Letter of Credit Facility to make the initial $30,000,000 payment under the tentative civil and criminal settlements (see Notes vi and vii).

         (v) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") which provides revised disclosure guidelines for segments of a company based on a management approach to defining operating segments.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1999

                                  (UNAUDITED)


         The following table summarizes certain information for each of the Company's operating segments (in thousands):

                                                            BEVERLY        BEVERLY
                                            BEVERLY          CARE         SPECIALTY
                                          HEALTHCARE       ALLIANCE      HOSPITALS(1)      ALL OTHER(2)              TOTALS
                                         -----------     -----------     -----------      -----------      -----------
Three months ended June 30, 1999

Revenues from external customers ...     $   567,092     $    64,638     $      --        $     1,021      $   632,751
Intercompany revenues ..............            --            34,951            --              2,939           37,890
Interest income ....................              37              15            --                875              927
Interest expense ...................           6,701             120            --             10,224           17,045
Depreciation and amortization ......          19,742           3,354            --              1,504           24,600
Pre-tax income (loss) ..............          27,874           9,701            --           (221,476)        (183,901)
Total assets .......................       1,532,574         326,242            --            131,998        1,990,814
Capital expenditures ...............          20,855           2,717            --              2,694           26,266

Three months ended June 30, 1998

Revenues from external customers ...     $   632,058     $    44,525     $    32,544      $     6,288      $   715,415
Intercompany revenues ..............            --             3,496             414            2,698            6,608
Interest income ....................              75            --                 3            2,155            2,233
Interest expense ...................           7,489              12              45            9,047           16,593
Depreciation and amortization ......          19,370           1,882             809            1,057           23,118
Pre-tax income (loss) ..............          47,728           2,095            (783)         (17,237)          31,803
Total assets .......................       1,517,649         197,049            --            425,366        2,140,064
Capital expenditures ...............          20,208           3,098           3,160            5,941           32,407

Six months ended June 30, 1999

Revenues from external customers ...     $ 1,135,285     $   129,209     $      --        $     1,858      $ 1,266,352
Intercompany revenues ..............            --            70,928            --              5,616           76,544
Interest income ....................             108              30            --              2,217            2,355
Interest expense ...................          13,313             227            --             20,488           34,028
Depreciation and amortization ......          39,483           6,405            --              2,954           48,842
Pre-tax income (loss) ..............          58,067          11,969            --           (244,560)        (174,524)
Total assets .......................       1,532,574         326,242            --            131,998        1,990,814
Capital expenditures ...............          39,501           6,282            --              5,656           51,439

Six months ended June 30, 1998

Revenues from external customers ...     $ 1,262,211     $    78,174     $    61,775      $     7,655      $ 1,409,815
Intercompany revenues ..............            --             7,075             539            5,224           12,838
Interest income ....................             157            --                 3            5,100            5,260
Interest expense ...................          15,049              15              93           16,924           32,081
Depreciation and amortization ......          38,625           3,532           1,578            2,501           46,236
Pre-tax income (loss) ..............          86,806           4,636            (670)         (29,870)          60,902
Total assets .......................       1,517,649         197,049            --            425,366        2,140,064
Capital expenditures ...............          40,781           5,213           4,937           12,608           63,539

-----------
(1)The Company completed the sale of Beverly Specialty Hospitals in June 1998.
(2) All Other consists of the operations of the Company's corporate headquarters and related overhead, as well as certain other non-operating costs and expenses.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1999

                                  (UNAUDITED)


         (vi) The Company has been the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998. The investigation has been conducted by the Office of Inspector General of the Department of Health and Human Services and by the U.S. Department of Justice. In addition, a federal grand jury in San Francisco has investigated business practices which are the subject of the above civil investigation. In addition, the Company's current Medicare fiscal intermediary, Blue Cross of California, is examining cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

         In late July 1999, the Company reached a tentative understanding with the U.S. Department of Justice to settle the civil and criminal aspects of all investigations by the federal government and its fiscal intermediary into the allocation of nursing labor hours to the Medicare program from 1990 to 1998 (the "Allocation Investigations"). The proposed civil and criminal settlements are subject to completion and execution of definitive settlement documents, satisfaction of certain conditions and court approval.

         If the tentative civil settlement is consummated, the Company would be obligated to reimburse the federal government $170,000,000 as follows: (i) $25,000,000 within 30 days of signing the definitive civil settlement agreement; and (ii) $145,000,000 to be withheld from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. In addition, the Company would agree to resubmit certain Medicare filings to reflect reduced direct labor costs.

         If the tentative criminal settlement is consummated, a subsidiary of the Company would pay a fine of $5,000,000. The effect of this settlement would be to exclude such subsidiary's nursing facilities from the Medicare and Medicaid programs. It is expected that this will affect no more than ten nursing facilities.

         On July 6, 1999, an amended complaint was filed by the plaintiffs in the previously disclosed purported class action lawsuit pending against the Company and certain of its officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). The amended complaint asserts claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that are the subject of the Allocation Investigations. Due to the preliminary state of the Class Action and the fact the amended complaint does not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action.

         In addition, since July 29, 1999, five derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware (Norman M. Lyons v. David R. Banks, et. al., Case No. OT94-4041, filed in the Chancery Court of Pulaski County, Arkansas (4th Division) filed on or about July 29, 1999; James
L. Laurita v. David R. Banks, et. al., Case No. 17348NC, filed in the Delaware Chancery Court on or about August 2, 1999; Elles Trading Company v. David R. Banks, et. al., filed in the Superior Court for San Francisco County, California on or about August 4, 1999; Kenneth Abbey v. David R. Banks, et. al., Case No. 17352NC filed in the Delaware Chancery Court on or about August 4, 1999; Alan Friedman v. David R. Banks, et. al., Case No. 17355NC filed in the Delaware Chancery Court on or about August 9, 1999 - collectively, the "Derivative Lawsuits"). The Derivative Lawsuits, which each name the Company as a nominal defendant, allege claims for breach of fiduciary duties to the Company and its stockholders arising out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1999

                                  (UNAUDITED)


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

         (vii) In late July 1999, the Company reached a tentative understanding with the U.S. Department of Justice to settle the Allocation Investigations (See
Note vi). As a result, during the second quarter ended June 30, 1999, the Company recorded a special pre-tax charge of approximately $199,000,000 ($125,400,000, net of income taxes, or $1.22 per share diluted) which includes:
(i) provisions totaling approximately $128,800,000 representing the net present value of the tentative civil and criminal settlements; (ii) impairment losses of approximately $17,000,000 on certain nursing facilities which would be excluded from the Medicare and Medicaid programs in conjunction with the tentative criminal settlement; (iii) approximately $39,000,000 for certain prior year cost report related items affected by the tentative settlements; (iv) approximately $3,100,000 of debt issuance and refinancing costs related to various bank debt modifications as a result of the tentative settlements; and (v) approximately $11,100,000 for other investigation and settlement related costs.

                           BEVERLY ENTERPRISES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

                                  (UNAUDITED)


         Effective June 30, 1999, the Company entered into a Waiver Agreement with the banks party to the Credit Agreement covering the Company's $375,000,000 Revolver/Letter of Credit Facility, and waiver agreements with certain of its other lenders covering debt of approximately $184,000,000 (collectively, the "waivers"). Such waivers were required since recording of the special charges related to the tentative settlements, as discussed above, would have resulted in the Company's noncompliance with certain financial covenants contained in those debt agreements. The waivers will remain in effect until October 15, 1999. The waivers restrict the amount of the Company's total debt to $1,000,000,000 during the waiver period. At June 30, 1999, the Company had total debt of approximately $799,800,000. The Company, its banks and other lenders expect to renegotiate such debt agreements before the expiration date of the waivers; however, no assurance can be given that they will be able to do so.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1999

                                  (UNAUDITED)


GENERAL

         FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to settle the civil and criminal aspects of the federal government investigations, ability to service and refinance its debt obligations, ability to finance growth opportunities, ability to respond to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions; the effect of government regulations and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company, including the final settlements of the criminal and civil aspects of the federal government investigations and the outcome of the Derivative Lawsuits (see "Part II, Item 1. Legal Proceedings"); the ability to renegotiate its existing credit agreements and other debt affected by the tentative settlements; the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions and capital improvements; the competitive environment in which the Company operates; demographic changes; the ability of the Company and its significant vendors, suppliers and payors to timely locate and correct all relevant computer codes and identify and remediate date-sensitive embedded chips prior to the year 2000; and the availability and cost of labor and materials. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them.

         Investors also should refer to Item 1. Business - Governmental Regulation and Reimbursement in the Company's Form 10-K for the year ended December 31, 1998 for a discussion of various governmental regulations relating to the healthcare industry and various risk factors inherent in them.

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

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1999

                                  (UNAUDITED)


         The technology infrastructure component and the applications software component, together, comprise all of the Company's hardware and systems software, as well as all electronic interfaces with external parties. The testing phase for these components is divided into two distinct types of testing, each with its own timetable. The initial phase of year 2000 testing consists of remediating, upgrading, or replacing hardware and software. Upon successful completion of this phase of testing, the application is moved back into the production environment. At that time, the second phase of year 2000 testing is done in a parallel operating environment in which the applications are tested using year 2000 dates. The remediation, upgrade, replacement, and initial testing of all mission critical mainframe hardware and software was substantially complete as of June 30, 1999. Trans-century compliance testing began during the first quarter of 1999 and is expected to continue throughout most of 1999.

         The third party vendors, suppliers and major customers component of the Y2K Project includes the process of identifying and prioritizing critical vendors, suppliers and customers, and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has completed the inventory phase of this component of the Y2K Project and has initiated formal communications with all of the vendors, suppliers, and customers identified as critical to the Company's operations. During the fourth quarter of 1998, follow-up inquiries were initiated with any critical third parties that did not respond to the first communication, and detailed evaluations of the responses for the most critical third parties were initiated. Based on the data obtained and the detailed evaluations performed, contingency planning began in the fourth quarter of 1998 and is expected to be completed by the end of the third quarter of 1999. The Company has no means of ensuring that third parties will be year 2000 ready. The inability of third parties to complete their year 2000 resolution process in a timely manner could materially impact the Company. The Company cannot determine the effect of non-compliance by third parties. Due to these and other uncertainties, as part of the Company's contingency planning process, the Company is taking appropriate measures to ensure that an uninterrupted supply of critical products is available into the new century, including additional monitoring of the Company's critical third party vendors and suppliers, replacing vendors and suppliers where necessary and increasing inventories when possible.

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

         COSTS

         The Company has, and will continue to, utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the Company's Y2K Project is estimated at approximately $41,100,000 and is being funded through operating cash flows. The total amount expended on the Y2K Project through June 30, 1999 was approximately $18,500,000 ($17,000,000 expensed and $1,500,000 capitalized for new systems and equipment), related to the activities completed to date for all components and phases of the Y2K Project. Of the total remaining Y2K Project costs, $12,900,000 is attributable to the purchase of new hardware, software and operating equipment, which will be capitalized. The remaining $9,700,000 relates to remediation of hardware, software, and operating equipment, and will be expensed as incurred.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1999

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

         The Company is in the process of developing contingency plans for certain critical applications and will continue development and enhancement of such plans for all critical business functions throughout 1999. These contingency plans involve, among other actions, manual workarounds, increasing inventories and staffing adjustments.

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

OPERATING RESULTS

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

         RESULTS OF OPERATIONS

         Net loss was $115,857,000 for the second quarter of 1999, as compared to net income of $21,545,000 for the same period in 1998. Net loss for the second quarter of 1999 included a special pre-tax charge of approximately $199,000,000 related to the tentative settlements of the Allocation Investigations (as discussed herein). The Company had an estimated annual effective tax rate of 37% and 38% in 1999 and 1998, respectively. The Company's estimated annual effective tax rates for 1999 and 1998 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. The Company's net deferred tax assets at June 30, 1999 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe that a deferred tax valuation allowance is necessary at June 30, 1999.

         In late July 1999, the Company reached a tentative understanding with the U.S. Department of Justice to settle the civil and criminal aspects of all investigations by the federal government and its fiscal intermediary into the allocation of nursing labor hours to the Medicare program from 1990 to 1998 (the "Allocation Investigations") (See "Part II, Item 1. Legal Proceedings"). As a result, during the second quarter ended June 30, 1999, the Company recorded a special pre-tax charge of approximately $199,000,000 ($125,400,000, net of tax, or $1.22 per share diluted) which includes: (i) provisions totaling approximately $128,800,000 representing the net present value of the tentative civil and

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1999

                                  (UNAUDITED)


criminal settlements; (ii) impairment losses of approximately $17,000,000 on certain nursing facilities which would be excluded from the Medicare and Medicaid programs in conjunction with the tentative criminal settlement; (iii) approximately $39,000,000 for certain prior year cost report related items affected by the tentative settlements; (iv) approximately $3,100,000 of debt issuance and refinancing costs related to various bank debt modifications as a result of the tentative settlements; and (v) approximately $11,100,000 for other investigation and settlement related costs.

         Effective June 30, 1999, the Company entered into a Waiver Agreement with the banks party to the Credit Agreement covering the Company's $375,000,000 Revolver/Letter of Credit Facility and waiver agreements with certain of its other lenders covering debt of approximately $184,000,000 (collectively, the "waivers"). Such waivers were required since recording of the special charges related to the tentative settlements, as discussed above, would have resulted in the Company's noncompliance with certain financial covenants contained in those debt agreements. The waivers will remain in effect until October 15, 1999. The waivers restrict the amount of the Company's total debt to $1,000,000,000 during the waiver period. At June 30, 1999, the Company had total debt of approximately $799,800,000. The Company, its banks and other lenders expect to renegotiate such debt agreements before the expiration date of the waivers; however, no assurance can be given that they will be able to do so.

         It is anticipated that the tentative civil settlement will include a $170,000,000 non-interest bearing obligation due as follows: (i) $25,000,000 due within 30 days of signing the final civil settlement documents; and (ii) the $145,000,000 balance due over an eight-year period in the form of reductions in the Company's future biweekly Medicare periodic interim payments. Because this obligation will not bear interest, the Company is required to impute interest over the eight-year period. This imputed interest expense, along with an increased rate of interest anticipated upon refinancing of the Company's variable rate bank debt, will adversely impact the Company's future operating results. In addition, it is anticipated that a subsidiary of the Company will pay a fine of approximately $5,000,000 in connection with the criminal settlement. The effect of this settlement would be to exclude such subsidiary's nursing facilities from the Medicare and Medicaid programs. It is expected that this will affect no more than ten nursing facilities.

         If, prior to January 1, 1999, the tentative settlement obligations and related items had been finalized and recorded, the Company's bank debt had been refinanced and the Company had closed or sold the facilities that are expected to be impacted by the tentative criminal settlement, the Company's net income would have been reduced by approximately $3,500,000, or $.03 per share diluted, for the quarter ended June 30, 1999, and approximately $6,600,000, or $.06 per share diluted, for the six months ended June 30, 1999.

         NET OPERATING REVENUES

         The Company reported net operating revenues of $632,751,000 during the second quarter of 1999 compared to $715,415,000 for the same period in 1998. Approximately 90% and 88% of the Company's total net operating revenues for the quarters ended June 30, 1999 and 1998, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The decrease in net operating revenues of approximately $82,700,000 for the second quarter of 1999, as compared to the same period in 1998, consists of the following: a decrease of approximately $68,000,000 due to the disposition of, or lease terminations on, seven nursing facilities, one assisted living center and seven home care centers in 1999 and 26 nursing facilities and American Transitional Hospitals, Inc. ("ATH"), which operated as Beverly Specialty Hospitals, in 1998; a decrease of approximately $55,300,000 due to facilities which the Company operated during each of the quarters ended June 30, 1999 and 1998 ("same facility operations"); partially offset by an increase of approximately $40,600,000 due to the acquisitions of nursing facilities and outpatient and home care businesses during 1999 and 1998.

         The decrease in net operating revenues of approximately $68,000,000 for the second quarter of 1999, as compared to the same period in 1998, resulting from dispositions and lease terminations that occurred during the six months ended June 30, 1999 and the year ended December 31, 1998 are described below. During the six months ended June 30, 1999, the Company sold or terminated the leases on seven nursing facilities (719 beds), one assisted living center (10 units), seven home care centers and certain other assets. The Company did not operate one of these nursing facilities (86 beds) which was leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax losses, which were included

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1999

                                  (UNAUDITED)


in net operating revenues during the six months ended June 30, 1999, of approximately $2,600,000 as a result of these dispositions. During the year ended December 31, 1998, the Company sold or terminated the leases on 26 nursing facilities (3,203 beds) and certain other assets. The Company did not operate seven of these nursing facilities (893 beds) which were leased to other nursing home operators in prior year transactions.

         In June 1998, the Company completed the sale of its ATH subsidiary to Select Medical Corporation. Prior to the sale, ATH operated 15 transitional hospitals (743 beds) in eight states which addressed the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals.

The decrease in net operating revenues of approximately $55,300,000 for same facility operations for the second quarter of 1999, as compared to the same period in 1998, was due to the following: approximately $28,300,000 decrease in ancillary revenues and approximately $13,400,000 decrease in Medicare room and board rates primarily due to the impact of the Medicare prospective payment system ("PPS") and other provisions of the Balanced Budget Act of 1997; approximately $13,800,000 decrease due to a shift in the Company's patient mix; approximately $12,400,000 decrease due to a decline in same facility occupancy; and approximately $4,700,000 due to various other items; partially offset by an increase of approximately $17,300,000 due primarily to increases in Medicaid and private room and board rates. The Company's same facility occupancy was 87.2% for the second quarter of 1999, as compared to 88.7% for the same period in 1998. The Company is in the process of implementing a series of initiatives to improve its occupancy levels; however, it is still too early to determine the effectiveness of these initiatives. No assurance can be given that these initiatives will in fact improve the Company's occupancy levels. The Company's Medicare, private and Medicaid census for same facility operations was 9%, 19% and 71%, respectively, for the second quarter of 1999, as compared to 11%, 20% and 68%, respectively, for the same period in 1998.

         The increase in net operating revenues of approximately $40,600,000 for the second quarter of 1999, as compared to the same period in 1998, resulting from acquisitions which occurred during the six months ended June 30, 1999 and the year ended December 31, 1998 are described below. During the six months ended June 30, 1999, the Company purchased three outpatient clinics, two home care centers, two nursing facilities (284 beds) and certain other assets. During the year ended December 31, 1998, the Company purchased 111 outpatient clinics, 50 home care centers, eight nursing facilities (823 beds), one assisted living center (48 units), two previously leased nursing facilities (228 beds) and certain other assets.

         OPERATING AND ADMINISTRATIVE EXPENSES

         The Company reported operating and administrative expenses of $571,129,000 during the second quarter of 1999 compared to $644,755,000 for the same period in 1998. The decrease of approximately $73,600,000 consists of the following: a decrease of approximately $59,600,000 due to dispositions; a decrease of approximately $50,600,000 due to same facility operations; partially offset by an increase of approximately $36,600,000 due to acquisitions. (See above for a discussion of dispositions and acquisitions.)

         The decrease in operating and administrative expenses of approximately $50,600,000 for same facility operations for the second quarter of 1999, as compared to the same period in 1998, was due primarily to a decline in the Company's Medicare census, as well as a decline in same facility occupancy, and consists of the following: approximately $26,500,000 due to a decrease in wages and related expenses; approximately $14,500,000 due to a decrease in contracted therapy expenses; and approximately $9,600,000 due primarily to decreases in purchased ancillary products, nursing supplies and other variable costs.

         INTEREST EXPENSE, NET

         Interest income decreased to $927,000 for the second quarter of 1999, as compared to $2,233,000 for the same period in 1998 primarily due to a decrease in invested funds resulting from the sale of securities in conjunction with a loss portfolio transfer transaction during the fourth quarter of 1998. Interest expense increased to $17,045,000 for the second quarter of 1999, as compared to $16,593,000 for the same period in 1998 primarily due to an increase in net borrowings under the Revolver/Letter of Credit Facility during the second quarter of 1999 as compared to the same period in 1998.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1999

                                  (UNAUDITED)


         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased to $24,600,000 for the second quarter of 1999, as compared to $23,118,000 for the same period in 1998. Such increase was affected by the following: approximately $3,200,000 increase due to acquisitions, as well as capital additions and improvements; partially offset by a decrease of approximately $1,700,000 due to dispositions of, or lease terminations on, certain nursing facilities and ATH.

SIX MONTHS 1999 COMPARED TO SIX MONTHS 1998

         RESULTS OF OPERATIONS

         Net loss was $109,950,000 for the six months ended June 30, 1999, as compared to net income of $35,171,000 for the same period in 1998. Net loss for the six months ended June 30, 1999 included a special pre-tax charge of approximately $199,000,000 related to the tentative settlements of the Allocation Investigations (as discussed above). Results of operations for the six months ended June 30, 1998 have been restated for a cumulative effect adjustment of $4,415,000, net of income taxes, resulting from the adoption, effective January 1, 1998, of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred.

         NET OPERATING REVENUES

         The Company reported net operating revenues of $1,266,352,000 during the six months ended June 30, 1999 compared to $1,409,815,000 for the same period in 1998. Approximately 90% of the Company's total net operating revenues for the six months ended June 30, 1999 and 1998 were derived from services provided by the Company's Beverly Healthcare segment. The decrease in net operating revenues of approximately $143,500,000 for the six months ended June 30, 1999, as compared to the same period in 1998, consists of the following: a decrease of approximately $129,500,000 due to dispositions; a decrease of approximately $101,000,000 due to facilities which the Company operated during each of the six months ended June 30, 1999 and 1998 ("same facility operations"); partially offset by an increase of approximately $87,000,000 due to acquisitions. (See above for a discussion of dispositions and acquisitions.)

         The decrease in net operating revenues of approximately $101,000,000 for same facility operations for the six months ended June 30, 1999, as compared to the same period in 1998, was due to the following: approximately $47,900,000 decrease in ancillary revenues and approximately $23,300,000 decrease in Medicare room and board rates primarily due to the impact of PPS and other provisions of the Balanced Budget Act of 1997; approximately $37,100,000 decrease due to a shift in the Company's patient mix; approximately $22,900,000 decrease due to a decline in same facility occupancy; and approximately $3,900,000 due to various other items; partially offset by an increase of approximately $34,100,000 due primarily to increases in Medicaid and private room and board rates. The Company's same facility occupancy was 87.7% for the six months ended June 30, 1999, as compared to 89.1% for the same period in 1998. The Company is in the process of implementing a series of initiatives to improve its occupancy levels; however, it is still too early to determine the effectiveness of these initiatives. No assurance can be given that these initiatives will in fact improve the Company's occupancy levels. The Company's Medicare, private and Medicaid census for same facility operations was 9%, 20% and 70%, respectively, for the six months ended June 30, 1999, as compared to 11%, 20% and 68%, respectively, for the same period in 1998.

         OPERATING AND ADMINISTRATIVE EXPENSES

         The Company reported operating and administrative expenses of $1,150,665,000 during the six months ended June 30, 1999 compared to $1,274,022,000 for the same period in 1998. The decrease of approximately $123,400,000 consists of the following: a decrease of approximately $111,600,000 due to dispositions; a decrease of approximately $91,300,000 due to same facility operations; partially offset by an increase of approximately $79,500,000 due to acquisitions. (See above for a discussion of dispositions and acquisitions.)

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1999

                                  (UNAUDITED)


         The decrease in operating and administrative expenses of approximately $91,300,000 for same facility operations for the six months ended June 30, 1999, as compared to the same period in 1998, was due primarily to a decline in the Company's Medicare census, as well as a decline in same facility occupancy, and consists of the following: approximately $41,500,000 due to a decrease in wages and related expenses; approximately $31,900,000 due to a decrease in contracted therapy expenses; and approximately $17,900,000 due primarily to decreases in purchased ancillary products, nursing supplies and other variable costs.

         INTEREST EXPENSE, NET

         Interest income decreased to $2,355,000 for the six months ended June 30, 1999, as compared to $5,260,000 for the same period in 1998 primarily due to a decrease in invested funds resulting from the sale of securities in conjunction with a loss portfolio transfer transaction during the fourth quarter of 1998. Interest expense increased to $34,028,000 for the six months ended June 30, 1999, as compared to $32,081,000 for the same period in 1998 primarily due to an increase in net borrowings under the Revolver/Letter of Credit Facility during the six months ended June 30, 1999 as compared to the same period in 1998.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased to $48,842,000 for the six months ended June 30, 1999, as compared to $46,236,000 for the same period in 1998. Such increase was affected by the following: approximately $6,000,000 increase due to acquisitions, as well as capital additions and improvements; partially offset by a decrease of approximately $3,400,000 due to dispositions of, or lease terminations on, certain nursing facilities and ATH.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had approximately $8,200,000 in cash and cash equivalents, approximately $115,400,000 of net working capital and approximately $191,600,000 of unused commitments under its Revolver/Letter of Credit Facility.

         Net cash provided by operating activities for the six months ended June 30, 1999 was approximately $75,700,000, an increase of approximately $37,100,000 from the prior year primarily as a result of certain income tax refunds received during the six months ended June 30, 1999. Net cash used for investing and financing activities were approximately $19,100,000 and $65,700,000, respectively, for the six months ended June 30, 1999. The Company received net cash proceeds of approximately$126,000,000 from the issuance of long-term debt and approximately $39,300,000 from the dispositions of facilities and other assets. Such net cash proceeds, along with cash generated from operations and cash on hand, were used to repay approximately $121,000,000 of net borrowings under its Revolver/Letter of Credit Facility, to repay approximately $69,300,000 of long-term debt, to fund capital expenditures totaling approximately $51,400,000, and to fund acquisitions of approximately $4,200,000.

         In January 1999, the Company entered into a $65,000,000 promissory note at an annual interest rate of 6.50%, payable in three annual installments beginning in January 2000 and maturing in January 2002. The proceeds from this promissory note were used to pay down Revolver borrowings and is secured by a surety bond. In addition, during the six months ended June 30, 1999, the Company entered into promissory notes totaling approximately $10,820,000 in conjunction with the construction of certain nursing facilities. Such debt instruments bear interest at rates ranging from 7.75% to 8.00%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1999

                                  (UNAUDITED)


         In June 1999, the Company refinanced its Medium Term Notes, increasing its borrowings from $40,000,000 to $50,000,000. The Medium Term Notes are collateralized by patient accounts receivable, which are sold by Beverly Health and Rehabilitation Services, Inc. ("BHRS") (currently operating as Beverly Healthcare), a wholly-owned subsidiary of the Company, to Beverly Funding Corporation, a wholly-owned bankruptcy remote subsidiary of the Company. As a result of this refinancing, the Company was required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") to deconsolidate Beverly Funding Corporation. SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. It requires companies to recognize the financial and servicing assets it controls and the liabilities it has incurred and to deconsolidate financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. Deconsolidation of Beverly Funding Corporation, which had total assets of approximately $74,200,000, total liabilities of approximately $55,800,000 and total stockholder's equity of approximately $18,400,000 at June 30, 1999, caused a reduction in the Company's accounts receivable-patient and long-term debt. In addition, the Company recorded its ongoing investment in Beverly Funding Corporation as an increase in other, net assets.

         The Company has a $125,000,000 financing arrangement available for the construction of certain facilities. The Company will lease the facilities, under operating leases with the creditor, upon completion of construction. The Company will have the option to purchase these facilities at the end of the initial lease terms at fair market value. Total construction advances under the financing arrangement as of June 30, 1999 were approximately $92,100,000.

         It is anticipated that the settlements of the Allocation Investigations, if consummated, will require payments totaling $30,000,000 ($25,000,000 for the tentative civil settlement and $5,000,000 for the tentative criminal settlement) due within 30 days of signing the final settlement documents, with the remaining $145,000,000 to be withheld from the Company's bi-weekly Medicare periodic interim payments beginning in the year 2000 and continuing for a period of eight years. During July 1999, the Company, through BHRS, sold $25,000,000 of patient accounts receivable and made a capital contribution of $5,000,000 to Beverly Funding Corporation. The net proceeds of $20,000,000 are expected to be used in conjunction with additional borrowings under its Revolver/Letter of Credit Facility to make the initial $30,000,000 payments. The Company anticipates cash flows from operations to decline approximately $18,100,000 per year as a result of the reduction in Medicare periodic interim payments and, therefore, may incur additional borrowings to fund ongoing cash needs in the future.

         The Company currently anticipates that cash flows from operations and borrowings under its existing and modified banking arrangements will be adequate to repay its debts due within one year of approximately $52,800,000, to fund the settlement obligations to the federal government, to make normal recurring capital additions and improvements of approximately $102,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending June 30, 2000. If cash flows from operations or availability under existing banking arrangements fall below expectations, or if the Company is unsuccessful in renegotiating its existing banking arrangements, the Company may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                                 JUNE 30, 1999

                                  (UNAUDITED)


ITEM 1. LEGAL PROCEEDINGS

The Company has been the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998. The investigation has been conducted by the Office of Inspector General of the Department of Health and Human Services and by the U.S. Department of Justice. In addition, a federal grand jury in San Francisco has investigated business practices which are the subject of the above civil investigation. In addition, the Company's current Medicare fiscal intermediary, Blue Cross of California, is examining cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

In late July 1999, the Company reached a tentative understanding with the U.S. Department of Justice to settle the civil and criminal aspects of all investigations by the federal government and its fiscal intermediary into the allocation of nursing labor hours to the Medicare program from 1990 to 1998 (the "Allocation Investigations"). The proposed civil and criminal settlements are subject to completion and execution of definitive settlement documents, satisfaction of certain conditions and court approval.

If the tentative civil settlement is consummated, the Company would be obligated to reimburse the federal government $170,000,000 as follows: (i) $25,000,000 within 30 days of signing the definitive civil settlement agreement; and (ii) $145,000,000 to be withheld from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. In addition, the Company would agree to resubmit certain Medicare filings to reflect reduced direct labor costs.

If the tentative criminal settlement is consummated, a subsidiary of the Company would pay a fine of $5,000,000. The effect of this settlement would be to exclude such subsidiary's nursing facilities from the Medicare and Medicaid programs. It is expected that this will affect no more than ten nursing facilities.

On July 6, 1999, an amended complaint was filed by the plaintiffs in the previously disclosed purported class action lawsuit pending against the Company and certain of its officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). The amended complaint asserts claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under
Section 20 of the Securities Exchange Act of 1934 arising from practices that are the subject of the Allocation Investigations. Due to the preliminary state of the Class Action and the fact the amended complaint does not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action.

In addition, since July 29, 1999, five derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware (Norman M. Lyons v. David
R. Banks, et al., Case No. OT94-4041, filed in the Chancery Court of Pulaski County, Arkansas (4th Division) filed on or about July 29, 1999; James L. Laurita v. David R. Banks, et al., Case No. 17348NC, filed in the Delaware Chancery Court on or about August 2, 1999; Elles Trading Company v. David R. Banks, et al., filed in the Superior Court for San Francisco County, California on or about August 4, 1999; Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC filed in the Delaware Chancery Court on or about August 4, 1999; Alan Friedman v. David R. Banks, et al., Case No. 17355NC filed in the Delaware Chancery Court on or about August 9, 1999 - collectively, the "Derivative Lawsuits"). The Derivative Lawsuits, which each name the Company as a nominal defendant, allege claims for breach of fiduciary duties to the Company and its stockholders arising out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1999

                                  (UNAUDITED)



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

                                 JUNE 30, 1999

                                  (UNAUDITED)


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 27, 1999, the Company held its Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing nine members of the Board of Directors, ratifying the appointment of Ernst & Young LLP as independent auditors for 1999 and transacting such other business as may have properly come before the meeting or any adjournment thereof.

         The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

                  DIRECTOR                                                        FOR               WITHHELD
         ----------------------                                            ---------------      ---------------
         Beryl F. Anthony, Jr.....................................            99,458,600            431,026
         David R. Banks...........................................            99,460,605            429,021
         Carolyne K. Davis, R.N., Ph. D...........................            99,485,932            403,694
         James R. Greene..........................................            99,446,736            442,890
         Boyd W. Hendrickson......................................            99,451,924            437,702
         Edith E. Holiday.........................................            99,476,165            413,461
         Jon E. M. Jacoby.........................................            99,469,727            419,899
         Risa J. Lavizzo-Mourey, M.D..............................            99,490,505            399,121
         Marilyn R. Seymann.......................................            99,483,386            406,240


         The appointment of Ernst & Young LLP as independent auditors for 1999 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:


                 For.........................................................            99,690,716
                 Against.....................................................               109,206
                 Abstentions.................................................                89,704


ITEM 6(a). EXHIBITS

   EXHIBIT
   NUMBER                             DESCRIPTION
   -------                            -----------
    27.1        Financial Data Schedule for the six months ended June 30,
                1999
    27.2        Restated Financial Data Schedule for the six months ended
                June 30, 1998

ITEM 6(b). REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K, dated July 27, 1999, which reported under Item 5 that the Company would record a special pre-tax charge against 1999 second quarter earnings totaling between $175,000,000 and $225,000,000, related to a tentative understanding reached with the U.S. Department of Justice on potential settlements of the previously announced federal investigations into the allocation of nursing labor hours to the Medicare Program.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant




Dated:  August 20, 1999                     By:  /s/ PAMELA H. DANIELS
                                                ------------------------
                                                Pamela H. Daniels
                                                Vice President, Controller
                                                and Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
-------                          -----------

27.1             Financial Data Schedule for the six months ended June, 30, 1999

27.2             Restated Financial Data Schedule for the six months ended
                 June 30, 1998