Form 10-Q
period 1999-09-30
BEVERLY ENTERPRISES INC
filed 1999-11-15
CIK 1040441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
              TO
         -----  -----


                          COMMISSION FILE NUMBER 1-9550


                            BEVERLY ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                                        62-1691861
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

            1000 BEVERLY WAY
          FORT SMITH, ARKANSAS                                    72919
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (501) 201-2000


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

        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING, EXCLUSIVE OF TREASURY SHARES, AT OCTOBER 29, 1999 -- 102,495,556

================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                     PAGE
                                                                                    ----
         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets......................  2
                         Condensed Consolidated Statements of Operations............  3
                         Condensed Consolidated Statements of Cash Flows............  4
                         Notes to Condensed Consolidated Financial Statements.......  5
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............................ 11

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings................................................. 19
         Item 6.  Exhibits and Reports on Form 8-K.................................. 20

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                       1999           1998
                                                                                  ------------     -----------
                                                                                   (UNAUDITED)       (NOTE)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $    17,462    $    17,278
   Accounts receivable - patient, less allowance for doubtful accounts:
      1999 - $60,073; 1998 - $21,764 ...........................................       341,658        463,822
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
      1999 - $631; 1998 - $441 .................................................        18,519         85,585
   Notes receivable ............................................................        21,560         21,075
   Operating supplies ..........................................................        32,577         32,133
   Deferred income taxes .......................................................        44,028         56,512
   Prepaid expenses and other ..................................................        16,415         19,565
                                                                                   -----------    -----------
         Total current assets ..................................................       492,219        695,970
Property and equipment, net of accumulated depreciation and amortization:
   1999 - $750,494; 1998 - $694,322 ............................................     1,108,188      1,120,315
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1999 - $2,462; 1998 - $2,921 .............................................         4,003         21,263
   Designated funds ............................................................         3,092          4,029
   Goodwill, net ...............................................................       229,479        217,066
   Other, net ..................................................................       133,091        101,868
                                                                                   -----------    -----------
         Total other assets ....................................................       369,665        344,226
                                                                                   -----------    -----------

                                                                                   $ 1,970,072    $ 2,160,511
                                                                                   ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................   $    71,660    $    85,533
   Accrued wages and related liabilities .......................................        88,368         96,092
   Accrued interest ............................................................        12,236         12,783
   Other accrued liabilities ...................................................       149,120        134,975
   Current portion of long-term debt ...........................................        23,810         27,773
                                                                                   -----------    -----------
         Total current liabilities .............................................       345,194        357,156
Long-term debt .................................................................       776,276        878,270
Deferred income taxes payable ..................................................        39,566        114,962
Other liabilities and deferred items ...........................................       135,130         33,917
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000 .............................            --             --
   Common stock, shares issued:  1999 - 110,382,356; 1998 - 110,275,714 ........        11,038         11,028
   Additional paid-in capital ..................................................       875,850        876,383
   Accumulated deficit .........................................................      (106,835)        (4,782)
   Accumulated other comprehensive income ......................................         1,036            760
   Treasury stock, at cost:  7,886,800 shares ..................................      (107,183)      (107,183)
                                                                                   -----------    -----------
         Total stockholders' equity ............................................       673,906        776,206
                                                                                   -----------    -----------
                                                                                   $ 1,970,072    $ 2,160,511
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

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -----------------------------    -----------------------------
                                                                    1999             1998            1999             1998
                                                                ------------     ------------    ------------     ------------
Net operating revenues .....................................    $    637,396     $    697,937    $  1,903,748     $  2,107,752
Interest income.............................................             935            2,698           3,290            7,958
                                                                ------------     ------------    ------------     ------------
          Total revenues....................................         638,331          700,635       1,907,038        2,115,710

Costs and expenses:
    Operating and administrative:
       Wages and related....................................         389,710          428,284       1,177,676        1,284,506
       Other................................................         186,993          196,493         549,692          614,293
    Interest................................................          20,001           16,788          54,029           48,869
    Depreciation and amortization...........................          25,669           23,711          74,511           69,947
    Special charges related to tentative settlements of
       federal government investigations....................              --               --         199,043               --
    Year 2000 remediation...................................           3,423            2,041          10,672            3,875
    Investigation costs.....................................              --              496           3,404              496
                                                                ------------     ------------    ------------     ------------
          Total costs and expenses..........................         625,796          667,813       2,069,027        2,021,986
                                                                ------------     ------------    ------------     ------------

Income (loss) before provision for (benefit from) income
    taxes and cumulative effect of change in accounting
    for start-up costs......................................          12,535           32,822        (161,989)          93,724
Provision for (benefit from) income taxes...................           4,638           11,487         (59,936)          32,803
                                                                ------------     ------------    ------------     ------------

Income (loss) before cumulative effect of change in
    accounting for start-up costs...........................           7,897           21,335        (102,053)          60,921
Cumulative effect of change in accounting for start-up costs,
    net of income tax benefit of $2,811.....................              --               --              --           (4,415)
                                                                ------------     ------------    ------------     ------------
Net income (loss)...........................................    $      7,897     $     21,335    $   (102,053)    $     56,506
                                                                ============     ============    ============     ============

Income (loss) per share of common stock:
    Basic:
       Before cumulative effect of change in accounting
          for start-up costs................................    $       0.08     $       0.21    $      (1.00)    $       0.58
       Cumulative effect of change in accounting for
          start-up costs....................................              --               --              --            (0.04)
                                                                ------------     ------------    ------------     ------------
       Net income (loss)....................................    $       0.08     $       0.21    $      (1.00)    $       0.54
                                                                ============     ============    ============     ============
       Shares used to compute per share amounts.............         102,495          103,019         102,490          104,225
                                                                ============     ============    ============     ============

    Diluted:
       Before cumulative effect of change in accounting
          for start-up costs................................    $       0.08     $       0.21    $      (1.00)    $       0.58
       Cumulative effect of change in accounting for
          start-up costs....................................              --               --              --            (0.04)
                                                                ------------     ------------    ------------     ------------
       Net income (loss)....................................    $       0.08     $       0.21    $      (1.00)    $       0.54
                                                                ============     ============    ============     ============
       Shares used to compute per share amounts.............         102,715          103,610         102,490          105,391
                                                                ============     ============    ============     ============


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                     1999          1998
                                                                                                  ----------    ---------
Cash flows from operating activities:
   Net income (loss)............................................................................. $ (102,053)   $  56,506
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization...............................................................     74,511       69,947
     Provision for reserves on patient, notes and other receivables, net.........................     20,345       13,626
     Amortization of deferred financing costs....................................................      2,562        1,784
     Special charges related to tentative settlements of federal government investigations.......    199,043           --
     Cumulative effect of change in accounting for start-up costs................................         --        7,226
     Losses (gains) on dispositions of facilities and other assets, net..........................      4,002      (20,496)
     Deferred taxes..............................................................................    (62,122)      12,877
     Net increase (decrease) in insurance related accounts.......................................      4,008      (26,906)
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
       Accounts receivable - patient.............................................................     (8,927)     (89,693)
       Operating supplies........................................................................       (495)        (437)
       Prepaid expenses and other receivables....................................................        523        2,170
       Accounts payable and other accrued expenses...............................................    (31,706)      14,584
       Income taxes payable......................................................................     21,545       (4,919)
       Other, net................................................................................     (2,549)      (3,997)
                                                                                                  ----------    ---------
         Total adjustments.......................................................................    220,740      (24,234)
                                                                                                  ----------    ---------
         Net cash provided by operating activities...............................................    118,687       32,272
Cash flows from investing activities:
     Proceeds from dispositions of facilities and other assets...................................     41,044       67,740
     Payments for acquisitions, net of cash acquired.............................................     (5,927)    (146,672)
     Capital expenditures........................................................................    (69,007)    (103,234)
     Collections on notes receivable.............................................................     16,589        3,800
     Other, net..................................................................................    (27,886)     (11,422)
                                                                                                  ----------    --------

          Net cash used for investing activities.................................................    (45,187)    (189,788)
Cash flows from financing activities:
     Revolver borrowings.........................................................................    854,000      944,000
     Repayments of Revolver borrowings...........................................................   (975,000)    (763,000)
     Proceeds from issuance of long-term debt....................................................    125,820          --
     Repayments of long-term debt................................................................    (75,602)     (52,040)
     Purchase of common stock for treasury.......................................................         --      (56,332)
     Proceeds from exercise of stock options.....................................................        129        3,090
     Deferred financing costs....................................................................     (2,963)        (624)
     Proceeds from designated funds, net.........................................................        300          730
                                                                                                  ----------    ---------
         Net cash provided by (used for) financing activities....................................    (73,316)      75,824
                                                                                                  ----------    ---------
Net increase (decrease) in cash and cash equivalents.............................................        184      (81,692)
Cash and cash equivalents at beginning of period.................................................     17,278      105,230
                                                                                                  ----------    ---------
Cash and cash equivalents at end of period....................................................... $   17,462    $  23,538
                                                                                                  ==========    =========

Supplemental schedule of cash flow information: Cash paid (received) during the period for:
     Interest, net of amounts capitalized........................................................ $   52,014    $  52,078
     Income tax payments (refunds), net..........................................................    (19,359)      22,034


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


     (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three-month and nine-month periods ended September 30 (in thousands):


                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    ------------------------     ------------------------
                                                                       1999           1998          1999           1998
                                                                    ----------     ---------     ----------     ---------
NUMERATOR:
   Numerator for basic and diluted income (loss) per share
     from continuing operations...................................  $    7,897     $  21,335     $ (102,053)    $  60,921
                                                                    ==========     =========     ==========     =========
DENOMINATOR:
   Denominator for basic income (loss) per share - weighted
     average shares...............................................     102,495       103,019        102,490       104,225
   Effect of dilutive securities:
     Employee stock options.......................................         220           591             --         1,166
                                                                    ----------     ---------     ----------     ---------

   Denominator for diluted income (loss) per share - adjusted
     weighted average shares and assumed conversions..............     102,715       103,610        102,490       105,391
                                                                    ==========     =========     ==========     =========

   Basic income (loss) per share..................................  $     0.08     $    0.21     $    (1.00)    $    0.58
                                                                    ==========     =========     ==========     =========

   Diluted income (loss) per share................................  $     0.08     $    0.21     $    (1.00)    $    0.58
                                                                    ==========     =========     ==========     =========

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


     Comprehensive income (loss) includes net income (loss), as well as charges and credits directly to stockholders' equity which are excluded from net income
(loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three-month and nine-month periods ended September 30 (in thousands):

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                  ----------------------    ----------------------
                                                                     1999         1998         1999        1998
                                                                  ----------    --------    ---------    ---------
     Net income (loss)........................................    $    7,897    $ 21,335    $(102,053)   $  56,506
     Unrealized gains on securities, net of income taxes......           324         505          276          682
                                                                  ----------    --------    ---------    ---------
     Comprehensive income (loss)..............................    $    8,221    $ 21,840    $(101,777)   $  57,188
                                                                  ==========    ========    =========    =========

     Accumulated other comprehensive income, net of income taxes, consists of unrealized gains on securities of $1,036,000 and $760,000 at September 30, 1999 and December 31, 1998, respectively.

     Results of operations for the nine months ended September 30, 1998 have been restated for a cumulative effect adjustment of $4,415,000, net of income taxes, or $0.04 per share, resulting from the adoption, effective January 1, 1998, of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred.

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

     (ii) The provision for (benefit from) taxes on income (loss) before the cumulative effect of a change in accounting for start-up costs for the three-month and nine-month periods ended September 30, 1999 and 1998 were based on estimated annual effective tax rates of 37% and 35%, respectively. The Company's estimated annual effective tax rates for 1999 and 1998 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. The Company's 1998 estimated annual effective tax rate was further impacted by the sale of American Transitional Hospitals, Inc., which operated as Beverly Specialty Hospitals, in 1998. The Company's net deferred tax assets at September 30, 1999 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe that a deferred tax valuation allowance is necessary at September 30, 1999. The provision for (benefit from) taxes on income (loss) before the cumulative effect of a change in accounting for start-up costs consists of the following for the three-month and nine-month periods ended September 30 (in thousands):


                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                   ---------------------     ---------------------
                                                                      1999        1998         1999         1998
                                                                   ---------    --------     ---------   ---------
     Federal:
       Current................................................     $      --    $  6,348     $     --    $  15,685
       Deferred...............................................         3,168       3,036      (56,044)      10,861


     State:
       Current................................................          (169)      1,771         2,186       4,241
       Deferred...............................................         1,639         332        (6,078)      2,016
                                                                   ---------    --------     ---------   ---------
                                                                   $   4,638    $ 11,487     $ (59,936)  $  32,803
                                                                   =========    ========     =========   =========

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


     (iii) During the nine months ended September 30, 1999, the Company purchased three outpatient clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets for cash of approximately $5,000,000, acquired debt of approximately $15,100,000 and closing and other costs of approximately $1,700,000. The acquisitions of such facilities and other assets were accounted for as purchases. Also during such period, the Company sold or terminated the leases on 10 nursing facilities (1,075 beds), one assisted living center (10 units), 17 home care centers and certain other assets for cash proceeds of approximately $6,200,000 and notes receivable of approximately $1,000,000. The Company did not operate two of these nursing facilities (166 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax losses, which were included in net operating revenues during the nine months ended September 30, 1999, of approximately $4,000,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     (iv) In January 1999, the Company entered into a $65,000,000 promissory note at an annual interest rate of 6.50%. In October 1999, the note was renegotiated to allow the Company to make an interest-only payment in January 2000 at an annual interest rate of 6.50%, with the principal balance payable in two equal installments in January 2001 and in January 2002 at an annual interest rate of 7.00%. The proceeds from this promissory note were used to pay down Revolver borrowings and is secured by a surety bond. During the nine months ended September 30, 1999, the Company entered into promissory notes totaling approximately $10,820,000 in conjunction with the construction of certain nursing facilities. Such debt instruments bear interest at rates ranging from 7.75% to 8.00%, require monthly installments of principal and interest and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities. Also during such period, the Company entered into promissory notes totaling approximately $15,100,000 in conjunction with the acquisitions of certain facilities (see Note iii). Such debt instruments bear interest at rates ranging from 7.00% to 8.00%, require monthly installments of principal and interest and are secured by mortgage interests in the real property and security interests in the personal property of the acquired facilities.

     In June 1999, the Company refinanced its Medium Term Notes, increasing its borrowings from $40,000,000 to $50,000,000. The Medium Term Notes are collateralized by patient accounts receivable, which are sold by Beverly Health and Rehabilitation Services, Inc. ("BHRS") (currently operating as Beverly Healthcare), a wholly-owned subsidiary of the Company, to Beverly Funding Corporation ("BFC"), a wholly-owned bankruptcy remote subsidiary of the Company. As a result of this refinancing, the Company was required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") to deconsolidate BFC. SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. It requires companies to recognize the financial and servicing assets it controls and the liabilities it has incurred and to deconsolidate financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. Deconsolidation of BFC, which had total assets of approximately $74,200,000, total liabilities of approximately $55,800,000 and total stockholder's equity of approximately $18,400,000 at June 30, 1999, caused a reduction in the Company's accounts receivable-patient and long-term debt. In addition, the Company recorded its ongoing investment in BFC as an increase in other, net assets.

     During July 1999, BFC increased its borrowings under the Medium Term Notes to $70,000,000. In conjunction therewith, the Company, through BHRS, sold an additional $25,000,000 of patient accounts receivable and made an additional capital contribution of $5,000,000 to BFC. At September 30, 1999, BFC had total assets of approximately $108,000,000, total liabilities of approximately $74,100,000, and total stockholder's equity of approximately $33,900,000. The Company's Statement of Cash Flows reflects the change from June 30, 1999 to September 30, 1999 in receivables sold to BFC in the caption Accounts receivable
- patient and the change from June 30, 1999 to September 30, 1999 in the Company's investment in BFC in the caption Other, net - investing.

     Effective September 30, 1999, the Company executed an amendment to the Credit Agreement covering the Company's $375,000,000 Revolver/Letter of Credit Facility, as well as amendments with certain of its other lenders covering debt of approximately $199,000,000 (collectively, the "Amendments"). Such Amendments were required since recording of the special charges related to the tentative settlements, as discussed in Note vii, would have resulted in the Company's noncompliance with certain financial covenants contained in those debt agreements. The Amendments modify certain financial covenant levels and increase the annual interest rates for such debt.


     (v) Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


     The following table summarizes certain information for each of the Company's operating segments (in thousands):


                                                                   BEVERLY       BEVERLY
                                                      BEVERLY        CARE       SPECIALTY
                                                     HEALTHCARE    ALLIANCE     HOSPITALS (1)   ALL  OTHER (2)     TOTALS
                                                    -----------   -----------   -------------   --------------   -----------
Three months ended September 30, 1999

   Revenues from external customers .............   $   580,961   $    55,128   $      --       $     1,307      $   637,396
   Intercompany revenues ........................            --        34,263          --             2,937           37,200
   Interest income ..............................            61            20          --               854              935
   Interest expense .............................         7,933           107          --            11,961           20,001
   Depreciation and amortization ................        20,537         3,401          --             1,731           25,669
   Pre-tax income (loss) ........................        26,643         4,279          --           (18,387)          12,535
   Total assets .................................     1,543,726       327,219          --            99,127        1,970,072
   Capital expenditures .........................        16,401         2,491          --            (1,324)          17,568

Three months ended September 30, 1998

   Revenues from external customers .............   $   642,209   $    53,740   $      --       $     1,988      $   697,937
   Intercompany revenues ........................            --         3,416          --             2,741            6,157
   Interest income ..............................           100            34          --             2,564            2,698
   Interest expense .............................         7,277            46          --             9,465           16,788
   Depreciation and amortization ................        19,499         2,426          --             1,786           23,711
   Pre-tax income (loss) ........................        42,535         2,595          --           (12,308)          32,822
   Total assets .................................     1,550,126       296,208          --           352,619        2,198,953
   Capital expenditures .........................        16,065         4,372          --            19,258           39,695

Nine months ended September 30, 1999

   Revenues from external customers .............   $ 1,716,246   $   184,337   $      --       $     3,165      $ 1,903,748
   Intercompany revenues ........................            --       105,191          --             8,553          113,744
   Interest income ..............................           169            50          --             3,071            3,290
   Interest expense .............................        21,246           334          --            32,449           54,029
   Depreciation and amortization ................        60,020         9,806          --             4,685           74,511
   Pre-tax income (loss) ........................        84,710        16,248          --          (262,947)        (161,989)
   Total assets .................................     1,543,726       327,219          --            99,127        1,970,072
   Capital expenditures .........................        55,902         8,773          --             4,332           69,007

Nine months ended September 30, 1998

   Revenues from external customers .............   $ 1,904,420   $   131,914   $  61,775       $     9,643      $ 2,107,752
   Intercompany revenues ........................            --        10,491         539             7,965           18,995
   Interest income ..............................           257            34           3             7,664            7,958
   Interest expense .............................        22,326            61          93            26,389           48,869
   Depreciation and amortization ................        58,124         5,958       1,578             4,287           69,947
   Pre-tax income (loss) ........................       129,341         7,231        (670)          (42,178)          93,724
   Total assets .................................     1,550,126       296,208          --           352,619        2,198,953
   Capital expenditures .........................        56,846         9,585       4,937            31,866          103,234

--------------

(1) The Company completed the sale of Beverly Specialty Hospitals in June 1998.

(2) All Other consists of the operations of the Company's corporate headquarters and related overhead, as well as certain other non-operating revenues and expenses.

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


     (vi) The Company has been the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998. The investigation has been conducted by the Office of Inspector General of the Department of Health and Human Services and by the U.S. Department of Justice. In addition, a federal grand jury in San Francisco has investigated business practices which are the subject of the above civil investigation, and the Company's current Medicare fiscal intermediary, Blue Cross of California, is examining cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

     In late July 1999, the Company announced it had reached a tentative understanding with the U.S. Department of Justice to settle the civil and criminal aspects of all investigations by the federal government and its fiscal intermediary into the allocation of nursing labor hours to the Medicare program from 1990 to 1998 (the "Allocation Investigations"). Since that time, the Company has continued to negotiate with the federal government to complete and execute definitive settlement documents, certain of which are subject to court approval.

     As previously reported, if the tentative civil settlement is consummated, the Company would be obligated to reimburse the federal government $170,000,000 as follows: (i) $25,000,000 within 30 days of signing the definitive civil settlement agreement; and (ii) $145,000,000 to be withheld from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. In addition, the Company would agree to resubmit certain Medicare filings to reflect reduced direct labor costs.

     If the tentative criminal settlement is consummated, a subsidiary of the Company would pay a fine of $5,000,000. The effect of this settlement would be to exclude such subsidiary's nursing facilities from the Medicare and Medicaid programs and would require the subsidiary to dispose of such facilities. It is expected that this will affect no more than 10 nursing facilities.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in the previously disclosed purported class action lawsuit pending against the Company and certain of its officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that are the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action.

     In addition, since July 29, 1999, seven derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware (collectively, the "Derivative Actions"). Norman M. Lyons v. David R. Banks, et al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999; Alfred Badger, Jr. v. David R. Banks, et al., Case No. OT99-4353, was filed in the Chancery Court of Pulaski County, Arkansas (1st Division) on or about August 17, 1999 and voluntarily dismissed on November 3, 1999. On November 1, 1999, the defendants filed a motion to dismiss the Lyons and Badger actions. James L. Laurita v. David R. Banks, et al., Case No. 17348NC, was filed in the Delaware Chancery Court on or about August 2, 1999; Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999; Alan Friedman v. David
R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999. The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and Friedman actions. Elles Trading Company v. David R. Banks, et al., was filed in the Superior Court for San Francisco County, California on or about August 4, 1999. That action was removed to United States District Court for the Northern District, and plaintiff filed a motion to remand the action to state court on or about October 14, 1999. The defendants have not yet responded to the complaint in the Elles Trading Company action. Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999. The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. The Badger and Lyons actions also name as defendants certain of the Company's officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. The Lyons, Badger and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations, and the Richardson action also claims unjust enrichment. Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions.

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

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)


     GENERAL

          FORWARD LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to settle the civil and criminal aspects of the federal government investigations, ability to service and refinance its debt obligations, ability to finance growth opportunities, ability to respond to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions, including their effect on the availability and cost of labor and materials; the effect of government regulations and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company, including the final settlements of the criminal and civil aspects of the federal government investigations and the outcome of the Class Action and Derivative Lawsuits (see "Part II, Item 1. Legal Proceedings"); the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions and capital improvements; the competitive environment in which the Company operates; demographic changes; and the ability of the Company and its significant vendors, suppliers and payors to timely locate and correct all relevant computer codes and identify and remediate date-sensitive embedded chips prior to the year 2000. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them.

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

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


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

     The technology infrastructure component and the applications software component, together, comprise all of the Company's hardware and systems software, as well as all electronic interfaces with external parties. The testing phase for these components is divided into two distinct types of testing, each with its own timetable. The initial phase of year 2000 testing consists of remediating, upgrading, or replacing hardware and software. Upon successful completion of this phase of testing, the application is moved back into the production environment. At that time, the second phase of year 2000 testing is done in a parallel operating environment in which the applications are tested using year 2000 dates. The remediation, upgrade, replacement, and initial testing of all mission critical mainframe hardware and software was complete as of September 30, 1999. Trans-century compliance testing began during the first quarter of 1999 and was substantially complete as of September 30, 1999.

     The third party vendors, suppliers and major customers component of the Y2K Project includes the process of identifying and prioritizing critical vendors, suppliers and customers, and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has completed the inventory phase of this component of the Y2K Project and has initiated formal communications with all of the vendors, suppliers, and customers identified as critical to the Company's operations. During the fourth quarter of 1998, follow-up inquiries were initiated with any critical third parties that did not respond to the first communication, and detailed evaluations of the responses for the most critical third parties were initiated. Based on the data obtained and the detailed evaluations performed, contingency planning began in the fourth quarter of 1998 and was substantially complete as of September 30, 1999. The Company has no means of ensuring that third parties will be year 2000 ready. The inability of third parties to complete their year 2000 resolution process in a timely manner could materially impact the Company. The Company cannot determine the effect of non-compliance by third parties. Due to these and other uncertainties, as part of the Company's contingency planning process, the Company is taking appropriate measures to ensure that an uninterrupted supply of critical products is available into the new century, including additional monitoring of the Company's critical third party vendors and suppliers, replacing vendors and suppliers where necessary and increasing inventories when possible.

     For the business unit operating equipment component of the Y2K Project, the inventories of each individual operating unit were completed during the third quarter of 1998, and the data has been compiled and summarized by major operating category, including: medical devices and equipment; environmental systems; security systems; telecommunication and office equipment. The Company is utilizing external resources to test critical equipment impacted by the year 2000 problem, retrofit or replace equipment where necessary, and certify year 2000 compliance of all material date-sensitive equipment. All such remediation and testing will be completed during the fourth quarter of 1999.

     COSTS

     The Company has, and will continue to, utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for year 2000 modifications. The total cost of the Company's Y2K Project is estimated at approximately $29,000,000 and is being funded through operating cash flows. The total amount expended on the Y2K Project through September 30, 1999 was approximately $23,000,000 ($20,400,000 expensed and $2,600,000 capitalized for new systems and equipment), related to the activities completed to date for all components and phases of the Y2K Project. Of the total remaining Y2K Project costs, $2,000,000 is attributable to the purchase of new hardware, software and operating equipment, which will be capitalized. The remaining $4,000,000 relates to remediation of hardware, software, and operating equipment, as well as expenses related to certain contingency planning preparations, and will be expensed as incurred.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


     RISKS

     The failure to correct a material year 2000 problem could result in significant disruptions in, or failures of, normal business activities. Due to the general uncertainty inherent in the year 2000 problem, due in part to the uncertainty of the year 2000 readiness of third party vendors, suppliers and customers, the Company is unable to determine at this time if it will be impacted by year 2000 disruptions or failures, or whether the consequences of such year 2000 disruptions or failures will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company believes that, with the completion of all phases of each component of the Y2K Project as scheduled, the possibility of significant disruptions of normal operations should be significantly reduced. However, in the event of any unforeseen Y2K issues not discovered during the remediation and testing phases, a possible worst case scenario might be that the Company would be unable to provide uninterrupted service to its patients, invoice customers, or collect payments. In addition, due to the Company's dependence on Medicare and Medicaid revenue sources, disruptions in the processing and payment of Medicare or Medicaid claims could also materially adversely affect the Company. The General Accounting Office has reported that the Health Care Financing Administration, which runs Medicare, is behind schedule in taking steps to deal with the year 2000 issue, and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. The Company does not know at this time whether there will in fact be a disruption of Medicare or Medicaid reimbursements and is, therefore, unable to determine the impact on the Company, its operations or cash flows. In addition, the Company could be subject to litigation for equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company is in the process of developing contingency plans for certain critical applications and will continue development and enhancement of such plans for all critical business functions throughout 1999. These contingency plans involve, among other actions, manual workarounds, increasing inventories and staffing adjustments.

OPERATING RESULTS

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

     RESULTS OF OPERATIONS

     Net income was $7,897,000 for the third quarter of 1999, as compared to net income of $21,335,000 for the same period in 1998. The Company had an estimated annual effective tax rate of 37% and 35% in 1999 and 1998, respectively. The Company's estimated annual effective tax rates for 1999 and 1998 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. The Company's 1998 estimated annual effective tax rate was further impacted by the sale of American Transitional Hospitals, Inc. ("ATH"), which operated as Beverly Specialty Hospitals, in 1998. The Company's net deferred tax assets at September 30, 1999 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe that a deferred tax valuation allowance is necessary at September 30, 1999.

      NET OPERATING REVENUES

     The Company reported net operating revenues of $637,396,000 during the third quarter of 1999 compared to $697,937,000 for the same period in 1998. Approximately 91% and 92% of the Company's total net operating revenues for the quarters ended September 30, 1999 and 1998, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The decrease in net operating revenues of approximately $60,500,000 for the third quarter of 1999, as compared to the same period in 1998, consists of the following: a decrease of approximately $54,100,000 due to facilities which the Company operated during each of the quarters ended September 30, 1999 and 1998 ("same facility operations"); a decrease of approximately $31,800,000 due to the disposition of, or lease terminations on, 10 nursing facilities, one assisted living center and 17 home care centers in 1999 and 26 nursing facilities in 1998; partially offset by an increase of approximately $25,400,000 due to the acquisitions of nursing facilities and outpatient and home care businesses during 1999 and 1998.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


     The decrease in net operating revenues of approximately $54,100,000 for same facility operations for the third quarter of 1999, as compared to the same period in 1998, was due to the following: approximately $31,300,000 decrease in ancillary revenues and approximately $13,500,000 decrease in Medicare rates both primarily due to the impact of the Medicare prospective payment system ("PPS") and other provisions of the Balanced Budget Act of 1997; approximately $13,400,000 decrease due to a decline in same facility occupancy; approximately $9,000,000 decrease due to a shift in the Company's patient mix; and approximately $7,700,000 due to various other items; partially offset by an increase of approximately $20,800,000 due primarily to increases in Medicaid and private rates. The Company's same facility occupancy was 87.7% for the third quarter of 1999, as compared to 89.3% for the same period in 1998. The Company has implemented a series of initiatives to improve its occupancy levels and has experienced some initial success; however, it is still too early to determine the long-term effectiveness of these initiatives. No assurance can be given that these initiatives will in fact improve the Company's occupancy levels. The Company's Medicare, private and Medicaid census for same facility operations was 9%, 19% and 71%, respectively, for the third quarter of 1999, as compared to 10%, 20% and 69%, respectively, for the same period in 1998.

     The decrease in net operating revenues of approximately $31,800,000 for the third quarter of 1999, as compared to the same period in 1998, resulting from dispositions and lease terminations that occurred during the nine months ended September 30, 1999 and the year ended December 31, 1998 are described below. During the nine months ended September 30, 1999, the Company sold or terminated the leases on 10 nursing facilities (1,075 beds), one assisted living center (10 units), 17 home care centers and certain other assets. The Company did not operate two of these nursing facilities (166 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax losses, which were included in net operating revenues during the nine months ended September 30, 1999, of approximately $4,000,000 as a result of these dispositions. During the year ended December 31, 1998, the Company sold or terminated the leases on 26 nursing facilities (3,203 beds) and certain other assets. The Company did not operate seven of these nursing facilities (893 beds) which were leased to other nursing home operators in prior year transactions.

     The increase in net operating revenues of approximately $25,400,000 for the third quarter of 1999, as compared to the same period in 1998, resulting from acquisitions which occurred during the nine months ended September 30, 1999 and the year ended December 31, 1998 are described below. During the nine months ended September 30, 1999, the Company purchased three outpatient clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets. During the year ended December 31, 1998, the Company purchased 111 outpatient clinics, 50 home care centers, eight nursing facilities (823 beds), one assisted living center (48 units), two previously leased nursing facilities (228 beds) and certain other assets.

     OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $576,703,000 during the third quarter of 1999 compared to $624,777,000 for the same period in 1998. The decrease of approximately $48,100,000 consists of the following: a decrease of approximately $43,800,000 due to same facility operations; a decrease of approximately $29,900,000 due to dispositions; partially offset by an increase of approximately $25,600,000 due to acquisitions. (See above for a discussion of dispositions and acquisitions).

     The decrease in operating and administrative expenses of approximately $43,800,000 for same facility operations for the third quarter of 1999, as compared to the same period in 1998, was due primarily to a shift in the Company's patient mix, as well as a decline in same facility occupancy, and consists of the following: approximately $31,100,000 due to a decrease in wages and related expenses; approximately $10,700,000 due to a decrease in contracted therapy expenses; and approximately $2,000,000 due primarily to decreases in purchased ancillary products, nursing supplies and other variable costs. Although the Company's wages and related expenses decreased for the third quarter of 1999, as compared to the same period in 1998, the Company's weighted average wage rate and use of registry personnel continue to increase, both of which underscore the increased difficulties many of the Company's nursing facilities are having attracting nursing aides, assistants and other important personnel. The Company is addressing this through several ongoing programs and training initiatives. No assurance can be given that these programs and training initiatives will in fact improve the Company's ability to attract these nursing personnel.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


   INTEREST EXPENSE, NET

     Interest income decreased to $935,000 for the third quarter of 1999, as compared to $2,698,000 for the same period in 1998 primarily due to the sale of securities in conjunction with a loss portfolio transfer transaction during the fourth quarter of 1998. Interest expense increased to $20,001,000 for the third quarter of 1999, as compared to $16,788,000 for the same period in 1998 primarily due to imputed interest on the tentative civil settlement of approximately $2,100,000, an increase in net borrowings under the Revolver/Letter of Credit Facility during the third quarter of 1999 as compared to the same period in 1998, and the write-off of deferred financing costs in conjunction with certain bond refundings.


   DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $25,669,000 for the third quarter of 1999, as compared to $23,711,000 for the same period in 1998. Such increase was affected by the following: approximately $2,700,000 increase due to capital additions and improvements, as well as acquisitions; partially offset by a decrease of approximately $700,000 due to dispositions of, or lease terminations on, certain facilities.

NINE MONTHS 1999 COMPARED TO NINE MONTHS 1998

   RESULTS OF OPERATIONS

     Net loss was $102,053,000 for the nine months ended September 30, 1999, as compared to net income of $56,506,000 for the same period in 1998. Net loss for the nine months ended September 30, 1999 included a special pre-tax charge of approximately $199,000,000 related to the tentative settlements of the Allocation Investigations (as discussed herein). Results of operations for the nine months ended September 30, 1998 have been restated for a cumulative effect adjustment of $4,415,000, net of income taxes, resulting from the adoption, effective January 1, 1998, of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred.

     In late July 1999, the Company reached a tentative understanding with the U.S. Department of Justice to settle the civil and criminal aspects of all investigations by the federal government and its fiscal intermediary into the allocation of nursing labor hours to the Medicare program from 1990 to 1998 (the "Allocation Investigations") (See "Part II, Item 1. Legal Proceedings"). As a result, during the second quarter ended June 30, 1999, the Company recorded a special pre-tax charge of approximately $199,000,000 ($125,400,000, net of income taxes, or $1.22 per share diluted) which includes: (i) provisions totaling approximately $128,800,000 representing the net present value of the tentative civil and criminal settlements; (ii) impairment losses of approximately $17,000,000 on certain nursing facilities which would be excluded from the Medicare and Medicaid programs and would be required to be disposed of in conjunction with the tentative criminal settlement; (iii) approximately $39,000,000 for certain prior year cost report related items affected by the tentative settlements; (iv) approximately $3,100,000 of debt issuance and refinancing costs related to various bank debt modifications as a result of the tentative settlements; and (v) approximately $11,100,000 for other investigation and settlement related costs.

     It is anticipated that the tentative civil settlement will include a $170,000,000 non-interest bearing obligation due as follows: (i) $25,000,000 due within 30 days of signing the final civil settlement documents; and (ii) the $145,000,000 balance due over an eight-year period in the form of reductions in the Company's future biweekly Medicare periodic interim payments. Because this obligation will not bear interest, the Company is required to impute interest over the eight-year period. This imputed

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


interest expense, along with an increase in interest and rent expense resulting from the Amendments, will adversely impact the Company's future operating results. In addition, it is anticipated that a subsidiary of the Company will pay a fine of approximately $5,000,000 in connection with the criminal settlement. The effect of this settlement would be to exclude such subsidiary's nursing facilities from the Medicare and Medicaid programs and would require the subsidiary to dispose of such facilities. It is expected that this will affect no more than 10 nursing facilities.

     If, prior to January 1, 1999, the tentative settlement obligations and related items had been finalized and recorded, the Company's bank debt had been refinanced and the Company had closed or sold the facilities that are expected to be impacted by the tentative criminal settlement, the Company's net income would have been reduced by approximately $4,100,000, or $.04 per share diluted, for the quarter ended September 30, 1999, and approximately $10,400,000, or $.10 per share diluted, for the nine months ended September 30, 1999.

     NET OPERATING REVENUES

     The Company reported net operating revenues of $1,903,748,000 during the nine months ended September 30, 1999 compared to $2,107,752,000 for the same period in 1998. Approximately 90% of the Company's total net operating revenues for the nine months ended September 30, 1999 and 1998 were derived from services provided by the Company's Beverly Healthcare segment. The decrease in net operating revenues of approximately $204,000,000 for the nine months ended September 30, 1999, as compared to the same period in 1998, consists of the following: a decrease of approximately $161,400,000 due to dispositions (as discussed above), as well as the sale of ATH in June 1998 to Select Medical Corporation; a decrease of approximately $152,000,000 due to facilities which the Company operated during each of the nine months ended September 30, 1999 and 1998 ("same facility operations"); partially offset by an increase of approximately $109,400,000 due to acquisitions. (See above for a discussion of dispositions and acquisitions).

     The decrease in net operating revenues of approximately $152,000,000 for same facility operations for the nine months ended September 30, 1999, as compared to the same period in 1998, was due to the following: approximately $74,200,000 decrease in ancillary revenues and approximately $36,400,000 decrease in Medicare rates both primarily due to the impact of PPS and other provisions of the Balanced Budget Act of 1997; approximately $45,800,000 decrease due to a shift in the Company's patient mix; approximately $37,400,000 decrease due to a decline in same facility occupancy; and approximately $12,600,000 due to various other items; partially offset by an increase of approximately $54,400,000 due primarily to increases in Medicaid and private rates. The Company's same facility occupancy was 87.7% for the nine months ended September 30, 1999, as compared to 89.2% for the same period in 1998. The Company has implemented a series of initiatives to improve its occupancy levels and has experienced some initial success; however, it is still too early to determine the long-term effectiveness of these initiatives. No assurance can be given that these initiatives will in fact improve the Company's occupancy levels. The Company's Medicare, private and Medicaid census for same facility operations was 9%, 20% and 70%, respectively, for the nine months ended September 30, 1999, as compared to 11%, 20% and 68%, respectively, for the same period in 1998.

     OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $1,727,368,000 during the nine months ended September 30, 1999 compared to $1,898,799,000 for the same period in 1998. The decrease of approximately $171,400,000 consists of the following: a decrease of approximately $141,300,000 due to dispositions; a decrease of approximately $132,600,000 due to same facility operations; partially offset by an increase of approximately $102,500,000 due to acquisitions. (See above for a discussion of dispositions and acquisitions).

     The decrease in operating and administrative expenses of approximately $132,600,000 for same facility operations for the nine months ended September 30, 1999, as compared to the same period in 1998, was due primarily to a shift in the Company's patient mix, as well as a decline in same facility occupancy, and consists of the following: approximately $70,300,000 due to a decrease in wages and related expenses; approximately $42,300,000 due to a decrease in contracted therapy expenses; and approximately $20,000,000 due primarily to decreases in purchased ancillary products, nursing supplies and other variable costs. Although, the Company's wages and related expenses decreased for the nine months ended September 30, 1999, as compared to the same period in 1998, the Company's weighted average wage rate and use of registry personnel continue to increase, both of which underscore the increased difficulties many of the Company's nursing facilities are having attracting nursing aides, assistants and other important personnel. The Company is addressing this through several ongoing programs and training initiatives. No assurance can be given that these programs and training initiatives will in fact improve the Company's ability to attract these nursing personnel.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


     INTEREST EXPENSE, NET

     Interest income decreased to $3,290,000 for the nine months ended September 30, 1999, as compared to $7,958,000 for the same period in 1998 primarily due to the sale of securities in conjunction with a loss portfolio transfer transaction during the fourth quarter of 1998. Interest expense increased to $54,029,000 for the nine months ended September 30, 1999, as compared to $48,869,000 for the same period in 1998 primarily due to an increase in net borrowings under the Revolver/Letter of Credit Facility during the nine months ended September 30, 1999 as compared to the same period in 1998, imputed interest on the tentative civil settlement of approximately $2,100,000, and the write-off of deferred financing costs in conjunction with certain bond refundings.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $74,511,000 for the nine months ended September 30, 1999, as compared to $69,947,000 for the same period in 1998. Such increase was affected by the following: approximately $8,800,000 increase due to acquisitions, as well as capital additions and improvements; partially offset by a decrease of approximately $4,200,000 due to dispositions of, or lease terminations on, certain facilities and ATH.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had approximately $17,500,000 in cash and cash equivalents, approximately $147,000,000 of net working capital and approximately $191,700,000 of unused commitments under its Revolver/Letter of Credit Facility.

     Net cash provided by operating activities for the nine months ended September 30, 1999 was approximately $118,700,000, an increase of approximately $86,400,000 from the prior year primarily due to a reduction in patient accounts receivable as a result of the sale of receivables to BFC (as defined below), as well as the Company's continuing focus on cash collections, and certain income tax refunds received during the nine months ended September 30, 1999. Net cash used for investing and financing activities were approximately $45,200,000 and $73,300,000, respectively, for the nine months ended September 30, 1999. The Company received net cash proceeds of approximately $126,000,000 from the issuance of long-term debt, approximately $41,000,000 from the dispositions of facilities and other assets and approximately $16,600,000 from collections on notes receivable. Such net cash proceeds, along with cash generated from operations and cash on hand, were used to repay approximately $121,000,000 of net borrowings under its Revolver/Letter of Credit Facility, to repay approximately $75,600,000 of long-term debt and to fund capital expenditures totaling approximately $69,000,000.

     In January 1999, the Company entered into a $65,000,000 promissory note at an annual interest rate of 6.50%. In October 1999, the note was renegotiated to allow the Company to make an interest-only payment in January 2000 at an annual interest rate of 6.50%, with the principal balance payable in two equal installments in January 2001 and in January 2002 at an annual interest rate of 7.00%. The proceeds from this promissory note were used to pay down Revolver borrowings and is secured by a surety bond. During the nine months ended September 30, 1999, the Company entered into promissory notes totaling approximately $10,820,000 in conjunction with the construction of certain nursing facilities. Such debt instruments bear interest at rates ranging from 7.75% to 8.00%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities. Also during such period, the Company entered into promissory notes totaling approximately $15,100,000 in conjunction with the acquisitions of certain facilities. Such debt instruments bear interest at rates ranging from 7.00% to 8.00%, require monthly installments of principal and interest and are secured by mortgage interests in the real property and security interests in the personal property of the acquired facilities.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


     In June 1999, the Company refinanced its Medium Term Notes, increasing its borrowings from $40,000,000 to $50,000,000. The Medium Term Notes are collateralized by patient accounts receivable, which are sold by Beverly Health and Rehabilitation Services, Inc. ("BHRS") (currently operating as Beverly Healthcare), a wholly-owned subsidiary of the Company, to Beverly Funding Corporation ("BFC"), a wholly-owned bankruptcy remote subsidiary of the Company. As a result of this refinancing, the Company was required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") to deconsolidate BFC. SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. It requires companies to recognize the financial and servicing assets it controls and the liabilities it has incurred and to deconsolidate financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. Deconsolidation of BFC, which had total assets of approximately $74,200,000, total liabilities of approximately $55,800,000 and total stockholder's equity of approximately $18,400,000 at June 30, 1999, caused a reduction in the Company's accounts receivable-patient and long-term debt. In addition, the Company recorded its ongoing investment in BFC as an increase in other, net assets.

     During July 1999, BFC increased its borrowings under the Medium Term Notes to $70,000,000. In conjunction therewith, the Company, through BHRS, sold an additional $25,000,000 of patient accounts receivable and made an additional capital contribution of $5,000,000 to BFC. At September 30, 1999, BFC had total assets of approximately $108,000,000, total liabilities of approximately $74,100,000, and total stockholder's equity of approximately $33,900,000. The Company's Statement of Cash Flows reflects the change from June 30, 1999 to September 30, 1999 in receivables sold to BFC in the caption Accounts receivable
- patient and the change from June 30, 1999 to September 30, 1999 in the Company's investment in BFC in the caption Other, net - investing.

     The Company has a $125,000,000 financing arrangement available for the construction of certain facilities. The Company leases the facilities, under operating leases with the creditor, upon completion of construction. The Company has the option to purchase these facilities at the end of the initial lease terms at fair market value. Total construction advances under the financing arrangement as of September 30, 1999 were approximately $107,100,000.

     Effective September 30, 1999, the Company executed an amendment to the Credit Agreement covering the Company's $375,000,000 Revolver/Letter of Credit Facility, as well as amendments with certain of its other lenders covering debt of approximately $199,000,000 (collectively, the "Amendments"). Such Amendments were required since recording of the special charges related to the tentative settlements, as discussed herein, would have resulted in the Company's noncompliance with certain financial covenants contained in those debt agreements. The Amendments modify certain financial covenant levels and increase the annual interest rates for such debt.

     It is anticipated that the settlements of the Allocation Investigations, if consummated, will require payments totaling $30,000,000 ($25,000,000 for the tentative civil settlement and $5,000,000 for the tentative criminal settlement) due within 30 days of signing the final settlement documents, with the remaining $145,000,000 to be withheld from the Company's bi-weekly Medicare periodic interim payments beginning in the year 2000 and continuing for a period of eight years. The Company expects to use borrowings under its Revolver/Letter of Credit Facility to make the initial $30,000,000 payments. The Company anticipates cash flows from operations to decline approximately $18,100,000 per year as a result of the reduction in Medicare periodic interim payments and, therefore, may incur additional borrowings to fund ongoing cash needs in the future.

     The Company currently anticipates that cash flows from operations and borrowings under its banking arrangements will be adequate to repay its debts due within one year of approximately $23,800,000, to fund the settlement obligations to the federal government, to make normal recurring capital additions and improvements of approximately $102,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending September 30, 2000. If cash flows from operations or availability under existing banking arrangements fall below expectations, the Company may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


ITEM 1.  LEGAL PROCEEDINGS

     The Company has been the subject of a federal government investigation relating to the allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998. The investigation has been conducted by the Office of Inspector General of the Department of Health and Human Services and by the U.S. Department of Justice. In addition, a federal grand jury in San Francisco has investigated business practices which are the subject of the above civil investigation, and the Company's current Medicare fiscal intermediary, Blue Cross of California, is examining cost reports of the Company's facilities with respect to the areas that are the focus of the government investigation.

     In late July 1999, the Company announced it had reached a tentative understanding with the U.S. Department of Justice to settle the civil and criminal aspects of all investigations by the federal government and its fiscal intermediary into the allocation of nursing labor hours to the Medicare program from 1990 to 1998 (the "Allocation Investigations"). Since that time, the Company has continued to negotiate with the federal government to complete and execute definitive settlement documents, certain of which are subject to court approval.

     As previously reported, if the tentative civil settlement is consummated, the Company would be obligated to reimburse the federal government $170,000,000 as follows: (i) $25,000,000 within 30 days of signing the definitive civil settlement agreement; and (ii) $145,000,000 to be withheld from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. In addition, the Company would agree to resubmit certain Medicare filings to reflect reduced direct labor costs.

     If the tentative criminal settlement is consummated, a subsidiary of the Company would pay a fine of $5,000,000. The effect of this settlement would be to exclude such subsidiary's nursing facilities from the Medicare and Medicaid programs and would require the subsidiary to dispose of such facilities. It is expected that this will affect no more than 10 nursing facilities.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in the previously disclosed purported class action lawsuit pending against the Company and certain of its officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that are the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action.

     In addition, since July 29, 1999, seven derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware (collectively, the "Derivative Actions"). Norman M. Lyons v. David R. Banks, et al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999; Alfred Badger, Jr. v. David R. Banks, et al., Case No. OT99-4353, was filed in the Chancery Court of Pulaski County, Arkansas (1st Division) on or about August 17, 1999 and voluntarily dismissed on November 3, 1999. On November 1, 1999, the defendants filed a motion to dismiss the Lyons and Badger actions. James L. Laurita v. David R. Banks, et al., Case No. 17348NC, was filed in the Delaware Chancery Court on or about August 2, 1999; Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999; Alan Friedman
v. David R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999. The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and Friedman actions. Elles Trading Company v. David R. Banks, et al., was filed in the Superior Court for San Francisco County, California on or about August 4, 1999. That action was removed to United States District Court for the Northern District, and plaintiff filed a motion to

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)


remand the action to state court on or about October 14, 1999. The defendants have not yet responded to the complaint in the Elles Trading Company action. Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999. The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. The Badger and Lyons actions also name as defendants certain of the Company's officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. The Lyons, Badger and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations, and the Richardson action also claims unjust enrichment. Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions.

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

ITEM 6(a).  EXHIBITS

   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------

     10.1 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 30, 1999, among Beverly Enterprises, Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York, as Issuing Bank and Agent

     10.2 First Amendment and Restatement, dated as of June 1, 1999, of Trust Indenture, dated as of December 1, 1994, from Beverly Funding Corporation, as Issuer, to The Chase Manhattan Bank, as Trustee

     10.3 Series Supplement, dated as of June 1, 1999, by and between Beverly Funding Corporation and The Chase Manhattan Bank ("1999-1 Series Supplement")

     10.4 First Amendment, dated as of July 14, 1999, to the 1999-1 Series Supplement

     10.5 Master Amendment No. 1 to Amended and Restated Participation Agreement and Amended and Restated Master Lease and Open-End Mortgage, entered into as of September 30, 1999, among Beverly Enterprises, Inc. as Representative, Construction Agent, Parent Guarantor and Lessee; Bank of Montreal Global Capital Solutions, Inc., as Lessor and Agent Lessor; and Bank of Montreal, as Administrative Agent, Arranger and Syndication Agent

     27.1      Financial Data Schedule for the nine months ended September 30,
               1999

     27.2 Restated Financial Data Schedule for the nine months ended September 30, 1998


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

                                                     BEVERLY ENTERPRISES, INC.
                                                     Registrant



Dated:  November 15, 1999                           By:  /s/ PAMELA H. DANIELS
                                                       ------------------------
                                                          Pamela H. Daniels
                                                            Vice President,
                                                         Controller and Chief
                                                           Accounting Officer

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------
     10.1      Amendment No. 1 to Amended and Restated Credit Agreement,
               dated as of September 30, 1999, among Beverly Enterprises,
               Inc., the Banks listed therein and Morgan Guaranty Trust
               Company of New York, as Issuing Bank and Agent

     10.2      First Amendment and Restatement, dated as of June 1, 1999, of
               Trust Indenture, dated as of December 1, 1994, from Beverly
               Funding Corporation, as Issuer, to The Chase Manhattan Bank, as
               Trustee

     10.3 Series Supplement, dated as of June 1, 1999, by and between Beverly Funding Corporation and The Chase Manhattan Bank ("1999-1
               Series Supplement")

     10.4      First Amendment, dated as of July 14, 1999, to the 1999-1 Series
               Supplement

     10.5      Master Amendment No. 1 to Amended and Restated Participation
               Agreement and Amended and Restated Master Lease and Open-End
               Mortgage, entered into as of September 30, 1999, among Beverly
               Enterprises, Inc. as Representative, Construction Agent, Parent
               Guarantor and Lessee; Bank of Montreal Global Capital Solutions,
               Inc., as Lessor and Agent Lessor; and Bank of Montreal, as
               Administrative Agent, Arranger and Syndication Agent

     27.1      Financial Data Schedule for the nine months ended September 30,
               1999

     27.2      Restated Financial Data Schedule for the nine months ended
               September 30, 1998