Form 10-K
period 1999-12-31
BEVERLY ENTERPRISES INC
filed 2000-03-30
CIK 1040441

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $266,486,131 AS OF FEBRUARY 29, 2000.

                                  102,495,556
  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 29, 2000)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 25, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to service and refinance its debt obligations, ability to finance growth opportunities, ability to respond to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions, including their effect on the availability and cost of labor and materials; the effect of government regulations and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company, including patient care liabilities, as well as the resolution of the Class Action and Derivative Lawsuits (see "Item 3. Legal Proceedings"); the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions and capital improvements; the competitive environment in which the Company operates; the ability to maintain and increase census levels; and demographic changes. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. See "Item 1. Business -- Governmental Regulation and Reimbursement," "-- Competition" and "-- Employees" for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and various risk factors inherent in them.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries. The business of the Company consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, home care centers, outpatient therapy clinics and rehabilitation therapy services.

     The Company is one of the largest operators of nursing facilities in the United States. At February 29, 2000, the Company operated 559 nursing facilities with 61,896 licensed beds. The nursing facilities are located in 29 states and the District of Columbia, and range in capacity from 20 to 355 beds. At February 29, 2000, the Company also operated 37 assisted living centers containing 1,138 units, 180 outpatient therapy clinics, and 63 home care centers. The Company's nursing facilities had average occupancy of 87.2%, 88.7% and 88.9% during the years ended December 31, 1999, 1998 and 1997, respectively. See "Item 2. Properties."

     Healthcare service providers, such as the Company, operate in an industry that is subject to significant changes from business combinations, new strategic alliances, legislative reform, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. Most recently, the significant reductions in stock prices for publicly-held long-term care companies, as well as the increasing number of providers filing for bankruptcy protections, could change the nature of the activity in this area.

OPERATIONS

     The Company is currently organized into two operating segments, which include: (i) Beverly Healthcare, which provides long-term healthcare through the operation of nursing facilities and assisted living centers; and (ii) Beverly Care Alliance, which operates outpatient therapy clinics, home care centers and an inpatient rehabilitation therapy services business. Business in each operating segment is conducted by one or more corporations headed by a president who is also a senior officer of the Company. The corporations comprising each of the two operating segments also have separate boards of directors. See "Part II,
Item 8 -- Note 11 of Notes to Consolidated Financial Statements" for segment information.

     Beverly Healthcare's nursing facilities provide residents with routine long-term care services, including daily dietary, social and recreational services and a full range of pharmacy services and medical supplies. Beverly Healthcare's skilled staff also offers complex and intensive medical services to patients with higher acuity disorders outside the traditional acute care hospital setting. In addition, Beverly Healthcare provides assisted living services. Approximately 91%, 90% and 80% of the Company's total net operating revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from services provided by Beverly Healthcare.

     Beverly Care Alliance provides outpatient and rehabilitative therapy services, home care services, and managed care contract services within the Company's nursing facilities and to other healthcare providers. Approximately 9%, 7% and 2% of the Company's total net operating revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from services provided by Beverly Care Alliance.

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

                                      MEDICAID             MEDICARE          PRIVATE AND VA
                                 ------------------   ------------------   ------------------
                                           ROOM AND             ROOM AND             ROOM AND
                                 PATIENT    BOARD     PATIENT    BOARD     PATIENT    BOARD     ANCILLARY AND
                                  DAYS     REVENUES    DAYS     REVENUES    DAYS     REVENUES   OTHER REVENUES
                                 -------   --------   -------   --------   -------   --------   --------------
Year ended:
  December 31, 1999............    71%        52%        9%        14%       20%        19%           15%
  December 31, 1998............    69%        46%       11%        13%       20%        18%           23%
  December 31, 1997............    68%        40%       12%        12%       20%        16%           32%

     Consistent with the long-term care industry in general, changes in the mix of the Company's patient population among the Medicaid, Medicare and private categories can significantly affect revenues and profitability. In most states, private patients are the most profitable, and Medicaid patients are the least profitable.

     Ancillary revenues are derived from providing services to residents beyond room, board and custodial care and include occupational, physical, speech, respiratory and intravenous ("IV") therapy, as well as sales of pharmaceuticals and other services. Such services are currently provided primarily to Medicare and private pay patients.

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

     State Medicaid reimbursement programs vary as to the methodology used to determine the level of allowable costs which are reimbursed to operators. In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, payments made to a facility on an interim basis that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future payments to the affected facility and to other facilities owned by the same owner. Arizona, Arkansas and California provide for reimbursement at a flat daily rate, as determined by the responsible state agency. Several states in which the Company currently operates have enacted payment mechanisms which are based on patient acuity versus traditional cost-based methodologies. Many other states are actively developing similar payment systems based on patient acuity or which may follow a methodology similar to Medicare's prospective payment system. The Company is unable to estimate the ultimate impact of these changes in payment mechanisms on the Company's future consolidated financial position, results of operations, or cash flows.

     Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both the federal and state governments. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act") in which Congress included numerous program changes directed at balancing the federal budget. The legislation changed Medicare and Medicaid policy in a number of ways, including: (i) the phase in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998 (see below); (ii) establishment of limitations on Part B therapy charges per beneficiary per year; (iii) a 10% reduction in Part B therapy costs for the period from January 1, 1998 through July 1, 1998, at which time reimbursement for these services became based on fee schedules established by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"); (iv) development of new Medicare and Medicaid health plan options; (v) creation of additional safeguards against healthcare fraud and abuse; and (vi) repeal of the Medicaid "Boren Amendment" payment standard. The legislation also included new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures.

     PPS, which became effective for the Company on January 1, 1999, significantly changed the manner in which its skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. In year one (1999 for the Company), Medicare PPS rates were based 75% on 1995 facility-specific Medicare costs (as adjusted for inflation) and 25% was federally-determined based upon the acuity level (as measured by which one of 44 Resource Utilization Grouping ("RUG") categories a particular patient is classified) of Medicare patients served in the Company's skilled nursing facilities. The direct impact of PPS and other provisions of the 1997 Act was a decrease in the Company's 1999 net operating revenues of approximately $114,000,000 as compared to 1998. Unless a nursing facility provider chooses to be reimbursed at 100% of the federally-determined acuity-adjusted rate as allowed under BBRA 1999 (as discussed below): (i) in year two, Medicare PPS rates will be based 50% on 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted rate; (ii) in year three, Medicare PPS rates will be based 25% on 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted rate; and (iii) in year four and thereafter, Medicare PPS rates will be based entirely on the federally-determined acuity-adjusted rate.

     In November 1999, the President signed into law the Balanced Budget Refinement Act of 1999 ("BBRA 1999") which refines the 1997 Act and will restore approximately $2.7 billion in Medicare funding for skilled nursing providers over the next three years. The provisions of BBRA 1999 include: (i) the option for a skilled nursing provider to choose between the higher of current law, as described above, or 100% of the federally-determined acuity-adjusted rate effective for cost reporting periods starting on or after January 1, 2000; (ii) a temporary increase of 20% in the federal adjusted per diem rates for 15 RUG categories covering extensive services, special care, clinically complex, and high and medium rehabilitation, for the period from April 1, 2000 through September 30, 2000; at which time, if HCFA has not recalculated the necessary refinements to the overall RUG-III system, the 20% increase will be extended until such time as the calculations are completed; (iii) a 4% increase in the federal adjusted per diem rates for all 44 RUG categories for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002; (iv) a two-year moratorium on implementing the two Part B $1,500 therapy limitations contained in the 1997 Act, effective January 1, 2000 through January 1, 2002; (v) a retroactive provision that corrects a technical error in the 1997 Act denying payment of Part B services to skilled nursing facilities participating in PPS demonstration projects; and (vi) exclusion from the Medicare PPS rates of ambulance services to and from dialysis, prosthetic devices, radioisotopes and chemotherapy furnished on or after April 1, 2000. The Company has elected to move to a 100% federally-determined acuity-adjusted rate on approximately 300 of its nursing facilities effective January 1, 2000. The Company currently estimates an increase in its 2000 net operating revenues of approximately $20,000,000 related to the impact of BBRA 1999. However, no assurances can be given as to what the actual impact of BBRA 1999 will be on the Company's consolidated financial position or results of operations. In addition, future federal budget legislation and federal and state regulatory changes, including refinements to the RUG-III system expected from HCFA by October 1, 2000, may negatively impact the Company.

     In addition to the requirements to be met by the Company's facilities for annual licensure renewal, the Company's healthcare facilities are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their operator's licenses and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities and the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of medical care. Such requirements are subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant capital in order to do so.

     HCFA published new survey, certification and enforcement guidelines in July 1999 and December 1999 to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987"). The OBRA 1987 statute authorized HCFA to develop regulations governing survey, certification and enforcement of the requirements for contract participation by skilled nursing facilities under Medicare and nursing facilities under Medicaid. Among the provisions that HCFA has adopted are requirements that (i) surveys focus on residents' outcomes; (ii) all deviations from the participation requirements will be considered deficiencies, but all deficiencies will not constitute noncompliance; and (iii) certain types of deficiencies must result in the imposition of a sanction. The regulations also identify alternative remedies and specify the categories of deficiencies for which they will be applied. These remedies include: temporary management; denial of payment for new admissions; denial of payment for all residents; civil monetary penalties of $50 to $10,000; closure of facility and/or transfer of residents in emergencies; directed plans of correction; and directed in service training. HCFA's most recent enforcement guidelines established criteria that mandates the immediate application of remedies before the provider has an opportunity to correct the deficiency; that impose a "per instance" civil monetary penalty up to $10,000 per day; and that allow imposition of termination in as few as two days. The Company has undertaken an analysis of the procedures with respect to its programs and facilities covered by the revised HCFA regulations. While it is unable to predict at this time the degree to which its programs and facilities will be determined to be in compliance with regulations, compliance data for the past year is available. Results of HCFA surveys for the past year determined that over 96% of the Company's nursing facilities surveyed have been determined to be in compliance with the HCFA criteria. HCFA has reported that of all non-Company facilities in the states in which the Company operates, 95% of such facilities were determined to be similarly in compliance. Furthermore, the average number of deficiencies cited in the Company's facilities was less than the rest of the industry, and the Company had more deficiency-free facilities than the rest of the industry. Although the Company could be adversely affected if a substantial portion of its programs or facilities were eventually determined not to be in compliance with the HCFA regulations, the Company believes its programs and facilities are generally in compliance.

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

     On February 3, 2000, the Company entered into a series of agreements with the U.S. Department of Justice and the Office of Inspector General (the "OIG") of the Department of Health and Human Services, which settled the federal government investigations of the Company relating to the allocation to the Medicare Program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations"). These agreements finalized the terms of the settlements, which were tentatively announced in July 1999.

     The agreements consist of: (i) a Plea Agreement; (ii) a Civil Settlement Agreement; (iii) a Corporate Integrity Agreement; and (iv) an agreement concerning the disposition of 10 nursing facilities. Under the Plea Agreement, a subsidiary of the Company pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare relating to the submission of certain Medicare cost reports for 10 separate nursing facilities. The subsidiary paid a criminal fine of $5,000,000 and, under a separate agreement, is obligated to dispose of the 10 nursing facilities. The subsidiary will continue to operate and staff the nursing facilities until new operators are found.

     Under the separate Civil Settlement Agreement, the Company will reimburse the federal government $170,000,000 as follows: (i) $25,000,000, which was paid during the first quarter of 2000, and (ii) $145,000,000 to be withheld from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. Such installments began during the first quarter of 2000. In addition, the Company agreed to resubmit certain Medicare filings to reflect reduced labor costs.

     The Company also entered into a Corporate Integrity Agreement with the OIG relating to the monitoring of compliance with requirements of federal healthcare programs on an ongoing basis. Such agreement addresses the Company's obligations to ensure that it is in compliance with the requirements for participation in the federal healthcare programs, and includes the Company's functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement.

     Except as noted above, the Company believes that its facilities are in substantial compliance with currently applicable Medicaid and Medicare conditions of participation. In the ordinary course of its business, however, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions can include the imposition of fines, temporary suspension of admission of new patients to the facility, decertification from participation in the Medicaid or Medicare programs and, in extreme circumstances, revocation of a facility's license.

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

     In 1991 and again in 1999, HHS promulgated regulations which describe, or clarify, certain arrangements that would not be subject to enforcement action under the Social Security Act (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow, leaving unprotected a wide range of economic relationships that many hospitals, physicians and other healthcare providers consider to be legitimate business arrangements not prohibited by the Antifraud Amendments. The regulations do not purport to describe comprehensively all lawful relationships between healthcare providers and referral sources, and clearly provide that arrangements that do not qualify for Safe Harbor protection are not automatically deemed to violate the Antifraud Amendments. Thus, skilled nursing facilities and other healthcare providers having arrangements or relationships that do not fall within a Safe Harbor may not be required to alter them in order to ensure compliance with the Social Security Act provisions. Although failure to qualify for a Safe Harbor may subject a particular arrangement or relationship to increased regulatory scrutiny, the fact that a particular relationship or arrangement does not fall within one of the Safe Harbors does not, in and of itself, mean the relationship or arrangement is unlawful.

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

     Many states in which the Company operates also have laws that prohibit payments to physicians for patient referrals with statutory language similar to the Antifraud Amendments, but with broader effect since they apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties, as well as loss of licensure. Many states also have passed legislation similar to the Stark Law, but with broader effect, since the legislation applies regardless of the source of payment for care. The scope of these state laws is broad and little precedent exists for their interpretation or enforcement.

     On August 21, 1996, President Clinton signed significant new federal health reform legislation known as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The new law includes comprehensive and far-reaching revisions or supplements to the Antifraud Amendments. Under HIPAA, healthcare fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any healthcare benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Most of the provisions of HIPAA became effective January 1, 1997. HIPAA was followed by the 1997 Act. The 1997 Act also contained a significant number of new fraud and abuse provisions. For example, civil monetary penalties may now be imposed for violations of the anti-kickback provisions of the Medicare and Medicaid statute (previously, exclusion or criminal prosecution were the only actions under the anti-kickback statute), as well as contracting with an individual or entity that the provider knows or should know is excluded from a federal healthcare program. The 1997 Act provides for civil monetary penalties of $50,000 and damages of not more than three times the amount of remuneration in the prohibited activity.

     In October 1999, under the mandates of HIPAA, HHS released proposed regulations aimed at protecting the privacy of electronically transmitted health data. Such regulations are expected to be finalized during the second quarter of 2000. The proposed regulations are designed to set boundaries on the use and release of health records and establish accountability for inappropriate use and release of protected health information. Protected health information is individually identifiable health information that is or has been electronically transmitted or electronically maintained by a covered entity and includes such information in any other form. Under the proposed regulations, all health plans and many healthcare providers, including the Company, as well as healthcare clearinghouses, fall within the scope of the regulations. The proposed regulations would: (i) allow health information to be used and shared for treatment and payment for health care; (ii) allow information to be disclosed without an individual's authorization for certain national priority purposes, such as research, public health and oversight, but only under defined circumstances; (iii) require written authorization for use and disclosure of health information for other purposes; and (iv) create standards for informing individuals how their information is used and disclosed, ensure individuals that they have access to information about themselves, and require health plans and providers to maintain administrative and physical safeguards to protect the confidentiality of health information and protect against unauthorized access. HHS estimates that implementation of the proposed regulations will cost the healthcare industry approximately $1.8 billion to $6.3 billion over the next five years. The Company will be required to be in compliance with the proposed regulations within two years of final issuance of the regulations. The Company is currently evaluating the impact of compliance with the proposed regulations but has not completed its analysis or finalized its estimated costs to comply. There can be no assurances that the final regulations will not have an adverse affect on the Company's consolidated financial position, results of operations or cash flows.

     In 1976, Congress established the OIG at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statutes, the OIG has from time to time issued "fraud alerts" identifying segments of the healthcare industry and particular practices that are vulnerable to abuse. The OIG has issued three fraud alerts targeting the skilled nursing industry: an August 1995 alert relating to the provision of medical supplies to nursing facilities, the fraudulent billing for medical supplies and equipment and fraudulent supplier transactions; a May 1996 alert focusing on the provision of fraudulent professional services to nursing facility residents; and a March 1998 alert addressing the interrelationship between hospice services and the nursing home industry, and potentially illegal practices and arrangements. The fraud alerts encourage persons having information about potentially abusive practices or transactions to report such information to the OIG.

     In addition to laws addressing referral relationships, several federal laws impose criminal and civil sanctions for fraudulent and abusive billing practices. The federal False Claims Act imposes sanctions, consisting of monetary penalties of up to $10,000 for each claim and treble damages, on entities and persons who knowingly present or cause to be presented a false or fraudulent claim for payment to the federal government. Section 1128B(a) of the Social Security Act prohibits the knowing and willful making of a false statement or misrepresentation of a material fact in relation to the submission of a claim for payment under government health programs (including the Medicare and Medicaid programs). Violations of this provision constitute felony offenses punishable by fines and imprisonment. The new HIPAA provisions establish criminal penalties for fraud, theft, embezzlement, and the making of false statements in relation to healthcare benefits programs (which includes private, as well as government programs). Government prosecutors are increasing their use of the federal False Claims Act to prosecute quality of care deficiencies in nursing facilities and other healthcare facilities under the theory that the submission of reimbursement claims for services provided in a manner which falls short of quality of care standards can constitute the submission of a false claim in violation of the federal False Claims Act.

     A joint federal/state initiative, Operation Restore Trust, was created in 1995 to apply to nursing homes, home health agencies, and suppliers of medical equipment in five states: New York, Florida, California, Illinois and Texas. The program was subsequently expanded to hospices in these states as well. The program is designed to focus audit and law enforcement efforts on geographic areas and provider types receiving large concentrations of Medicare and Medicaid funds. According to HHS statistics, the targeted states account for nearly 40% of all Medicare and Medicaid beneficiaries. Under Operation Restore Trust, the OIG and HCFA have undertaken a variety of activities to address fraud and abuse by nursing homes, home health providers and medical equipment suppliers. These activities include financial audits, creation of a Fraud and Waste Report Hotline, and increased investigations and enforcement activity.

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

PATIENT CARE LIABILITIES

     General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and unpredictable. The Company and most of its competitors have experienced increases in both the number of claims and the size of the typical claim. This phenomenon is most evident in the state of Florida, where well-intended patient rights' statutes tend to be exploited by plaintiffs' attorneys, since the statutes allow for actual damages, punitive damages and plaintiff attorney fees to be included in any proven violation. Statistics show that Florida long-term care providers: (i) incur three times the number of general liability claims as compared to the rest of the country; (ii) have general liability claims that are approximately 250% higher in cost than the rest of the country; and (iii) incur 40% of the cost for general liability claims for the country, but only represent approximately 10% of the total nursing facility beds.

     Insurance companies are exiting the state of Florida, or severely restricting their capacity to write long-term care general liability insurance, since they cannot provide coverage when faced with the magnitude of losses and the explosive growth of claims. Although the Company's overall general liability costs per bed in Florida are lower than the industry average in Florida, these costs are still severely out of line with the rest of the country and continue to escalate. The Company's provision for insurance and related items decreased approximately $65,900,000 for the year ended December 31, 1999, as compared to the same period in 1998, primarily due to a loss portfolio transfer transaction that significantly increased insurance costs during the fourth quarter of 1998. Despite such decrease year over year, the Company, as well as other nursing home providers with significant operations in Florida, are experiencing substantial increases in patient care and other claims, evidencing the negative trend surrounding patient care liabilities.

     The Company is taking an active role in lobbying efforts to reform tort laws in the state of Florida. In addition, community outreach programs are being used to communicate care levels and caregiver dedication in each of its facilities. There is significant media and legislative attention currently being placed on these issues, and the Company is hopeful that there will be certain reforms made in the current statutes. However, there can be no assurances made that legislative changes will be made, or that any such changes will have a positive impact on the current trend.

COMPETITION

     The long-term care industry is highly competitive. The Company's competitive position varies from facility to facility, from community to community and from state to state. Some of the significant competitive factors for the placing of patients in a nursing facility include quality of care, reputation, physical appearance of facilities, services offered, family preferences, location, physician services and price. The Company's operations compete with services provided by nursing facilities, acute care hospitals, subacute facilities, transitional hospitals, rehabilitation facilities, hospices and home healthcare centers. The Company also competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. Recently, the long-term care industry has experienced significant changes in its competitive environment. Several large long-term care providers have filed for protection under the federal bankruptcy laws. There is no way to predict how this may impact competition for the Company in the long-term, and there can be no assurance that the Company will not encounter increased competition which could adversely affect its business, results of operations or financial condition.

EMPLOYEES

     At December 31, 1999, the Company had approximately 67,000 employees. The Company is subject to both federal minimum wage and applicable federal and state wage and hour laws. The Company maintains various employee benefit plans.

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

     Due to nationwide low unemployment rates, the Company is currently experiencing difficulty attracting and retaining certain nursing home personnel, such as certified nursing assistants, nurses' aides and other important personnel, for whom the Company competes with other service industries. Although the Company's wages and related expenses decreased for the year ended December 31, 1999, as compared to the same period in 1998, the Company's weighted average wage rate and use of registry personnel increased, both of which underscore the increased difficulties many of the Company's nursing facilities are having attracting personnel. The Company is addressing this through several ongoing programs and training initiatives. No assurance can be given that these programs and training initiatives will in fact improve the Company's ability to attract these nursing personnel.

     Approximately 100 of the Company's nursing facilities, or 7% of the Company's employees, are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. The Company, being one of the largest employers within the long-term healthcare industry, has been the target of a "corporate campaign" by two AFL-CIO affiliated unions attempting to organize certain of the Company's facilities. Although the Company has never experienced any material work stoppages and believes that its relations with its employees are generally good, the Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on the Company's operations.

     Excessive litigation is a tactic common to "corporate campaigns" and one that is being employed against the Company. There are several proceedings against facilities operated by the Company before the National Labor Relations Board ("NLRB"). These proceedings consolidate individual cases from separate facilities, and certain of these proceedings are currently pending before the NLRB. The Company is vigorously defending these proceedings. The Company believes, based on advice from its Deputy General Counsel, that many of these cases are without merit, and further, it is the Company's belief that the NLRB-related proceedings, individually and in the aggregate, are not material to the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. PROPERTIES.

     At February 29, 2000, the Company operated 559 nursing facilities, 37 assisted living centers, 180 outpatient therapy clinics and 63 home care centers in 34 states and the District of Columbia. Most of the Company's 192 leased nursing facilities are subject to "net" leases which require the Company to pay all taxes, insurance and maintenance costs. Most of these leases have original terms from ten to fifteen years and contain at least one renewal option, which could extend the original term of the leases by five to fifteen years. Many of these leases also contain purchase options. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of the nursing facilities and assisted living centers owned by the Company are included in the collateral securing the obligations under its various debt agreements. See "Part II, Item 8 -- Note 6 of Notes to Consolidated Financial Statements."

     The following is a summary of the Company's nursing facilities, assisted living centers, outpatient therapy clinics and home care centers at February 29, 2000:

                                   NURSING FACILITIES    ASSISTED LIVING
                                   -------------------       CENTERS        OUTPATIENT    HOME
                                                         ----------------    THERAPY      CARE
                                               TOTAL                         CLINICS     CENTERS
                                             LICENSED              TOTAL    ----------   -------
LOCATION                           NUMBER      BEDS      NUMBER    UNITS      NUMBER     NUMBER
--------                           -------   ---------   -------   ------   ----------   -------
Alabama..........................     21       2,743       --         --        --         --
Arizona..........................      3         480       --         --        --         --
Arkansas.........................     37       4,376        4         80         4          2
California.......................     72       7,744        3        185        37         19
Colorado.........................     --          --       --         --        15         --
Delaware.........................     --          --       --         --         4         --
District of Columbia.............      1         355       --         --        --         --
Florida..........................     51       6,325        5        311        --         --
Georgia..........................     17       2,137        4        109        23          3
Hawaii...........................      2         396       --         --        --         --
Illinois.........................      3         275       --         --        --         --
Indiana..........................     26       3,817        1         16        --          1
Kansas...........................     31       1,783        2         29        --         --
Kentucky.........................      8       1,039       --         --        --         --
Louisiana........................     --          --       --         --         1         --
Maryland.........................      4         585        1         16         8         --
Massachusetts....................     24       2,402       --         --        --         --
Michigan.........................      2         206       --         --        --         --
Minnesota........................     35       3,032        3         33        --         --
Mississippi......................     21       2,496       --         --        --         --
Missouri.........................     28       2,908        3        101        --          1
Nebraska.........................     24       2,146        1         16        --          4
Nevada...........................     --          --       --         --        --          1
New Jersey.......................      1         120       --         --        --         --
North Carolina...................     11       1,398        1         16        10         24
Ohio.............................     12       1,433       --         --         4         --
Pennsylvania.....................     42       4,780        3         53        12          5
South Carolina...................      3         302       --         --        15         --
South Dakota.....................     17       1,228        1         36        --         --
Tennessee........................      7         948        2         57        --         --
Texas............................     --          --       --         --        36          2
Virginia.........................     15       1,937        3         80        --         --
Washington.......................      9         904       --         --        11         --
West Virginia....................      3         310       --         --        --         --
Wisconsin........................     29       3,291       --         --        --          1
                                     ---      ------       --      -----       ---         --
                                     559      61,896       37      1,138       180         63
                                     ===      ======       ==      =====       ===         ==
CLASSIFICATION
Owned............................    365      39,842       32        852        --         --
Leased...........................    192      21,919        5        286       180         63
Managed..........................      2         135       --         --        --         --
                                     ---      ------       --      -----       ---         --
                                     559      61,896       37      1,138       180         63
                                     ===      ======       ==      =====       ===         ==

ITEM 3. LEGAL PROCEEDINGS.

     On February 3, 2000, the Company entered into a series of agreements with the U.S. Department of Justice and the Office of Inspector General (the "OIG") of the Department of Health and Human Services which settled the federal government investigations of the Company relating to the allocation to the Medicare Program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations"). These agreements finalized the terms of the settlements, which were tentatively announced in July 1999.

     The agreements consist of: (i) a Plea Agreement; (ii) a Civil Settlement Agreement; (iii) a Corporate Integrity Agreement; and (iv) an agreement concerning the disposition of 10 nursing facilities. Under the Plea Agreement, a subsidiary of the Company pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare relating to the submission of certain Medicare cost reports for 10 separate nursing facilities. The subsidiary paid a criminal fine of $5,000,000 and, under a separate agreement, is obligated to dispose of the 10 nursing facilities. The subsidiary will continue to operate and staff the nursing facilities until new operators are found.

     Under the separate Civil Settlement Agreement, the Company will reimburse the federal government $170,000,000 as follows: (i) $25,000,000, which was paid during the first quarter of 2000, and (ii) $145,000,000 to be withheld from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. Such installments began during the first quarter of 2000. In addition, the Company agreed to resubmit certain Medicare filings to reflect reduced labor costs.

     The Company also entered into a Corporate Integrity Agreement with the OIG relating to the monitoring of compliance with requirements of federal healthcare programs on an ongoing basis. Such agreement addresses the Company's obligations to ensure that it is in compliance with the requirements for participation in the federal healthcare programs, and includes the Company's functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of its officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

     In addition, since July 29, 1999, eight derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware (collectively, the "Derivative Actions"). Norman M. Lyons v. David R. Banks, et al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999, and the parties filed an Agreed Motion to Stay the proceedings on January 17, 2000; Alfred Badger, Jr. v. David R. Banks, et al., Case No. OT99-4353, was filed in the Chancery Court of Pulaski County, Arkansas (1st Division) on or about August 17, 1999 and voluntarily dismissed on November 30, 1999. On November 1, 1999, the defendants filed a motion to dismiss the Lyons and Badger actions. James L. Laurita v. David R. Banks, et al., Case No. 17348NC, was filed in the Delaware Chancery Court on or about August 2, 1999; Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999; Alan Friedman v. David
R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999. The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and Friedman actions. Elles Trading Company v.

David R. Banks, et al., was filed in the Superior Court for San Francisco County, California on or about August 4, 1999, and the plaintiffs filed a notice of voluntary dismissal on February 3, 2000. Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999. Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999. The Kushner and Richardson actions were ordered to be consolidated and by agreed motion, plaintiffs have until April 15, 2000 to file an amended, consolidated complaint. The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. The Badger and Lyons actions also name as defendants certain of the Company's officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. The Lyons, Badger and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations, and the Richardson action also claims unjust enrichment. Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth, as to each executive officer and director of the Company, such person's name, positions with the Company and age. Each executive officer and director of the Company holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The information below is given as of February 29, 2000.

                      NAME                                           POSITION                      AGE
                      ----                                           --------                      ---
David R. Banks(1)...............................  Chairman of the Board, Chief Executive Officer
                                                  and Director                                     63
William A. Mathies..............................  Executive Vice President and
                                                  President -- Beverly Healthcare                  40
T. Jerald Moore.................................  Executive Vice President                         59
Bobby W. Stephens...............................  Executive Vice President -- Asset Management     55
Scott M. Tabakin................................  Executive Vice President and Chief Financial
                                                  Officer                                          41
Mark D. Wortley.................................  Executive Vice President and
                                                  President -- Beverly Care Alliance               44
Philip W. Small.................................  Executive Vice President -- Strategic Planning
                                                  and Operations Support                           43
Pamela H. Daniels...............................  Senior Vice President, Controller and Chief
                                                    Accounting Officer                             36
Schuyler Hollingsworth, Jr. ....................  Senior Vice President and Treasurer              53
Beryl F. Anthony, Jr.(1)(3)(5)..................  Director                                         62
Carolyne K. Davis, R.N., Ph.D.(1)(4)............  Director                                         68
James R. Greene(2)(3)(4)........................  Director                                         78
Edith E. Holiday(2)(4)(5).......................  Director                                         48
Jon E.M. Jacoby(1)(2)...........................  Director                                         61
Risa J. Lavizzo-Mourey, M.D.(3)(4)..............  Director                                         45
Marilyn R. Seymann(2)(4)(5).....................  Director                                         57

---------------

(1) Member of the Executive Committee.

(2) Member of the Audit and Compliance Committee.

(3) Member of the Compensation Committee.

(4) Member of the Quality Management Committee.

(5) Member of the Nominating Committee.

     Mr. Banks has been a director of the Company since 1979 and has served as Chief Executive Officer since May 1989 and Chairman of the Board since March 1990. Mr. Banks was President of the Company from 1979 to September 1995. Mr. Banks is a director of Nationwide Health Properties, Inc., Ralston Purina Company and Agribrands International, Inc.

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

     Mr. Stephens joined the Company as a staff accountant in 1969. He was elected Assistant Vice President in 1978, Vice President of the Company and President of the Company's Central Division in 1980, and Executive Vice President in February 1990. Mr. Stephens is a director of Sparks Regional Medical Center, City National Bank in Fort Smith, Arkansas, Beverly Japan Corporation, and Harbortown Properties, Inc.

     Mr. Tabakin joined the Company in October 1992 as Vice President, Controller and Chief Accounting Officer. He was elected Senior Vice President in May 1995, Acting Chief Financial Officer in September 1995 and Executive Vice President and Chief Financial Officer in October 1996. From 1980 to 1992, Mr. Tabakin was with Ernst & Young LLP. Mr. Tabakin is a director of St. Edward Mercy Medical Center.

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

     Ms. Daniels joined the Company in May 1988 as Audit Coordinator. She was promoted to Financial Reporting Senior Manager in 1991 and Director of Financial Reporting in 1992. She was elected Vice President, Controller and Chief Accounting Officer in October 1996 and Senior Vice President in December 1999. From 1985 to 1988, Ms. Daniels was with Price Waterhouse LLP.

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

     Dr. Davis has been an international health care consultant since 1985. She is a director of Beckman Coulter, Inc., The Prudential Insurance Company of America, Inc., MiniMed, Inc. and Merck & Co., Inc. She has been a director of the Company since December 1997.

     Mr. Greene's principal occupation has been that of a director and consultant to various U.S. and international businesses since 1986. He is a director of Buck Engineering Company and Bank Leumi. He has been a director of the Company since January 1991.

     Ms. Holiday is an attorney. She served as White House Liaison for the Cabinet and all federal agencies during the Bush administration. Prior to that, Ms. Holiday served as General Counsel of the U.S. Treasury Department, as well as its Assistant Secretary of Treasury for Public Affairs and Public Liaison. She is a director of Amerada Hess Corporation, Hercules Incorporated, H.J. Heinz Company and RTI International Metals, Inc. and a director or trustee of various investment companies in the Franklin Templeton Group of Funds. She has been a director of the Company since March 1995.

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

     Dr. Lavizzo-Mourey is Director of the Institute of Aging, Chief of the Division of Geriatric Medicine, Associate Executive Vice President for health policy and Professor of Medicine at the University of Pennsylvania, Ralston-Penn Center. She is a director of Lifemark, Inc. and Hanger Orthopedic Group, Inc. She has been a director of the Company since March 1995.

     Ms. Seymann is President and Chief Executive Officer of M One, Inc., a management and information systems consulting firm specializing in the financial services industry. She is a director of Community First

Bankshares, Inc., True North Communications, Inc. and NorthWestern Corporation. She has been a director of the Company since March 1995.

     During 1999, there were 17 meetings of the Board of Directors. Each director attended 75% or more of the meetings of the Board and committees on which he or she served.

     In 1999, directors, other than Mr. Banks, received a retainer fee of $25,000 for serving on the Board and an additional fee of $1,000 for each Board or committee meeting attended. The chairperson of each committee received an additional $1,000 for each committee meeting attended. Such fees can be deferred, at the option of the director, as provided for under the Non-Employee Director Deferred Compensation Plan (discussed below). Mr. Banks, the Company's current Chairman of the Board and Chief Executive Officer received no additional cash compensation for serving on the Board or its committees.

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

                                                                        PRICES
                                                              --------------------------
                                                                 HIGH            LOW
                                                              -----------    -----------
1998
  First Quarter.............................................    $15 9/16       $12 1/4
  Second Quarter............................................     16 1/4         13 1/2
  Third Quarter.............................................     14 13/16        7 3/8
  Fourth Quarter............................................      8 1/8          5 1/4
1999
  First Quarter.............................................    $ 6 15/16      $ 4 1/2
  Second Quarter............................................      8 3/16         4 5/16
  Third Quarter.............................................      8              3 7/8
  Fourth Quarter............................................      5 3/16         3 1/2
2000
  First Quarter (through February 29).......................    $ 4 9/16       $ 2 1/2

     The Company is subject to certain restrictions under its long-term debt agreements related to the payment of cash dividends on its Common Stock. During 1999 and 1998, no cash dividends were paid on the Company's Common Stock and no future dividends are currently planned.

     At February 29, 2000, there were 5,341 record holders of the Common Stock.

EMPLOYEE STOCK PURCHASE PLAN

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charge to the Company's statement of operations for the year ended December 31, 1999 related to this plan was approximately $1,723,000. At December 31, 1999, there were approximately 3,400 participants in the plan.

     Merrill Lynch & Co., Merrill Lynch World Headquarters, North Tower, World Financial Center, New York, New York 10281, was appointed broker to open and maintain an account in each participant's name and to purchase shares of Common Stock on the New York Stock Exchange for each participant.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table of selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto for 1999, 1998 and 1997 included elsewhere in this Annual Report on Form 10-K.

                                                                AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                    1999         1998(1)        1997(2)          1996          1995
                                                ------------   ------------   ------------   ------------   -----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net operating revenues........................  $  2,546,672   $  2,812,232   $  3,217,099   $  3,267,189   $ 3,228,553
Interest income...............................         4,335         10,708         13,201         13,839        14,228
                                                ------------   ------------   ------------   ------------   -----------
        Total revenues........................     2,551,007      2,822,940      3,230,300      3,281,028     3,242,781
Costs and expenses:
  Operating and administrative................     2,354,328      2,633,135      2,888,021      2,958,942     2,960,832
  Interest....................................        72,578         65,938         82,713         91,111        84,245
  Depreciation and amortization...............        99,160         93,722        107,060        105,468       103,581
  Special charges related to settlements of
    federal government investigations.........       202,447          1,865             --             --            --
  Asset impairments, workforce reductions and
    other unusual items.......................        23,818         69,443         44,000             --       100,277
  Year 2000 remediation.......................        12,402          9,719             --             --            --
                                                ------------   ------------   ------------   ------------   -----------
        Total costs and expenses..............     2,764,733      2,873,822      3,121,794      3,155,521     3,248,935
                                                ------------   ------------   ------------   ------------   -----------
Income (loss) before provision for (benefit
  from) income taxes, extraordinary charge and
  cumulative effect of change in accounting
  for start-up costs..........................      (213,726)       (50,882)       108,506        125,507        (6,154)
Provision for (benefit from) income taxes.....       (79,079)       (25,936)        49,913         73,481         1,969
Extraordinary charge, net of income tax
  benefit of $1,057 in 1998 and $1,099 in
  1996........................................            --         (1,660)            --         (1,726)           --
Cumulative effect of change in accounting for
  start-up costs, net of income tax benefit of
  $2,811......................................            --         (4,415)            --             --            --
                                                ------------   ------------   ------------   ------------   -----------
Net income (loss).............................  $   (134,647)  $    (31,021)  $     58,593   $     50,300   $    (8,123)
                                                ============   ============   ============   ============   ===========
Net income (loss) applicable to common
  shares......................................  $   (134,647)  $    (31,021)  $     58,593   $     50,300   $   (14,998)
                                                ============   ============   ============   ============   ===========
Diluted income (loss) per share of common
  stock:
  Before extraordinary charge and cumulative
    effect of change in accounting for
    start-up costs............................  $      (1.31)  $       (.24)  $        .57   $        .50   $      (.16)
  Extraordinary charge........................            --           (.02)            --           (.01)           --
  Cumulative effect of change in accounting
    for start-up costs........................            --           (.04)            --             --            --
                                                ------------   ------------   ------------   ------------   -----------
  Net income (loss)...........................  $      (1.31)  $       (.30)  $        .57   $        .49   $      (.16)
                                                ============   ============   ============   ============   ===========
  Shares used to compute per share amounts....   102,491,000    103,762,000    103,422,000    110,726,000    92,233,000
CONSOLIDATED BALANCE SHEET DATA:
Total assets..................................  $  1,982,880   $  2,160,511   $  2,073,469   $  2,525,082   $ 2,506,461
Current portion of long-term debt.............  $     34,052   $     27,773   $     31,551   $     38,826   $    84,639
Long-term debt, excluding current portion.....  $    746,164   $    878,270   $    686,941   $  1,106,256   $ 1,066,909
Stockholders' equity..........................  $    641,124   $    776,206   $    862,505   $    861,095   $   820,333
OTHER DATA:
Average occupancy percentage(3)...............          87.2%          88.7%          88.9%          87.4%         88.1%
Number of nursing home beds...................        62,217         62,293         63,552         71,204        75,669

---------------

(1) Amounts for 1998 include the operations of American Transitional Hospitals, Inc. through June 30, 1998.

(2) Amounts for 1997 include the operations of Pharmacy Corporation of America up until the effective date of the Merger (as discussed herein).

(3) Average occupancy percentage for 1999, 1998 and 1997 was based on operational beds, and for all periods prior to 1997, such percentage was based on licensed beds. Average occupancy percentage for 1999, 1998 and 1997 based on licensed beds was 85.3%, 86.9% and 87.1%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  GOVERNMENTAL REGULATION AND REIMBURSEMENT

     Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both the federal and state governments. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act") in which Congress included numerous program changes directed at balancing the federal budget. The legislation changed Medicare and Medicaid policy in a number of ways, including: (i) the phase in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998 (see below); (ii) establishment of limitations on Part B therapy charges per beneficiary per year; (iii) a 10% reduction in Part B therapy costs for the period from January 1, 1998 through July 1, 1998, at which time reimbursement for these services became based on fee schedules established by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"); (iv) development of new Medicare and Medicaid health plan options; (v) creation of additional safeguards against healthcare fraud and abuse; and (vi) repeal of the Medicaid "Boren Amendment" payment standard. The legislation also included new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures.

     PPS, which became effective for the Company on January 1, 1999, significantly changed the manner in which its skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. In year one (1999 for the Company), Medicare PPS rates were based 75% on 1995 facility-specific Medicare costs (as adjusted for inflation) and 25% was federally-determined based upon the acuity level (as measured by which one of 44 Resource Utilization Grouping ("RUG") categories a particular patient is classified) of Medicare patients served in the Company's skilled nursing facilities. The direct impact of PPS and other provisions of the 1997 Act was a decrease in the Company's 1999 net operating revenues of approximately $114,000,000 as compared to 1998. Unless a nursing facility provider chooses to be reimbursed at 100% of the federally-determined acuity-adjusted rate as allowed under BBRA 1999 (as discussed below): (i) in year two, Medicare PPS rates will be based 50% on 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted rate; (ii) in year three, Medicare PPS rates will be based 25% on 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted rate; and (iii) in year four and thereafter, Medicare PPS rates will be based entirely on the federally-determined acuity-adjusted rate.

     In November 1999, the President signed into law the Balanced Budget Refinement Act of 1999 ("BBRA 1999") which refines the 1997 Act and will restore approximately $2.7 billion in Medicare funding for skilled nursing providers over the next three years. The provisions of BBRA 1999 include: (i) the option for a skilled nursing provider to choose between the higher of current law, as described above, or 100% of the federally-determined acuity-adjusted rate effective for cost reporting periods starting on or after January 1, 2000; (ii) a temporary increase of 20% in the federal adjusted per diem rates for 15 RUG categories covering extensive services, special care, clinically complex, and high and medium rehabilitation, for the period from April 1, 2000 through September 30, 2000; at which time, if HCFA has not recalculated the necessary refinements to the overall RUG-III system, the 20% increase will be extended until such time as the calculations are completed; (iii) a 4% increase in the federal adjusted per diem rates for all 44 RUG categories for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002; (iv) a two-year moratorium on implementing the two Part B $1,500 therapy limitations contained in the 1997 Act, effective January 1, 2000 through January 1, 2002; (v) a retroactive provision that corrects a technical error in the 1997 Act denying payment of Part B services to skilled nursing facilities participating in PPS demonstration projects; and (vi) exclusion from the Medicare PPS rates of ambulance services to and from dialysis, prosthetic devices, radioisotopes and chemotherapy furnished on or after April 1, 2000. The Company has elected to move to a 100% federally-determined acuity-adjusted rate on approximately 300 of its nursing facilities effective January 1, 2000. The Company currently estimates an increase in its 2000 net operating revenues of approximately $20,000,000 related to the impact of BBRA 1999. However, no assurances can be given as to what the actual impact of BBRA 1999 will be on the Company's consolidated financial position or results of operations. In addition, future federal budget legislation and federal and state regulatory changes, including refinements to the RUG-III system expected from HCFA by October 1, 2000, may negatively impact the Company.

     The Company's future operating performance will continue to be affected by the issues facing the long-term healthcare industry as a whole, including the maintenance of occupancy, its ability to continue to expand higher margin businesses, the availability of nursing, therapy and other personnel, the adequacy of funding of governmental reimbursement programs, the rising cost of patient care liabilities, the demand for nursing home care and the nature of any additional healthcare reform measures that may be taken by the federal government, as well as by any state governments. The Company's ability to control costs, including its wages and related expenses which continue to rise and represent the largest component of the Company's operating and administrative expenses, will also significantly impact its future operating results.

  PATIENT CARE LIABILITIES

     General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and unpredictable. The Company and most of its competitors have experienced increases in both the number of claims and the size of the typical claim. This phenomenon is most evident in the state of Florida, where well-intended patient rights' statutes tend to be exploited by plaintiffs' attorneys, since the statutes allow for actual damages, punitive damages and plaintiff attorney fees to be included in any proven violation. Statistics show that Florida long-term care providers: (i) incur three times the number of general liability claims as compared to the rest of the country; (ii) have general liability claims that are approximately 250% higher in cost than the rest of the country; and (iii) incur 40% of the cost for general liability claims for the country, but only represent approximately 10% of the total nursing facility beds.

     Insurance companies are exiting the state of Florida, or severely restricting their capacity to write long-term care general liability insurance, since they cannot provide coverage when faced with the magnitude of losses and the explosive growth of claims. Although the Company's overall general liability costs per bed in Florida are lower than the industry average in Florida, these costs are still severely out of line with the rest of the country and continue to escalate. The Company's provision for insurance and related items decreased approximately $65,900,000 for the year ended December 31, 1999, as compared to the same period in 1998, primarily due to a loss portfolio transfer transaction that significantly increased insurance costs during the fourth quarter of 1998. Despite such decrease year over year, the Company, as well as other nursing home providers with significant operations in Florida, are experiencing substantial increases in patient care and other claims, evidencing the negative trend surrounding patient care liabilities.

     The Company is taking an active role in lobbying efforts to reform tort laws in the state of Florida. In addition, community outreach programs are being used to communicate care levels and caregiver dedication in each of its facilities. There is significant media and legislative attention currently being placed on these issues, and the Company is hopeful that there will be certain reforms made in the current statutes. However, there can be no assurances made that legislative changes will be made, or that any such changes will have a positive impact on the current trend.

YEAR 2000 REMEDIATION

     In 1996, the Company began a major systems initiative to upgrade or replace all of its integrated financial application software to facilitate the adoption of a new standard chart of accounts. As part of that major initiative, the Company took the necessary steps to upgrade or replace the applications with year 2000 compliant releases of the software whenever possible. For those purchased software applications where the year 2000 release was not available, the upgrades to the compliant releases were addressed as part of the year 2000 project (the "Y2K Project"). The Company utilized both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for year 2000 modifications. The total amount expended on the Y2K Project was approximately $24,700,000 ($22,100,000 expensed and $2,600,000 capitalized for new systems and equipment). The Company does not expect to incur material expenditures in the future related to the year 2000 issue.

     The Company did not experience any disruptions in, or failures of, normal business activities attributable to the year 2000 issue and does not anticipate any such disruptions in the future.

OPERATING RESULTS

  1999 COMPARED TO 1998

  RESULTS OF OPERATIONS

     Net loss was $134,647,000 for the year ended December 31, 1999, as compared to a net loss of $31,021,000 for the year ended December 31, 1998. Net loss for 1999 included a special pre-tax charge of approximately $202,400,000 related to the separate criminal and civil settlements of the Allocation Investigations (as discussed below). In addition, net loss for 1999 included a pre-tax charge of approximately $23,800,000 for impaired long-lived assets, workforce reductions and other unusual items (as discussed below). Net loss for 1998 included a pre-tax charge of approximately $69,400,000 for workforce reductions, impaired long-lived assets and other unusual items (as discussed below). In addition, net loss for 1998 included a $1,660,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs associated with the repayment of certain debt instruments, as well as certain bond refundings, and a cumulative effect adjustment of $4,415,000, net of income taxes, related to the adoption of SOP 98-5 (as defined below).

     In late July 1999, the Company reached a tentative understanding with the U.S. Department of Justice to settle the separate civil and criminal aspects of all investigations by the federal government and its fiscal intermediary into the allocation of nursing labor hours to the Medicare program from 1990 to 1998 (the "Allocation Investigations"). On February 3, 2000, the Company announced that it had signed agreements with the Office of Inspector General of the Department of Health and Human Services and the U.S. Department of Justice finalizing the tentative settlements. (See "Part I, Item 3. Legal Proceedings"). As a result, during the year ended December 31, 1999, the Company recorded a special pre-tax charge of approximately $202,400,000 ($127,500,000, net of income taxes, or $1.24 per share diluted) which includes: (i) provisions totaling approximately $128,800,000 representing the net present value of the separate civil and criminal settlements; (ii) impairment losses of approximately $17,000,000 on 10 nursing facilities that pled guilty of submitting erroneous cost reports to the Medicare program in conjunction with the criminal settlement; (iii) approximately $39,000,000 for certain prior year cost report related items affected by the settlements; (iv) approximately $3,100,000 of debt issuance and refinancing costs related to various bank debt modifications as a result of the settlements; and (v) approximately $14,500,000 for other investigation and settlement related costs.

     The final written agreements resolved both civil and criminal matters, and included a corporate integrity agreement, providing for a reporting and compliance program to be overseen by the Company and the Office of Inspector General. The provisions of the settlements were consistent with the Company's expectations as previously reported and included the planned disposition of 10 nursing facilities operated by a single subsidiary of the Company, which will continue to operate and staff the nursing facilities until new operators are found.

     Under the Civil Settlement Agreement, the Company will reimburse the federal government $170,000,000 as follows: (i) $25,000,000, which was paid during the first quarter of 2000; and (ii) $145,000,000 to be withheld from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. Because this obligation does not bear interest, the Company is required to impute interest over the eight-year period. This imputed interest expense, along with an increase in interest and rent expense resulting from the Amendments (as defined below), will adversely impact the Company's future operating results.

     Under the Plea Agreement, the subsidiary operating the 10 nursing facilities that pled guilty of submitting erroneous cost reports to the Medicare program paid a fine of $5,000,000 during the first quarter of 2000.

     If, prior to January 1, 1999, the settlement obligations and related items had been finalized and recorded, the Company's bank debt had been refinanced and the Company had closed or sold the facilities that are impacted by the criminal settlement, the Company's results of operations, on an unaudited pro forma basis, would have been reduced by approximately $13,200,000, or $.13 per share diluted, for the year ended December 31, 1999.

     During the fourth quarter of 1999, the Company recorded a pre-tax charge of approximately $23,800,000 related to restructuring of agreements on certain leased facilities; severance and other workforce reduction expenses; asset impairments; and other unusual items. The Company negotiated the terminations of lease agreements on 19 nursing facilities (2,047 beds), which resulted in a charge of approximately $17,300,000. In addition, the Company accrued approximately $5,900,000 primarily related to severance agreements associated with three executives of the Company. Substantially all of the $5,900,000 was paid during the first quarter of 2000.

  INCOME TAXES

     The Company had an annual effective tax rate of 37% for the year ended December 31, 1999, compared to an annual effective tax rate of 51% for the year ended December 31, 1998. The annual effective tax rate in 1999 was different than the federal statutory rate primarily due to the impact of state income taxes. The annual effective tax rate in 1998 was different than the federal statutory rate primarily due to the impact of the sale of American Transitional Hospitals, Inc. ("ATH"), which operated as Beverly Specialty Hospitals, the benefit of certain tax credits and the pre-tax charge of $69,400,000 (as discussed below) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. At December 31, 1999, the Company had federal net operating loss carryforwards of $84,259,000 for income tax purposes which expire in years 2018 through 2019. At December 31, 1999, the Company had general business tax credit carryforwards of $8,850,000 for income tax purposes which expire in years 2008 through 2015. For financial reporting purposes, the federal net operating loss carryforwards and the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. The Company's net deferred tax assets at December 31, 1999 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe that a deferred tax valuation allowance is necessary at December 31, 1999.

  NET OPERATING REVENUES

     The Company reported net operating revenues of $2,546,672,000 during the year ended December 31, 1999 compared to $2,812,232,000 for the same period in 1998. Approximately 91% and 90% of the Company's total net operating revenues for the years ended December 31, 1999 and 1998, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The decrease in net operating revenues of approximately $265,600,000 for the year ended December 31, 1999, as compared to the same period in 1998, consists of the following: a decrease of approximately $204,000,000 due to the disposition of, or lease terminations on, 12 nursing facilities, one assisted living center and 17 home care centers in 1999 and 26 nursing facilities and ATH in 1998; a decrease of approximately $180,100,000 due to facilities which the Company operated during each of the years ended December 31, 1999 and 1998 ("same facility operations"); partially offset by an increase of approximately $118,500,000 due to acquisitions of nursing facilities and outpatient and home care businesses during 1999 and 1998.

     The decrease in net operating revenues of approximately $204,000,000 for 1999, as compared to the same period in 1998, resulting from dispositions and lease terminations that occurred during the years ended December 31, 1999 and 1998 are as follows. During 1999, the Company sold or terminated the leases on 12 nursing facilities (1,291 beds), one assisted living center (10 units), 17 home care centers and certain other assets. The Company did not operate two of these nursing facilities (166 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax losses, which were included in net operating revenues during the year ended December 31, 1999, of approximately $4,000,000 as a result of these dispositions. During 1998, the Company sold or terminated the leases on 26 nursing facilities

(3,203 beds) and certain other assets. The Company did not operate seven of these nursing facilities (893 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 1998, of approximately $17,900,000 as a result of these dispositions. The operations of the disposed facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

     In June 1998, the Company completed the sale of its ATH subsidiary to Select Medical Corporation. Prior to the sale, ATH operated 15 transitional hospitals (743 beds) in eight states which addressed the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The Company recognized a pre-tax gain, which was included in net operating revenues during the year ended December 31, 1998, of approximately $16,000,000 as a result of this disposition. During the year ended December 31, 1999, the Company recorded a pre-tax charge to adjust the sales price of this disposition by approximately $4,500,000, which was included in net operating revenues. The operations of ATH were immaterial to the Company's consolidated financial position and results of operations.

     The decrease in net operating revenues of approximately $180,100,000 from same facility operations for the year ended December 31, 1999, as compared to the same period in 1998, was due to the following: approximately $97,800,000 decrease in ancillary revenues and approximately $48,800,000 decrease in Medicare rates, both primarily due to the impact of PPS and other provisions of the 1997 Act; approximately $49,300,000 decrease due to a shift in the Company's patient mix; approximately $47,200,000 decrease due to a decline in same facility occupancy; and approximately $15,700,000 due to various other items; partially offset by an increase of approximately $78,700,000 due primarily to increases in Medicaid and private rates. The Company's same facility occupancy was 87.9% for the year ended December 31, 1999, as compared to 89.3% for the same period in 1998. The Company has implemented a series of initiatives to improve its occupancy levels and has experienced some initial success; however, it is too early to determine the long-term effectiveness of these initiatives. No assurance can be given that these initiatives will in fact improve the Company's occupancy levels. The Company's Medicare, private and Medicaid census for same facility operations was 9%, 19% and 71%, respectively, for the year ended December 31, 1999, as compared to 10%, 20% and 69%, respectively, for the same period in 1998.

     The increase in net operating revenues of approximately $118,500,000 for 1999, as compared to the same period in 1998, resulting from acquisitions which occurred during the years ended December 31, 1999 and 1998 are described as follows. During 1999, the Company purchased three outpatient therapy clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets. During 1998, the Company purchased 111 outpatient therapy clinics, 50 home care centers, eight nursing facilities (823 beds), one assisted living center (48 units), two previously leased nursing facilities (228 beds) and certain other assets. The acquisitions of these facilities and other assets were accounted for as purchases. The operations of these acquired facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

  OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $2,354,328,000 during the year ended December 31, 1999 compared to $2,633,135,000 for the same period in 1998. The decrease of approximately $278,800,000 consists of the following: a decrease of approximately $216,700,000 from same facility operations; a decrease of approximately $172,300,000 due to dispositions; partially offset by an increase of approximately $110,200,000 due to acquisitions. (See above for a discussion of dispositions and acquisitions).

     Operating and administrative expenses decreased approximately $216,700,000 from same facility operations for the year ended December 31, 1999, as compared to the same period in 1998. This decrease was due primarily to a shift in the Company's patient mix, as well as a decline in same facility occupancy, and consists of the following: approximately $69,500,000 due to a decrease in wages and related expenses; approximately $50,200,000 due to a decrease in contracted therapy expenses; and approximately $31,100,000 due primarily to decreases in purchased ancillary products, nursing supplies and other variable costs. In addition, the Company's provision for insurance and related items decreased approximately $65,900,000 for the year ended

December 31, 1999, as compared to the same period in 1998, primarily due to a loss portfolio transfer transaction that significantly increased insurance costs during the fourth quarter of 1998. Although the Company's wages and related expenses decreased for the year ended December 31, 1999, as compared to the same period in 1998, the Company's weighted average wage rate and use of registry personnel increased, both of which underscore the increased difficulties many of the Company's nursing facilities are having attracting nursing aides, assistants and other important personnel. The Company is addressing this challenge through several ongoing programs and training initiatives. No assurance can be given that these programs and training initiatives will in fact improve the Company's ability to attract these nursing and related personnel.

  INTEREST EXPENSE, NET

     Interest income decreased to $4,335,000 for the year ended December 31, 1999, as compared to $10,708,000 for the same period in 1998 primarily due to the sale of investment securities in conjunction with a loss portfolio transfer transaction during the fourth quarter of 1998. Interest expense increased to $72,578,000 for the year ended December 31, 1999, as compared to $65,938,000 for the same period in 1998 primarily due to an increase in net borrowings under the Revolver/Letter of Credit Facility during the year ended December 31, 1999 as compared to the same period in 1998, imputed interest on the civil settlement of approximately $4,600,000, and the write-off of deferred financing costs in conjunction with certain bond refundings.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $99,160,000 for the year ended December 31, 1999, as compared to $93,722,000 for the same period in 1998. Such increase was affected by the following: approximately $8,200,000 increase due to capital additions and improvements, as well as acquisitions; partially offset by a decrease of approximately $2,800,000 due to dispositions of, or lease terminations on, certain facilities and ATH.

  NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company during the first quarter of 2001. The Company has not completed its review of SFAS No. 133 but does not expect there to be a material effect on its consolidated financial position or results of operations.

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), provides guidance on the capitalization and amortization of costs incurred to develop or obtain computer software for internal use. The Company's adoption of SOP 98-1 during the first quarter of 1999 did not have a material effect on its consolidated financial position or results of operations.

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

     In preparing for the January 1, 1999 implementation of the new Medicare prospective payment system ("PPS"), as well as responding to other legislative and regulatory changes, the Company reorganized its inpatient rehabilitative operations, analyzed its businesses for impairment issues and implemented new care-delivery and tracking software. These initiatives, among others, resulted in a fourth quarter 1998 pre-tax charge of approximately $69,400,000, including $3,800,000 for workforce reductions, $58,700,000 for asset impairments and $6,900,000 for various other items.

     During the fourth quarter of 1998, the Company reorganized all employed therapy associates into a newly formed subsidiary, Beverly Rehabilitation, Inc. ("Bev Rehab"), which is part of the Company's Beverly Care Alliance segment, in order to create a more consolidated, strategic approach to managing the Company's inpatient rehabilitation business under PPS. The Company accrued approximately $2,500,000 related to the termination of 835 therapy associates in conjunction with this reorganization. During 1999, 770 therapy associates were paid approximately $2,300,000 and left the Company. The Company reversed the remaining $200,000 during 1999 for changes in its initial accounting estimates.

     In addition, the Company's home care and outpatient therapy units underwent the consolidation and relocation of certain services, including billing and collections, which resulted in a workforce reduction charge of approximately $1,300,000 associated with the termination of 236 associates. Of these 236 associates, 74 associates were paid $233,000 and left the Company by December 31, 1998. During 1999, 85 home care and outpatient therapy associates were paid approximately $600,000 and left the Company. The Company reversed the remaining $500,000 during 1999 for changes in its initial accounting estimates.

     The significant regulatory changes under PPS and other provisions of the 1997 Act were an indicator to management that the carrying values of certain of its nursing facilities may not be fully recoverable. In addition, there were certain assets that had 1998 operating losses, and anticipated future operating losses, which led management to believe that these assets were impaired. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility and reduced the carrying value to its estimate of fair value, resulting in an impairment charge of approximately $9,000,000 in 1998. Management calculated the fair values of the impaired facilities by using the present value of estimated undiscounted future cash flows, or its best estimate of what that facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities the Company has purchased and sold in previous years.

     Also during the fourth quarter of 1998, management identified nine nursing facilities with an aggregate carrying value of approximately $14,000,000 which needed to be replaced in order to increase operating efficiencies, attract additional census or upgrade the nursing home environment. Management committed to a plan to construct new facilities to replace these buildings and reduced the carrying values of these facilities to their estimated salvage values. These assets are included in the total assets of the Company's Beverly Healthcare segment. In addition, management committed to a plan to dispose of 24 home care centers and nine outpatient therapy clinics which had 1998 and expected future period operating losses. These businesses had an aggregate carrying value of approximately $16,500,000 and were written down to their fair value less costs to sell. These assets generated pre-tax losses for the Company of approximately $5,100,000 during the year ended December 31, 1998. Substantially all of these assets were purchased during 1998. The Company disposed of a majority of these assets during 1999. These assets were included in the total assets of the Company's Beverly Care Alliance segment. The Company incurred a charge of approximately $30,300,000 related to these replacements, closings and planned disposals. These assets were included in the consolidated balance sheet captions "Property and equipment, net" and "Goodwill, net" at December 31, 1998.

     In addition to the workforce reduction and impairment charges, the Company recorded a fourth quarter 1998 impairment charge for other long-lived assets of approximately $19,400,000 primarily related to the write-off of software and software development costs. In conjunction with the implementation of business process changes, and the need for enhanced data-gathering and reporting required to operate effectively under

PPS, the Company installed new clinical software in each of its nursing facilities during late-1998, which made obsolete the previously employed software. In addition, certain of the Company's other ongoing software development projects were abandoned or written down due to obsolescence, feasibility or cost recovery issues.

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), provides guidance on the financial reporting of start-up and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Prior to 1998, the Company capitalized start-up costs in connection with the opening of new facilities and businesses. The Company adopted the provisions of SOP 98-5 in its financial statements for the year ended December 31, 1998. The effect of adopting SOP 98-5 was to decrease the Company's pre-tax loss from continuing operations in 1998 by approximately $1,000,000 and to record a charge for the cumulative effect of an accounting change, as of January 1, 1998, of $4,415,000, net of income taxes, or $0.04 per share, to expense costs that had previously been capitalized.

  INCOME TAXES

     The Company had an annual effective tax rate of 51% for the year ended December 31, 1998, compared to an annual effective tax rate of 46% for year ended December 31, 1997. The annual effective tax rate in 1998 was different than the federal statutory rate primarily due to the impact of the sale of ATH, the benefit of certain tax credits and the pre-tax charge of $69,400,000 (as discussed above) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. The annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of nondeductible transaction costs associated with the Reorganization. At December 31, 1998, the Company had federal net operating loss carryforwards of $50,989,000 for income tax purposes which expire in 2018. At December 31, 1998, the Company had general business tax credit carryforwards of $5,270,000 for income tax purposes which expire in years 2008 through 2014. For financial reporting purposes, the federal net operating loss carryforwards and the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods.

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

     The decrease in net operating revenues of approximately $599,900,000 for 1998, as compared to the same period in 1997, resulting from dispositions and lease terminations that occurred during the year ended December 31, 1997 are as follows. (See above for discussion of 1998 dispositions). During 1997, the Company sold or terminated the leases on 68 nursing facilities (8,314 beds) and certain other assets. The Company recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 1997, of approximately $19,900,000 as a result of these dispositions. The operations of these disposed facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

     On December 3, 1997, the Company completed a tax-free reorganization (the "Reorganization") in order to facilitate the merger of PCA with Capstone Pharmacy Services, Inc. (the "Merger"). As a result of the Merger, the Company received approximately $281,000,000 of cash as partial repayment for PCA's intercompany debt, with a charge to the Company's retained earnings of approximately $45,100,000 for the remaining intercompany balance which was not repaid. Pursuant to the Merger, each of the Company's stockholders of record at the close of business on December 3, 1997 received .4551 shares of PharMerica, Inc.'s common stock for each share of the Company's Common Stock held. The conversion ratio was based on a total of 109,873,230 outstanding shares of the Company's Common Stock at the close of business on December 3, 1997 divided into the 50,000,000 shares issued by PharMerica, Inc.

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

     Total net operating revenues for PCA for the year ended December 31, 1997 were approximately $564,200,000 and represent the operations of PCA prior to the Merger.

     The increase in net operating revenues of approximately $155,100,000 for 1998, as compared to the same period in 1997, resulting from acquisitions which occurred during the year ended December 31, 1997 are as follows. (See above for discussion of 1998 acquisitions). During 1997, the Company purchased six previously leased nursing facilities (758 beds) and certain other assets including, among other things, 14 institutional pharmacies and 40 outpatient therapy clinics. The acquisitions of these facilities and other assets were accounted for as purchases. The operations of these acquired facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

     The increase in net operating revenues of approximately $39,900,000 from same facility operations for the year ended December 31, 1998, as compared to the same period in 1997, was due to the following: approximately $92,300,000 due to increases in room and board rates and approximately $6,100,000 due to various other items; partially offset by approximately $30,400,000 decrease in ancillary revenues due to a decline in the Company's Medicare census and, to a lesser extent, as a result of hiring therapists on staff as opposed to contracting for their services; approximately $19,900,000 due to a decrease in same facility occupancy to 89.3% for the year ended December 31, 1998, as compared to 90.1% for the same period in 1997; and approximately $8,200,000 due to a shift in the Company's patient mix. The Company's Medicare, private and Medicaid census for same facility operations was 10%, 20% and 69%, respectively, for the year ended December 31, 1998, as compared to 12%, 19% and 68%, respectively, for the same period in 1997.

  OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $2,633,135,000 during the year ended December 31, 1998 compared to $2,888,021,000 for the same period in 1997. The decrease of approximately $254,900,000 consists of the following: a decrease of approximately $534,700,000 due to dispositions; partially offset by an increase of approximately $141,400,000 due to acquisitions; and an increase of approximately $138,400,000 from same facility operations. (See above for a discussion of dispositions and acquisitions).

     The increase in operating and administrative expenses of approximately $138,400,000 from same facility operations for the year ended December 31, 1998, as compared to the same period in 1997, was due to the following: approximately $66,500,000 due to an increase in the provision for insurance and related items; approximately $61,400,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately $32,900,000 due to increases in purchased ancillary products, nursing supplies and other variable costs; and approximately $13,300,000 due to various other items. These increases in operating and administrative expenses were partially offset by approximately $35,700,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

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

  INTEREST EXPENSE, NET

     Net interest expense decreased approximately $14,300,000 to $55,230,000 for the year ended December 31, 1998, as compared to $69,512,000 for the same period in 1997 primarily due to the conversion of the Company's 5 1/2% convertible subordinated debentures to Common Stock in the third quarter of 1997, as well as the repayments of the Company's 7 5/8% convertible subordinated debentures, the 8 3/4% Notes and certain other notes and mortgages during the fourth quarter of 1997 with the proceeds from the Merger.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had approximately $24,700,000 in cash and cash equivalents, approximately $105,700,000 of net working capital and approximately $222,700,000 of unused commitments under its Revolver/Letter of Credit Facility.

     Net cash provided by operating activities for the year ended December 31, 1999 was approximately $189,100,000, an increase of approximately $182,400,000 from the prior year primarily due to a reduction in patient accounts receivable as a result of the sale of receivables to BFC (as defined below), as well as the Company's continuing focus on cash collections, and certain income tax refunds received during the year ended December 31, 1999. Net cash used for investing and financing activities were approximately $71,500,000 and $110,200,000, respectively, for the year ended December 31, 1999. The Company received net cash proceeds of approximately $126,000,000 from the issuance of long-term debt, approximately $41,900,000 from the dispositions of facilities and other assets and approximately $22,200,000 from collections on notes receivable. Such net cash proceeds, along with cash generated from operations, were used to repay approximately $152,000,000 of net borrowings under the Revolver/Letter of Credit Facility, to repay approximately $80,600,000 of long-term debt and to fund capital expenditures totaling approximately $95,400,000.

     In January 1999, the Company entered into a $65,000,000 promissory note with A.I. Credit Corp. at an annual interest rate of 6.50%. The promissory note is secured by a surety bond. In October 1999, the note was renegotiated to allow the Company to make an interest-only payment in January 2000 at an annual interest rate of 6.50%, with the principal balance payable in two equal installments in January 2001 and in January 2002 at an annual interest rate of 7.00%. The proceeds from this promissory note were used to pay down Revolver borrowings.

     During the year ended December 31, 1999, the Company entered into promissory notes totaling approximately $10,820,000 in conjunction with the construction of certain nursing facilities and approximately $15,100,000 in conjunction with the acquisitions of certain facilities. Such debt instruments bear interest at rates ranging from 7.00% to 8.00%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the facilities.

     During 1999, the Company refinanced its Medium Term Notes and increased its borrowings from $40,000,000 to $70,000,000. The Medium Term Notes are collateralized by patient accounts receivable, which are sold by Beverly Health and Rehabilitation Services, Inc. ("BHRS") (currently operating as Beverly Healthcare), a wholly-owned subsidiary of the Company, to Beverly Funding Corporation ("BFC"), a wholly-owned bankruptcy remote subsidiary of the Company. As a result of this refinancing, the Company was required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") to deconsolidate BFC. SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. It requires companies to recognize the financial and servicing assets it controls and the liabilities it has incurred and to deconsolidate financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. Deconsolidation of BFC, which had total assets of approximately $113,400,000, which cannot be used to satisfy claims of the Company or any of its subsidiaries, total liabilities of approximately $75,800,000 and total stockholder's equity of approximately $37,600,000 at December 31, 1999, caused a reduction in the Company's accounts receivable-patient and long-term debt. In addition, the Company recorded its ongoing investment in BFC as an increase in other, net assets. The Company's Statements of Cash Flows reflect the change in receivables sold to BFC from June 30, 1999 to December 31, 1999 in the caption Accounts receivable -- patient and the change in the Company's investment in BFC from June 30, 1999 to December 31, 1999 in the caption Other, net -- investing.

     The Company has a $125,000,000 financing arrangement available for the construction of certain facilities. The Company leases the facilities, under operating leases with the creditor, upon completion of construction. The Company has the option to purchase these facilities at the end of the initial lease terms at fair market value. Total construction advances under the financing arrangement as of December 31, 1999 were approximately $111,200,000.

     Effective September 30, 1999, the Company executed an amendment to the Credit Agreement covering the Company's $375,000,000 Revolver/Letter of Credit Facility, as well as amendments with certain of its other lenders covering debt of approximately $199,000,000 (collectively, the "Amendments"). Such Amendments were required since recording of the special charges related to the Allocation Investigations, as discussed herein, would have resulted in the Company's noncompliance with certain financial covenants contained in those debt agreements. The Amendments modified certain financial covenant levels and increased the annual interest rates for such debt.

     The settlements of the Allocation Investigations require payments totaling $30,000,000 ($25,000,000 for the first installment of the civil settlement reimbursement and $5,000,000 for the criminal settlement) within 30 days of signing the final separate civil and criminal settlement documents, with the remaining $145,000,000 civil settlement reimbursement to be withheld from the Company's biweekly Medicare periodic interim payments for a period of eight years. The Company used borrowings under its Revolver/Letter of Credit Facility to make the initial $30,000,000 payments during the first quarter of 2000. The Company anticipates cash flows from operations to decline approximately $18,100,000 per year as a result of the reduction in Medicare periodic interim payments and, therefore, may incur additional borrowings under the Revolver/ Letter of Credit Facility to fund ongoing cash needs.

     The Company currently anticipates that cash flows from operations and borrowings under its banking arrangements will be adequate to repay its debts due within one year of approximately $34,100,000, to fund the settlement obligations to the federal government, to make normal recurring capital additions and improvements of approximately $96,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending December 31, 2000. If cash flows from operations or availability under existing banking arrangements fall below expectations, the Company may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

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

EXPECTED MATURITY DATES   2000        2001       2002       2003       2004      THEREAFTER     TOTAL
-----------------------  -------    --------    -------    -------    -------    ----------    --------
                                                     (DOLLARS IN THOUSANDS)
                                                                    ----------------------
Total long-term debt:
 Fixed Rate............  $33,408    $ 61,055    $57,675    $32,402    $40,793     $401,562     $626,895
 Average Interest
   Rate................     8.38%       7.43%      7.34%      8.52%      8.01%        8.88%

 Variable Rate.........  $   644    $114,762    $23,786    $   905    $ 1,030     $ 12,194     $153,321
 Average Interest
   Rate................     6.54%       8.02%      6.42%      6.54%      6.50%        6.52%

Total notes receivable:
 Fixed Rate............  $16,468    $    949    $   639    $ 3,992    $   519     $  2,051     $ 24,618
 Average Interest
   Rate................     9.54%       8.76%      8.70%      9.00%      9.00%        8.73%

 Variable Rate.........  $    47    $     53    $    56    $    62    $    68     $    873     $  1,159
 Average Interest
   Rate................     8.75%       8.75%      8.75%      8.75%      8.75%        8.75%

                          FAIR VALUE     FAIR VALUE
                         DECEMBER 31,   DECEMBER 31,
EXPECTED MATURITY DATES      1999           1998
-----------------------  ------------   ------------
                           (DOLLARS IN THOUSANDS)

Total long-term debt:
 Fixed Rate............    $591,199       $585,394
 Average Interest
   Rate................
 Variable Rate.........    $153,321       $344,060
 Average Interest
   Rate................
Total notes receivable:
 Fixed Rate............    $ 19,400       $ 43,600
 Average Interest
   Rate................
 Variable Rate.........    $  1,200       $  1,300
 Average Interest
   Rate................

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   33
Consolidated Balance Sheets.................................   34
Consolidated Statements of Operations.......................   35
Consolidated Statements of Stockholders' Equity.............   36
Consolidated Statements of Cash Flows.......................   37
Notes to Consolidated Financial Statements..................   38
Supplementary Data (Unaudited) -- Quarterly Financial
  Data......................................................   62

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beverly Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ERNST & YOUNG LLP

Little Rock, Arkansas
February 17, 2000

                           BEVERLY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $   24,652   $   17,278
  Accounts receivable -- patient, less allowance for
    doubtful accounts:
    1999 -- $64,398; 1998 -- $21,764........................     319,097      463,822
  Accounts receivable -- nonpatient, less allowance for
    doubtful accounts:
    1999 -- $1,057; 1998 -- $441............................      30,890       85,585
  Notes receivable..........................................      16,930       21,075
  Operating supplies........................................      32,276       32,133
  Deferred income taxes.....................................      54,932       56,512
  Prepaid expenses and other................................      15,019       19,565
                                                              ----------   ----------
         Total current assets...............................     493,796      695,970
Property and equipment, net.................................   1,110,065    1,120,315
Other assets:
  Notes receivable, less allowance for doubtful notes:
    1999 -- $5,604; 1998 -- $2,921..........................       3,658       21,263
  Designated funds..........................................       3,136        4,029
  Goodwill, net.............................................     229,639      217,066
  Other, net................................................     142,586      101,868
                                                              ----------   ----------
         Total other assets.................................     379,019      344,226
                                                              ----------   ----------
                                                              $1,982,880   $2,160,511
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   93,168   $   85,533
  Accrued wages and related liabilities.....................      92,514       96,092
  Accrued interest..........................................      14,138       12,783
  Other accrued liabilities.................................     154,182      134,975
  Current portion of long-term debt.........................      34,052       27,773
                                                              ----------   ----------
         Total current liabilities..........................     388,054      357,156
Long-term debt..............................................     746,164      878,270
Deferred income taxes payable...............................      28,956      114,962
Other liabilities and deferred items........................     178,582       33,917
Commitments and contingencies
Stockholders' equity:
  Preferred stock, shares authorized: 25,000,000............          --           --
  Common stock, shares issued: 1999 -- 110,382,356;
    1998 -- 110,275,714.....................................      11,038       11,028
  Additional paid-in capital................................     875,637      876,383
  Accumulated deficit.......................................    (139,429)      (4,782)
  Accumulated other comprehensive income....................       1,061          760
  Treasury stock, at cost: 1999 -- 7,886,800 shares;
    1998 -- 7,886,800 shares................................    (107,183)    (107,183)
                                                              ----------   ----------
         Total stockholders' equity.........................     641,124      776,206
                                                              ----------   ----------
                                                              $1,982,880   $2,160,511
                                                              ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Net operating revenues...................................  $2,546,672   $2,812,232   $3,217,099
Interest income..........................................       4,335       10,708       13,201
                                                           ----------   ----------   ----------
          Total revenues.................................   2,551,007    2,822,940    3,230,300
Costs and expenses:
  Operating and administrative:
     Wages and related...................................   1,542,148    1,664,741    1,713,224
     Provision for insurance and related items...........      88,377      154,267       87,780
     Other...............................................     723,803      814,127    1,087,017
  Interest...............................................      72,578       65,938       82,713
  Depreciation and amortization..........................      99,160       93,722      107,060
  Special charges related to settlements of federal
     government investigations...........................     202,447        1,865           --
  Asset impairments, workforce reductions and other
     unusual items.......................................      23,818       69,443       44,000
  Year 2000 remediation..................................      12,402        9,719           --
                                                           ----------   ----------   ----------
          Total costs and expenses.......................   2,764,733    2,873,822    3,121,794
                                                           ----------   ----------   ----------
Income (loss) before provision for (benefit from) income
  taxes, extraordinary charge and cumulative effect of
  change in accounting for start-up costs................    (213,726)     (50,882)     108,506
Provision for (benefit from) income taxes................     (79,079)     (25,936)      49,913
                                                           ----------   ----------   ----------
Income (loss) before extraordinary charge and cumulative
  effect of change in accounting for start-up costs......    (134,647)     (24,946)      58,593
Extraordinary charge, net of income tax benefit of
  $1,057.................................................          --       (1,660)          --
Cumulative effect of change in accounting for start-up
  costs, net of income tax benefit of $2,811.............          --       (4,415)          --
                                                           ----------   ----------   ----------
Net income (loss)........................................  $ (134,647)  $  (31,021)  $   58,593
                                                           ==========   ==========   ==========
Income (loss) per share of common stock:
  Basic and diluted:
     Before extraordinary charge and cumulative effect of
       change in accounting for start-up costs...........  $    (1.31)  $     (.24)  $      .57
     Extraordinary charge................................          --         (.02)          --
     Cumulative effect of change in accounting for
       start-up costs....................................          --         (.04)          --
                                                           ----------   ----------   ----------
     Net income (loss)...................................  $    (1.31)  $     (.30)  $      .57
                                                           ==========   ==========   ==========
     Shares used to compute basic per share amounts......     102,491      103,762      102,060
                                                           ==========   ==========   ==========
     Shares used to compute diluted per share amounts....     102,491      103,762      103,422
                                                           ==========   ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                         RETAINED      ACCUMULATED
                                                          ADDITIONAL     EARNINGS         OTHER
                                    PREFERRED   COMMON     PAID-IN     (ACCUMULATED   COMPREHENSIVE   TREASURY
                                      STOCK      STOCK     CAPITAL       DEFICIT)     INCOME (LOSS)     STOCK       TOTAL
                                    ---------   -------   ----------   ------------   -------------   ---------   ---------
Balances at January 1, 1997.......    $ --      $10,443    $774,672     $ 133,957        $    --      $ (57,977)  $ 861,095
  Employee stock transactions,
    net...........................      --          54       21,314            --             --             --      21,368
  Purchase of 4,850,700 shares of
    common stock for treasury.....      --          --           --            --             --        (62,729)    (62,729)
  Cancellation and retirement of
    6,274,108 shares of common
    stock held in treasury........      --        (627)     (69,689)           --             --         70,316          --
  Disposition of PCA..............      --          --           --      (121,230)            --             --    (121,230)
  Forgiveness of PCA intercompany
    balance.......................      --          --           --       (45,081)            --             --     (45,081)
  Conversion of 5 1/2% Debentures
    into common stock.............      --       1,119      147,991            --             --             --     149,110
  Conversion of 7 5/8% Debentures
    into common stock.............      --          --           47            --             --             --          47
  Comprehensive income:
    Unrealized gains on
      securities, net of income
      taxes of $896...............      --          --           --            --          1,332             --       1,332
    Net income....................      --          --           --        58,593             --             --      58,593
                                                                                                                  ---------
  Total comprehensive income......      --          --           --            --             --             --      59,925
                                      ----      -------    --------     ---------        -------      ---------   ---------
Balances at December 31, 1997.....      --      10,989      874,335        26,239          1,332        (50,390)    862,505
  Employee stock transactions,
    net...........................      --          39        2,048            --             --             --       2,087
  Purchase of 3,886,800 shares of
    common stock for treasury.....      --          --           --            --             --        (51,120)    (51,120)
  Settlement of amounts due from
    1997 purchase of 4,000,000
    shares of common stock for
    treasury......................      --          --           --            --             --         (5,673)     (5,673)
  Comprehensive income (loss):
    Unrealized gains on
      securities, net of income
      taxes of $795...............      --          --           --            --          1,183             --       1,183
    Adjustment to unrealized gains
      on securities, net of income
      tax benefit of $1,180.......      --          --           --            --         (1,755)            --      (1,755)
    Net loss......................      --          --           --       (31,021)            --             --     (31,021)
                                                                                                                  ---------
  Total comprehensive loss........      --          --           --            --             --             --     (31,593)
                                      ----      -------    --------     ---------        -------      ---------   ---------
Balances at December 31, 1998.....      --      11,028      876,383        (4,782)           760       (107,183)    776,206
  Employee stock transactions,
    net...........................      --          10         (746)           --             --             --        (736)
  Comprehensive income (loss):
    Unrealized gains on
      securities, net of income
      taxes of $202...............      --          --           --            --            301             --         301
    Net loss......................      --          --           --      (134,647)            --             --    (134,647)
                                                                                                                  ---------
  Total comprehensive loss........      --          --           --            --             --             --    (134,346)
                                      ----      -------    --------     ---------        -------      ---------   ---------
Balances at December 31, 1999.....    $ --      $11,038    $875,637     $(139,429)       $ 1,061      $(107,183)  $ 641,124
                                      ====      =======    ========     =========        =======      =========   =========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $  (134,647)  $   (31,021)  $    58,593
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................       99,160        93,722       107,060
    Provision for reserves on patient, notes and other
       receivables,
       net..................................................       32,089        25,249        34,341
    Amortization of deferred financing costs................        2,909         2,336         3,163
    Special charges related to settlements of federal
       government investigations............................      202,447         1,865            --
    Asset impairments, workforce reductions and other
       unusual
       items................................................       23,818        69,443        44,000
    Extraordinary charge....................................           --         2,717            --
    Cumulative effect of change in accounting for start-up
       costs................................................           --         7,226            --
    (Gains) losses on dispositions of facilities and other
       assets, net..........................................        4,004       (33,853)      (19,901)
    Deferred taxes..........................................      (83,079)      (28,105)       20,247
    Insurance related accounts..............................       33,500        39,587       (25,432)
    Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
       Accounts receivable -- patient.......................          901      (132,199)      (46,639)
       Operating supplies...................................         (800)       (1,239)       (3,911)
       Prepaid expenses and other receivables...............        1,121           240       (18,749)
       Accounts payable and other accrued expenses..........      (16,536)       23,080         3,377
       Income taxes payable.................................       25,175       (27,729)       (7,305)
       Other, net...........................................         (921)       (4,530)       (4,640)
                                                              -----------   -----------   -----------
         Total adjustments..................................      323,788        37,810        85,611
                                                              -----------   -----------   -----------
         Net cash provided by operating activities..........      189,141         6,789       144,204
Cash flows from investing activities:
  Capital expenditures......................................      (95,414)     (150,451)     (133,087)
  Payments for acquisitions, net of cash acquired...........       (6,985)     (162,969)      (61,567)
  Proceeds from dispositions of facilities and other
    assets..................................................       41,941        82,119       421,412
  Collections on notes receivable and REMIC investment......       22,185         6,089        32,273
  Other, net................................................      (33,264)       (5,374)      (28,178)
                                                              -----------   -----------   -----------
         Net cash provided by (used for) investing
           activities.......................................      (71,537)     (230,586)      230,853
Cash flows from financing activities:
  Revolver borrowings.......................................    1,132,000     1,328,000     1,604,000
  Repayments of Revolver borrowings.........................   (1,284,000)   (1,077,000)   (1,745,000)
  Proceeds from issuance of long-term debt..................      125,820         9,495        31,137
  Repayments of long-term debt..............................      (80,605)      (70,878)     (166,369)
  Purchase of common stock for treasury.....................           --       (56,793)      (65,126)
  Proceeds from exercise of stock options...................          129         3,092         5,401
  Deferred financing costs..................................       (3,830)         (730)       (1,251)
  Proceeds from designated funds, net.......................          256           659        (2,380)
                                                              -----------   -----------   -----------
         Net cash provided by (used for) financing
           activities.......................................     (110,230)      135,845      (339,588)
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........        7,374       (87,952)       35,469
Cash and cash equivalents at beginning of year..............       17,278       105,230        69,761
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $    24,652   $    17,278   $   105,230
                                                              ===========   ===========   ===========
Supplemental schedule of cash flow information:
  Cash paid (received) during the year for:
    Interest, net of amounts capitalized....................  $    68,314   $    65,927   $    81,411
    Income tax payments (refunds), net......................      (21,175)       26,030        36,971

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     The Company provides healthcare services in 34 states and the District of Columbia. Its operations include nursing facilities, assisted living centers, home care centers, outpatient therapy clinics and rehabilitation therapy services. In addition, prior to June 30, 1998, the Company operated acute long-term transitional hospitals and, prior to the Merger, institutional and mail service pharmacies. The consolidated financial statements of the Company include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

  Intangible Assets

     Goodwill (stated at cost less accumulated amortization of $31,196,000 in 1999 and $25,547,000 in 1998) is being amortized over periods not to exceed 40 years using the straight-line method. Operating and leasehold rights and licenses, which are included in the consolidated balance sheet caption "Other, net," (stated at cost less accumulated amortization of $18,891,000 in 1999 and $18,307,000 in 1998) are being amortized over the lives of the related assets (principally 40 years) and leases (principally 10 to 15 years), using the straight-line method.

     On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such shortfall. As of December 31, 1999, the Company does not believe there is any indication that the carrying value or the amortization period of its intangibles needs to be adjusted.

  Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In accordance with SFAS No. 121, the Company assesses the need for an impairment write-down when such indicators of impairment are present. See Notes 2 and 3.

  Insurance

     General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and unpredictable. The Company and most of its competitors have experienced increases in both the number of claims and the size of the typical claim. This phenomenon is most evident in the state of Florida, where well-intended patient rights' statutes tend to be exploited by plaintiffs' attorneys, since the statutes allow for actual damages, punitive damages and plaintiff attorney fees to be included in any proven violation. The Company's provision for insurance and related items decreased approximately $65,900,000 for the year ended December 31, 1999, as compared to the same period in 1998, primarily due to the LPT (as discussed below), which significantly increased insurance costs during the fourth quarter of 1998. Despite such decrease year over year, the Company, as well as other nursing home providers with significant operations in Florida, are experiencing substantial increases in patient care and other claims, evidencing the negative trend surrounding patient care liabilities.

     On December 31, 1998, Beverly Indemnity, Ltd., a wholly-owned subsidiary of the Company, completed a risk transfer of substantially all of its pre-May 1998 auto liability, general liability and workers' compensation claims liability to a third party insurer effected through a loss portfolio transfer ("LPT") valued as of December 31, 1998. In exchange for a premium of approximately $116,000,000 (paid primarily from restricted cash and investments), the Company acquired reinsurance of approximately $180,000,000 to insure such auto liability, general liability and workers' compensation losses. In addition, in exchange for a premium of approximately $4,000,000, the Company acquired excess coverage of approximately $20,000,000 for general liability losses. As of December 31, 1999, based upon estimates and analyses by its outside actuaries, the Company expects the ultimate losses on such transferred general liability losses to reach the excess layer and to also exceed the total aggregate limits. The liabilities for the excess co-insurance are approximately $2,000,000, and the liabilities for those losses exceeding the total aggregate limit are approximately $2,000,000 on a discounted basis. The Company will be required to cover such excess and increased its insurance reserves during 1999 to take such expected losses into consideration. The Company's provision for insurance and related items increased approximately $82,200,000 during the fourth quarter of 1998 primarily as a result of this transaction.

     Prior to the LPT, and for periods not covered by the LPT, the Company insures the majority of its auto liability, general liability and workers' compensation risks through insurance policies with third parties, some of which are subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd. The liabilities for estimated incurred losses not covered by third party insurance are discounted at 10% to their present value based on expected loss payment patterns determined by independent actuaries. Had the discount rate been reduced by one-half of a percentage point, the Company would have incurred a pre-tax charge of

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

approximately $700,000 for the year ended December 31, 1999. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

                                                               1999      1998
                                                              -------   -------
Accrued wages and related liabilities.......................  $ 1,310   $    --
Other accrued liabilities...................................   10,000        --
Other liabilities and deferred items........................   75,224    18,151
                                                              -------   -------
                                                              $86,534   $18,151
                                                              =======   =======

     On an undiscounted basis, the total insurance liabilities as of December 31, 1999 and 1998 were $99,400,000 and $22,800,000, respectively. As of December
31, 1999, the Company had deposited approximately $600,000 in funds (the "Beverly Indemnity funds") that are restricted for the payment of insured claims. In addition, the Company anticipates that approximately $8,600,000 of its existing cash at December 31, 1999, while not legally restricted, will be utilized primarily to fund certain workers' compensation and general liability claims and expenses, and the Company does not expect to use such cash for other purposes.

     The Company purchased traditional indemnity insurance coverage for its 1999, 1998 and 1997 workers' compensation and auto liabilities. During 1997, the Company transferred a portion of its liabilities for workers' compensation and general liability related to certain of its sold nursing facilities in the state of Texas to a third-party indemnity insurance company. As of December 31, 1999, based upon estimates and analyses by its outside actuaries, the Company expects the ultimate losses on such transferred liabilities to exceed the aggregate insurance limit available by approximately $4,000,000. The Company will be required to cover such excess and increased its insurance reserves during 1999 to take such expected losses into consideration.

  Stock Based Awards

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair value on the date of grant. The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for its stock option grants which are issued at market value on the date of grant. See Note 8 for the pro forma effects on the Company's reported net income (loss) and diluted earnings per share assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS No. 123.

  Revenues

     The Company's revenues are derived primarily from providing long-term healthcare services. Approximately 72%, 74% and 74% of the Company's net operating revenues for 1999, 1998 and 1997, respectively, were derived from funds under federal and state medical assistance programs, and approximately 42% and 62% of the Company's net patient accounts receivable at December 31, 1999 and 1998, respectively, are due from such programs. The decrease in net patient accounts receivable derived from funds under federal and state medical assistance programs for the year ended December 31, 1999, as compared to 1998, was primarily due to the deconsolidation of Beverly Funding Corporation (see
Note 6). The Company accrues for revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement. Changes in estimates related to third party receivables resulted in a reduction of approximately $2,000,000 in net operating revenues for the year ended December 31, 1999 and an increase of approximately $10,900,000 and $8,900,000 in net operating revenues for the years ended December 31, 1998 and 1997, respectively.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations; however, as disclosed in
Note 7, the Company has been the subject of an investigation involving allegations of potential wrongdoing, which was settled subsequent to December 31, 1999. Compliance with such laws and regulations is subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

  Concentration of Credit Risk

     The Company has significant accounts receivable, notes receivable and other assets whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicare and Medicaid. These receivables and other assets represent the only concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an adequate provision has been made for the possibility of these receivables and other assets proving uncollectible and continually monitors and adjusts these allowances as necessary.

  Income Taxes

     The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Earnings per Share

     The following table sets forth the computation of basic and diluted income
(loss) per share for the years ended December 31 (in thousands):

                                                        1999        1998       1997
                                                      ---------   --------   --------
NUMERATOR:
  Numerator for basic and diluted income (loss) per
     share from continuing operations...............  $(134,647)  $(24,946)  $ 58,593
                                                      =========   ========   ========
DENOMINATOR:
  Denominator for basic income (loss) per
     share -- weighted average shares...............    102,491    103,762    102,060
  Effect of dilutive securities:
     Employee stock options.........................         --         --      1,236
     Performance shares.............................         --         --        126
                                                      ---------   --------   --------
  Dilutive potential common shares..................         --         --      1,362
                                                      ---------   --------   --------
  Denominator for diluted income (loss) per share --
     adjusted weighted average shares and assumed
     conversions....................................    102,491    103,762    103,422
                                                      =========   ========   ========
  Basic and diluted income (loss) per share.........  $   (1.31)  $  (0.24)  $   0.57
                                                      =========   ========   ========

  Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss), as well as charges and credits directly to stockholders' equity which are excluded from net income
(loss). Accumulated other comprehensive income, net of income taxes, consists of unrealized gains on available-for-sale securities of approximately $1,061,000 and $760,000 at December 31, 1999 and 1998, respectively.

  New Accounting Standards

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company during the first quarter of 2001. The Company has not completed its review of SFAS No. 133 but does not expect there to be a material effect on its consolidated financial position or results of operations.

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), provides guidance on the financial reporting of start-up and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Prior to 1998, the Company capitalized start-up costs in connection with the opening of new facilities and businesses. The Company adopted the provisions of SOP 98-5 in its financial statements for the year ended December 31, 1998. The effect of adopting SOP 98-5 was to decrease the Company's pre-tax loss from continuing operations in 1998 by approximately $1,000,000 and to record a charge for the cumulative effect of an accounting change, as of January 1, 1998, of $4,415,000, net of income taxes, or $0.04 per share, to expense costs that had previously been capitalized.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), provides guidance on the capitalization and amortization of costs incurred to develop or obtain computer software for internal use. The Company's adoption of SOP 98-1 during the first quarter of 1999 did not have a material effect on its consolidated financial position or results of operations.

  Other

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

2. SPECIAL CHARGES RELATED TO SETTLEMENTS OF FEDERAL GOVERNMENT INVESTIGATIONS

     In late July 1999, the Company reached a tentative understanding with the U.S. Department of Justice to settle the separate civil and criminal aspects of all investigations by the federal government and its fiscal intermediary into the allocation of nursing labor hours to the Medicare program from 1990 to 1998 (the "Allocation Investigations"). On February 3, 2000, the Company announced that it had signed agreements with the Office of Inspector General of the Department of Health and Human Services and the U.S. Department of Justice finalizing the tentative settlements. (See Note 7). As a result, during the year ended December 31, 1999, the Company recorded a special pre-tax charge of approximately $202,400,000 ($127,500,000, net of income taxes, or $1.24 per share diluted) which includes: (i) provisions totaling approximately $128,800,000 representing the net present value of the separate civil and criminal settlements; (ii) impairment losses of approximately $17,000,000 on 10 nursing facilities that pled guilty of submitting erroneous cost reports to the Medicare program in conjunction with the criminal settlement; (iii) approximately $39,000,000 for certain prior year cost report related items affected by the settlements; (iv) approximately $3,100,000 of debt issuance and refinancing costs related to various bank debt modifications as a result of the settlements; and (v) approximately $14,500,000 for other investigation and settlement related costs.

     If, prior to January 1, 1999, the settlement obligations and related items had been finalized and recorded, the Company's bank debt had been refinanced and the Company had closed or sold the facilities that are impacted by the criminal settlement, the Company's results of operations, on an unaudited pro forma basis, would have been reduced by approximately $13,200,000, or $.13 per share diluted, for the year ended December 31, 1999.

3. ASSET IMPAIRMENTS, WORKFORCE REDUCTIONS AND OTHER UNUSUAL ITEMS

     During the fourth quarter of 1999, the Company recorded a pre-tax charge of approximately $23,800,000 related to restructuring of agreements on certain leased facilities; severance and other workforce reduction expenses; asset impairments; and other unusual items. The Company negotiated the terminations of lease agreements on 19 nursing facilities (2,047 beds), which resulted in a charge of approximately $17,300,000. In addition, the Company accrued approximately $5,900,000 primarily related to severance agreements associated with three executives of the Company. Substantially all of the $5,900,000 was paid during the first quarter of 2000.

     In preparing for the January 1, 1999 implementation of the new Medicare prospective payment system ("PPS"), as well as responding to other legislative and regulatory changes, the Company reorganized its inpatient rehabilitative operations, analyzed its businesses for impairment issues and implemented new care-delivery and tracking software. These initiatives, among others, resulted in a fourth quarter 1998 pre-tax charge of approximately $69,400,000, including $3,800,000 for workforce reductions, $58,700,000 for asset impairments and $6,900,000 for various other items.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3. ASSET IMPAIRMENTS, WORKFORCE REDUCTIONS AND OTHER UNUSUAL
ITEMS -- (CONTINUED)
     During the fourth quarter of 1998, the Company reorganized all employed therapy associates into a newly formed subsidiary, Beverly Rehabilitation, Inc. ("Bev Rehab"), which is part of the Company's Beverly Care Alliance segment, in order to create a more consolidated, strategic approach to managing the Company's inpatient rehabilitation business under PPS. The Company accrued approximately $2,500,000 related to the termination of 835 therapy associates in conjunction with this reorganization. During 1999, 770 therapy associates were paid approximately $2,300,000 and left the Company. The Company reversed the remaining $200,000 during 1999 for changes in its initial accounting estimates.

     In addition, the Company's home care and outpatient therapy units underwent the consolidation and relocation of certain services, including billing and collections, which resulted in a workforce reduction charge of approximately $1,300,000 associated with the termination of 236 associates. Of these 236 associates, 74 associates were paid $233,000 and left the Company by December 31, 1998. During 1999, 85 home care and outpatient therapy associates were paid approximately $600,000 and left the Company. The Company reversed the remaining $500,000 during 1999 for changes in its initial accounting estimates.

     The significant regulatory changes under PPS and other provisions of the 1997 Act were an indicator to management that the carrying values of certain of its nursing facilities may not be fully recoverable. In addition, there were certain assets that had 1998 operating losses, and anticipated future operating losses, which led management to believe that these assets were impaired. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility and reduced the carrying value to its estimate of fair value, resulting in an impairment charge of approximately $9,000,000 in 1998. Management calculated the fair values of the impaired facilities by using the present value of estimated undiscounted future cash flows, or its best estimate of what that facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities the Company has purchased and sold in previous years. There were no material impairment adjustments recorded during the year ended December 31, 1997.

     Also during the fourth quarter of 1998, management identified nine nursing facilities with an aggregate carrying value of approximately $14,000,000 which needed to be replaced in order to increase operating efficiencies, attract additional census or upgrade the nursing home environment. Management committed to a plan to construct new facilities to replace these buildings and reduced the carrying values of these facilities to their estimated salvage values. These assets are included in the total assets of Beverly Healthcare (See Note 11). In addition, management committed to a plan to dispose of 24 home care centers and nine outpatient therapy clinics which had 1998 and expected future period operating losses. These businesses had an aggregate carrying value of approximately $16,500,000 and were written down to their fair value less costs to sell. These assets generated pre-tax losses for the Company of approximately $5,100,000 during the year ended December 31, 1998. Substantially all of these assets were purchased during 1998. The Company disposed of a majority of these assets during 1999. These assets were included in the total assets of Beverly Care Alliance (See Note 11). The Company incurred a fourth quarter 1998 charge of approximately $30,300,000 related to these replacements, closings and planned disposals. These assets were included in the consolidated balance sheet captions "Property and equipment, net" and "Goodwill, net" at December 31, 1998.

     In addition to the workforce reduction and impairment charges, the Company recorded a fourth quarter 1998 impairment charge for other long-lived assets of approximately $19,400,000 primarily related to the write-off of software and software development costs. In conjunction with the implementation of business process changes, and the need for enhanced data-gathering and reporting required to operate effectively under

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3. ASSET IMPAIRMENTS, WORKFORCE REDUCTIONS AND OTHER UNUSUAL
ITEMS -- (CONTINUED)

PPS, the Company installed new clinical software in each of its nursing facilities during late-1998, which made obsolete the previously employed software. In addition, certain of the Company's other ongoing software development projects were abandoned or written down due to obsolescence, feasibility or cost recovery issues.

4. ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 1999, the Company purchased three outpatient therapy clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets for cash of approximately $6,000,000, acquired debt of approximately $15,100,000 and closing and other costs of approximately $1,700,000. The acquisitions of such facilities and other assets were accounted for as purchases and resulted in the Company recording goodwill of approximately $8,400,000. Also during such period, the Company sold or terminated the leases on 12 nursing facilities (1,291 beds), one assisted living center (10 units), 17 home care centers and certain other assets for cash proceeds of approximately $7,100,000 and notes receivable of approximately $1,000,000. The Company did not operate two of these nursing facilities (166 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax losses,which were included in net operating revenues during the year ended December 31, 1999, of approximately $4,000,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     During the year ended December 31, 1998, the Company purchased 111 outpatient therapy clinics, 50 home care centers, eight nursing facilities (823 beds), one assisted living center (48 units), two previously leased nursing facilities (228 beds) and certain other assets for cash of approximately $163,200,000, acquired debt of approximately $8,000,000 and closing and other costs of approximately $7,000,000. The acquisitions of such facilities and other assets were accounted for as purchases and resulted in the Company recording goodwill of approximately $143,000,000. Also, during such period, the Company sold or terminated the leases on 26 nursing facilities (3,203 beds) and certain other assets for cash proceeds of approximately $52,500,000 (approximately $35,600,000 of which was included in accounts receivable -- nonpatient at December 31, 1998), notes receivable of approximately $21,300,000, assumed debt of approximately $4,600,000 and closing and other costs of approximately $2,300,000. The Company did not operate seven of these nursing facilities (893 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax gains, which were included in net operating revenues, during the year ended December 31, 1998 of approximately $17,900,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     In June 1998, the Company completed the sale of American Transitional Hospitals, Inc. ("ATH"), which operated as Beverly Specialty Hospitals, to Select Medical Corporation for cash of approximately $65,300,000 and assumed debt of approximately $2,400,000. Prior to the sale, ATH operated 15 transitional hospitals (743 beds) in eight states which addressed the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The Company recognized a pre-tax gain, which was included in net operating revenues, of approximately $16,000,000 during the year ended December 31, 1998 as a result of this disposition. During the year ended December 31, 1999, the Company recorded a pre-tax charge to adjust the sales price of this disposition by approximately $4,500,000, which was included in net operating revenues. The operations of ATH were immaterial to the Company's consolidated financial position and results of operations.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

4. ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

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

     On December 3, 1997, the Company completed a tax-free reorganization (the "Reorganization") in order to facilitate the merger of Pharmacy Corporation of America ("PCA") with Capstone Pharmacy Services, Inc. (the "Merger"). As a result of the Merger, the Company received approximately $281,000,000 of cash as partial repayment for PCA's intercompany debt, with a charge to the Company's retained earnings of approximately $45,100,000 for the remaining intercompany balance which was not repaid. Pursuant to the Reorganization, each of the Company's stockholders of record at the close of business on December 3, 1997 received .4551 shares of PharMerica, Inc.'s common stock for each share of the Company's Common Stock held. The conversion ratio was based on a total of 109,873,230 outstanding shares of the Company's Common Stock at the close of business on December 3, 1997 divided into the 50,000,000 shares issued by PharMerica, Inc.

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

     At the date of the Merger, PCA had total assets of approximately $489,200,000, total liabilities of approximately $368,000,000 and total stockholder's equity of approximately $121,200,000. Total net operating revenues for PCA for the year ended December 31, 1997 were approximately $564,200,000 and represent the operations of PCA prior to the Merger.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

5. PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 (in thousands):

                                     TOTAL                     OWNED                 LEASED
                            -----------------------   -----------------------   -----------------
                               1999         1998         1999         1998       1999      1998
                            ----------   ----------   ----------   ----------   -------   -------
Land, buildings and
  improvements............  $1,446,004   $1,433,170   $1,412,715   $1,393,839   $33,289   $39,331
Furniture and equipment...     374,855      350,410      369,388      344,484     5,467     5,926
Construction in
  progress................      32,543       31,057       32,543       31,057        --        --
                            ----------   ----------   ----------   ----------   -------   -------
                             1,853,402    1,814,637    1,814,646    1,769,380    38,756    45,257
Less accumulated
  depreciation and
  amortization............     743,337      694,322      716,228      662,281    27,109    32,041
                            ----------   ----------   ----------   ----------   -------   -------
                            $1,110,065   $1,120,315   $1,098,418   $1,107,099   $11,647   $13,216
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

     Depreciation and amortization expense related to property and equipment, including the amortization of assets under capital lease obligations, for the years ended December 31, 1999, 1998 and 1997 was $83,328,000, $81,722,000 and
$87,286,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6. LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (dollars in thousands):

                                                                1999       1998
                                                              --------   --------
Credit Agreement due December 31, 2001......................  $114,000   $266,000
9% Senior Notes due February 15, 2006, unsecured............   180,000    180,000
Notes and mortgages, less imputed interest: 1999 -- $67,
  1998 -- $92; due in installments through the year 2031, at effective interest rates of 6.00% to 12.50%, a portion of
  which is secured by property, equipment and other assets
  with a net book value of $240,154 at December 31, 1999....   199,831    167,268
Industrial development revenue bonds, less imputed interest:
  1999 -- $9, 1998 -- $13; due in installments through the
  year 2013, at effective interest rates of 4.81% to 10.72%, a portion of which is secured by property and other assets
  with a net book value of $186,130 at December 31, 1999....   145,896    169,306
A.I. Credit Corp. Note due January 2002, secured by a surety
  bond......................................................    65,000         --
8 3/4% First Mortgage Bonds due July 1, 2008, secured by
  first mortgages on eight nursing facilities with an
  aggregate net book value of $14,982 at December 31,
  1999......................................................    12,841     14,219
8 5/8% First Mortgage Bonds due October 1, 2008, secured by
  first mortgages on 10 nursing facilities with an aggregate
  net book value of $26,004 at December 31, 1999............    20,640     21,540
Series 1995 Bonds due June 2005, at an interest rate of
  6.88% with respect to $7,000 and 7.24% with respect to
  $18,000, secured by a letter of credit....................    25,000     25,000
Medium Term Notes due June 15, 2000 (deconsolidated June
  1999 as discussed below)..................................        --     40,000
Term Loan under the GE Capital Facility.....................       735      5,471
                                                              --------   --------
                                                               763,943    888,804
Present value of capital lease obligations, less imputed
  interest: 1999 -- $384, 1998 -- $419, at effective
  interest rates of 6.00% to 13.00%.........................    16,273     17,239
                                                              --------   --------
                                                               780,216    906,043
Less amounts due within one year............................    34,052     27,773
                                                              --------   --------
                                                              $746,164   $878,270
                                                              ========   ========

     In January 1999, the Company entered into a $65,000,000 promissory note with A.I. Credit Corp. at an annual interest rate of 6.50%. The promissory note is secured by a surety bond. In October 1999, the note was renegotiated to allow the Company to make an interest-only payment in January 2000 at an annual interest rate of 6.50%, with the principal balance payable in two equal installments in January 2001 and in January 2002 at an annual interest rate of 7.00%. The proceeds from this promissory note were used to pay down Revolver borrowings.

     During the year ended December 31, 1999, the Company entered into promissory notes totaling approximately $10,820,000 in conjunction with the construction of certain nursing facilities and approximately $15,100,000 in conjunction with the acquisitions of certain facilities. Such debt instruments bear interest at rates ranging from 7.00% to 8.00%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the facilities.

     During June 1999, the Company refinanced its Medium Term Notes and increased its borrowings from $40,000,000 to $70,000,000. The Medium Term Notes are collateralized by patient accounts receivable, which

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6. LONG-TERM DEBT -- (CONTINUED)

are sold by Beverly Health and Rehabilitation Services, Inc. ("BHRS") (currently operating as Beverly Healthcare), a wholly-owned subsidiary of the Company, to Beverly Funding Corporation ("BFC"), a wholly-owned bankruptcy remote subsidiary of the Company. As a result of this refinancing, the Company was required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") to deconsolidate BFC. SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. It requires companies to recognize the financial and servicing assets it controls and the liabilities it has incurred and to deconsolidate financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. Deconsolidation of BFC, which had total assets of approximately $113,400,000, which cannot be used to satisfy claims of the Company or any of its subsidiaries, total liabilities of approximately $75,800,000 and total stockholder's equity of approximately $37,600,000 at December 31, 1999, caused a reduction in the Company's accounts receivable-patient and long-term debt. In addition, the Company recorded its ongoing investment in BFC as an increase in other, net assets. The Company's Statement of Cash Flows reflects the change from June 30, 1999 to December 31, 1999 in receivables sold to BFC in the caption Accounts receivable -- patient and the change from June 30, 1999 to December 31, 1999 in the Company's investment in BFC in the caption Other, net -- investing.

     Effective September 30, 1999, the Company executed an amendment to its $375,000,000 Credit Agreement (the "Credit Agreement"), as well as amendments with certain of its other lenders covering debt of approximately $199,000,000 (collectively, the "Amendments"), which modified certain financial covenant levels and increased the annual interest rates for such debt and added real and personal property as collateral, including stock of certain of the Company's subsidiaries. The Amendments were required since recording of the special charges related to the Allocation Investigations, as discussed herein, would have resulted in the Company's noncompliance with certain financial covenants contained in those debt agreements. The Credit Agreement provides for a Revolver/Letter of Credit Facility (the "Revolver/LOC Facility"). At December 31, 1999, the Company had approximately $114,000,000 of outstanding borrowings and approximately $38,300,000 of outstanding letters of credit under the Revolver/LOC Facility. Borrowings under the Credit Agreement bear interest at adjusted LIBOR plus 2.25%, the Base Rate, as defined, plus 1.25% or the adjusted CD rate, as defined, plus 2.375%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Company pays certain commitment fees and commissions with respect to the Revolver/LOC Facility and had approximately $222,700,000 of unused commitments under such facility at December 31, 1999. The Credit Agreement is secured by property, equipment and other assets with a net book value of approximately $14,600,000 at December 31, 1999, is guaranteed by substantially all of the Company's present and future subsidiaries (collectively, the "Subsidiary Guarantors") and imposes on the Company certain financial tests and restrictive covenants.

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

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6. LONG-TERM DEBT -- (CONTINUED)

     Maturities and sinking fund requirements of long-term debt, including capital leases, for the years ended December 31 are as follows (in thousands):

                          2000       2001      2002      2003      2004     THEREAFTER    TOTAL
                         -------   --------   -------   -------   -------   ----------   --------
Future minimum lease
  payments.............  $ 2,929   $  2,742   $ 2,750   $ 2,106   $ 2,206    $ 16,807    $ 29,540
Less interest..........    1,487      1,363     1,228     1,098     1,009       7,082      13,267
                         -------   --------   -------   -------   -------    --------    --------
Net present value of
  future minimum lease
  payments.............    1,442      1,379     1,522     1,008     1,197       9,725      16,273
Notes, mortgages and
  bonds................   32,610    174,438    79,939    32,299    40,626     404,031     763,943
                         -------   --------   -------   -------   -------    --------    --------
                         $34,052   $175,817   $81,461   $33,307   $41,823    $413,756    $780,216
                         =======   ========   =======   =======   =======    ========    ========

     Many of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.

     The industrial development revenue bonds were originally issued prior to 1985 primarily for the construction or acquisition of nursing facilities. Bond reserve funds are included in designated funds. These funds are invested primarily in certificates of deposit and in United States government securities and are carried at cost, which approximates market value. Net capitalized interest relating to construction was not material in 1999, 1998, or 1997.

7. COMMITMENTS AND CONTINGENCIES

     The future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1999, are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
2000........................................................    $ 87,065
2001........................................................      76,182
2002........................................................      63,855
2003........................................................      44,260
2004........................................................      29,755
Thereafter..................................................      61,160
                                                                --------
                                                                $362,277
                                                                ========

     Total future minimum rental commitments are net of approximately $4,648,000 of minimum sublease rental income due in the future under noncancelable subleases. Rent expense on operating leases, net of sublease rental income, for the years ended December 31 was as follows: 1999 -- $115,598,000; 1998 -- $113,762,000; 1997 -- $114,694,000. Sublease rent income was approximately $7,096,000, $6,772,000 and $5,638,000 for the years ended December 31, 1999,
1998 and 1997, respectively. Contingent rent expense, based primarily on revenues, was approximately $18,000,000, $17,000,000 and $18,000,000 for the
years ended December 31, 1999, 1998 and 1997, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     The Company has a $125,000,000 financing arrangement available for the construction of certain facilities. The Company will lease the facilities, under operating leases with the creditor, upon completion of construction. The Company will have the option to purchase these facilities at the end of the initial lease terms. Total construction advances under the financing arrangement as of December 31, 1999 were approximately $111,200,000.

     In 1992, the Company entered into an agreement to outsource its management information systems functions for a period of seven years, with an option to renew based on mutual agreement among the parties. Such agreement was renegotiated during 1997 to allow the Company to bring the programming functions under its direct control but continue to outsource the data processing functions and to extend the term of the agreement. The future minimum commitments as of December 31, 1999 required under such agreement are as follows:
2000 -- $3,944,000; 2001 -- $3,859,000; and 2002 -- $2,849,000. The Company
incurred approximately $6,515,000, $5,673,000 and $4,498,000 under such agreement during the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company is contingently liable for approximately $60,724,000 of long-term debt maturing on various dates through 2019, as well as annual interest and letter of credit fees of approximately $5,557,000. Such contingent liabilities principally arose from the Company's sale of nursing facilities and retirement living centers. The Company operates the facilities related to approximately $27,574,000 of the principal amount for which it is contingently liable, pursuant to long-term agreements accounted for as operating leases. In addition, the Company is contingently liable for various operating leases that were assumed by purchasers and are secured by the rights thereto, as well as approximately $2,784,000 of loans to certain officers of the Company, which are collateralized by the Company's Common Stock.

     On February 3, 2000, the Company entered into a series of agreements with the U.S. Department of Justice and the Office of Inspector General (the "OIG") of the Department of Health and Human Services which settled the federal government investigations of the Company relating to the allocation to the Medicare Program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations"). These agreements finalized the terms of the settlements, which were tentatively announced in July 1999.

     The agreements consist of: (i) a Plea Agreement; (ii) a Civil Settlement Agreement; (iii) a Corporate Integrity Agreement; and (iv) an agreement concerning the disposition of 10 nursing facilities. Under the Plea Agreement, a subsidiary of the Company pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare relating to the submission of certain Medicare cost reports for 10 separate nursing facilities. The subsidiary paid a criminal fine of $5,000,000 and, under a separate agreement, is obligated to dispose of the 10 nursing facilities. The subsidiary will continue to operate and staff the nursing facilities until new operators are found.

     Under the separate Civil Settlement Agreement, the Company will reimburse the federal government $170,000,000 as follows: (i) $25,000,000, which was paid during the first quarter of 2000, and (ii) $145,000,000 to be withheld from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. The Company anticipates cash flows from operations to decline approximately $18,100,000 per year as a result of the reduction in Medicare periodic interim payments. Such installments began during the first quarter of 2000. In addition, the Company agreed to resubmit certain Medicare filings to reflect reduced labor costs.

     The Company also entered into a Corporate Integrity Agreement with the OIG relating to the monitoring of compliance with requirements of federal healthcare programs on an ongoing basis. Such agreement addresses the Company's obligations to ensure that it is in compliance with the requirements for participation

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

in the federal healthcare programs, and includes the Company's functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/ noncompliance of the agreement.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of its officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

     In addition, since July 29, 1999, eight derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware (collectively, the "Derivative Actions"). The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. Some actions also name as defendants certain of the Company's officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

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

8. STOCKHOLDERS' EQUITY

     The Company had 300,000,000 shares of authorized $.10 par value common stock ("Common Stock") at December 31, 1999 and 1998. The Company is subject to certain restrictions under its long-term debt agreements related to the payment of cash dividends on its Common Stock. The Company had 25,000,000 shares of authorized $1 par value preferred stock at December 31, 1999 and 1998, all of which remain unissued. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

     In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. In December 1997, the Company repurchased 4,000,000 shares of its Common Stock through an accelerated stock repurchase transaction at a cost of approximately $56,100,000 (approximately $5,700,000 of which was paid during 1998). During 1998, the Company

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

repurchased 3,000,000 shares of its Common Stock, through a similar transaction, and approximately 900,000 shares on the open market at a total cost of approximately $51,100,000. The repurchases were financed primarily through borrowings under the Company's Revolver/LOC Facility. On June 2, 1998, the Company announced that its Board of Directors had authorized an increase in its stock repurchase program. The Company may repurchase from time to time on the open market, up to an additional 10,000,000 shares of its outstanding Common Stock. From June 1996 through December 1998, the Company had repurchased approximately 10,200,000 shares of its outstanding Common Stock under the stock repurchase program. During the first quarter of 2000, the Company repurchased approximately 1,000,000 additional shares of its outstanding Common Stock under the stock repurchase program. The repurchases were financed primarily through borrowings under the Company's Revolver/LOC Facility. If, prior to January 1, 1999, the Company had repurchased these additional shares, the Company's results of operations, on an unaudited pro forma basis, would have been a net loss of approximately $134,816,000, or $1.33 per share diluted, for the year ended December 31, 1999. The Company is subject to certain restrictions under its credit arrangements related to the repurchase of its outstanding Common Stock.

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

     During 1997, the New Beverly Non-Employee Directors Stock Option Plan was approved (the "Non-Employee Directors Stock Option Plan"). Such plan became effective December 3, 1997 and will remain in effect until December 31, 2007, subject to early termination by the Board of Directors. The Company has 300,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the Non-Employee Directors Stock Option Plan. The Non-Employee Directors Stock Option Plan was amended by the Board of Directors on December 11, 1997 to provide that each nonemployee director be granted an option to purchase 3,375 shares of the Company's Common Stock on June 1 of each year until the plan is terminated, subject to the availability of shares. Such options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire 10 years after date of grant.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

     The following table summarizes stock option, restricted stock and other stock units data relative to the Company's long-term incentive plans for the years ended December 31:

                                              1999                     1998                     1997
                                      ---------------------   ----------------------   ----------------------
                                                  WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                   AVERAGE                  AVERAGE                  AVERAGE
                                       NUMBER     EXERCISE      NUMBER     EXERCISE      NUMBER     EXERCISE
                                      OF SHARES     PRICE     OF SHARES      PRICE     OF SHARES      PRICE
                                      ---------   ---------   ----------   ---------   ----------   ---------
Options outstanding at beginning
  of year...........................  8,163,565     $9.20      6,561,903     $9.29      4,908,727    $10.55
Changes during the year:
  Granted...........................    121,627      6.51      3,341,994      8.81      2,944,522     10.87
  Exercised.........................    (40,450)     6.44       (428,069)     6.89     (1,047,423)     8.06
  Cancelled.........................   (937,283)     9.88     (1,312,263)     9.42       (243,923)    14.64
                                      ---------               ----------               ----------
Options outstanding at end of
  year..............................  7,307,459      9.08      8,163,565      9.20      6,561,903      9.29
                                      =========               ==========               ==========
Options exercisable at end of
  year..............................  4,107,067      8.56      3,761,259      8.50      5,073,903      8.23
                                      =========               ==========               ==========
Options available for grant at end
  of year...........................  2,413,967                1,701,426                3,738,097
                                      =========               ==========               ==========
Restricted stock outstanding at
  beginning
  of year...........................         --                       --                  145,200
Changes during the year:
  Granted...........................     84,491                       --                   10,500
  Vested............................    (16,972)                      --                 (134,711)
  Forfeited.........................         --                       --                  (20,989)
                                      ---------               ----------               ----------
Restricted stock outstanding at end
  of year...........................     67,519                       --                       --
                                      =========               ==========               ==========
Phantom units outstanding at
  beginning of year.................         --                       --                   76,769
Changes during the year:
  Granted...........................         --                       --                       --
  Vested............................         --                       --                  (76,316)
  Cancelled.........................         --                       --                     (453)
                                      ---------               ----------               ----------
Phantom units outstanding at end of
  year..............................         --                       --                       --
                                      =========               ==========               ==========
Performance shares outstanding at
  beginning of year.................         --                       --                  992,000
Changes during the year:
  Granted...........................         --                       --                   16,000
  Vested............................         --                       --                 (759,389)
  Cancelled.........................         --                       --                 (248,611)
                                      ---------               ----------               ----------
Performance shares outstanding at
  end of year.......................         --                       --                       --
                                      =========               ==========               ==========

     On February 16, 2000, the Company granted 2,095,900 stock options to certain of its officers and employees.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

     Exercise prices for options outstanding as of December 31, 1999 ranged from $3.24 to $16.06. The weighted-average remaining contractual life of these options is seven years. The following table provides certain information with respect to stock options outstanding at December 31, 1999:

                                                 OPTIONS OUTSTANDING
                                   -----------------------------------------------
                                                                     WEIGHTED-            OPTIONS EXERCISABLE
                                                   WEIGHTED-          AVERAGE        ------------------------------
                                     OPTIONS        AVERAGE          REMAINING         OPTIONS     WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES           OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE    EXERCISE PRICE
------------------------           -----------   --------------   ----------------   -----------   ----------------
$ 3.24 - $ 6.75..................   3,026,641        $ 5.68             8.73          1,396,768         $ 4.76
$ 7.06 - $10.00..................   1,768,128          9.09             6.47          1,636,366           9.19
$10.19 - $13.75..................   1,570,211         12.51             7.69            908,609          12.23
$14.00 - $16.06..................     942,479         14.26             8.17            165,324          14.28
                                    ---------                                         ---------
$ 3.24 - $16.06..................   7,307,459        $ 9.08             7.15          4,107,067         $ 8.56
                                    =========                                         =========

     As a result of the Reorganization (as discussed herein), immediately prior to the Distribution, (i) each option to purchase the Company's Common Stock then outstanding became fully vested and exercisable, (ii) all restrictions on outstanding restricted shares lapsed and became fully vested, (iii) each outstanding award of phantom units became fully vested, and (iv) each outstanding performance share became fully vested. The Company incurred expenses of approximately $18,000,000 in 1997 as it related to these stock-based awards, which was included in the $44,000,000 of transaction costs. In addition, all options outstanding immediately after the Distribution were cancelled and replaced with new options issued by the Company under the 1997 Long-Term Incentive Plan. Such options are exercisable upon the same terms and conditions (except that all options are 100% vested) as under the applicable option agreement issued thereunder, except that (i) the number of shares for which such options may be converted, and (ii) the option exercise price per share of such options were adjusted to take into account the effect of the Reorganization.

     The Company recognizes compensation expense for its restricted stock grants, performance share grants (when the performance targets are achieved) and other stock unit awards. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 related to these stock-based awards were approximately $198,000, $0 and $19,767,000, respectively. The total charges for 1997 included approximately $18,000,000 related to the impact of the Reorganization on the Company's stock-based awards (as discussed above).

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its 1999, 1998 and 1997 stock option and performance share grants under the fair value method as prescribed by such statement. The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 1998 and 1997, respectively: risk-free interest rates of 6.8%, 5.0% and 5.9%; volatility factors of the expected market price of the Company's Common Stock of .46, .41 and .35; and weighted-average expected option lives of 9 years, 10 years and 8 years. The Company does not currently pay cash dividends on its Common Stock and no future dividends are currently planned. Such weighted-average assumptions resulted in a weighted average fair value of options granted during 1999, 1998 and 1997 of $4.27 per share, $5.35 per share and $7.84 per share, respectively. The fair value of the performance share grants was based on the market value of the Company's Common Stock on the date of grant.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

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

     For purposes of pro forma disclosures, the estimated fair value of the stock options and performance shares is amortized to expense over their respective vesting periods. The pro forma effects on reported net income (loss) and diluted earnings per share assuming the Company had elected to account for its stock option and performance share grants in accordance with SFAS No. 123 for the years ended December 31, 1999, 1998 and 1997 would have been a net loss of $137,015,000 or $1.34 per share, a net loss of $32,202,000 or $.31 per share and net income of $47,244,000 or $.46 per share, respectively. The pro forma amounts for 1997 reflect the impact of the Reorganization on the Company's outstanding stock options (as discussed above). Such pro forma effects are not necessarily indicative of the effect on future years.

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 related to this plan were approximately $1,723,000, $2,435,000 and $2,449,000, respectively.

9. INCOME TAXES

     The provision for (benefit from) taxes on income (loss) before extraordinary charge and the cumulative effect of change in accounting for start-up costs (see Note 1) consists of the following for the years ended December 31 (in thousands):

                                                          1999       1998      1997
                                                        --------   --------   -------
Federal:
  Current.............................................  $     --   $     --   $22,997
  Deferred............................................   (72,001)   (28,227)   20,404
State:
  Current.............................................     4,000      2,169     6,669
  Deferred............................................   (11,078)       122      (157)
                                                        --------   --------   -------
                                                        $(79,079)  $(25,936)  $49,913
                                                        ========   ========   =======

     The Company had an annual effective tax rate of 37% for the year ended December 31, 1999, compared to annual effective tax rates of 51% and 46% for the years ended December 31, 1998 and 1997, respectively. The annual effective tax rate in 1999 was different than the federal statutory rate primarily due to the impact of state income taxes. The annual effective tax rate in 1998 was different than the federal statutory rate primarily due to the impact of the sale of ATH (see Note 4), the benefit of certain tax credits, and the pre-tax charge of approximately $69,400,000 (see Note 3) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. The annual effective tax rate in 1997 was different than the federal statutory rate primarily due to the impact of nondeductible transaction costs associated with the Reorganization (see Note 4).

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

9. INCOME TAXES -- (CONTINUED)

     A reconciliation of the provision for (benefit from) income taxes, computed at the statutory rate, to the Company's annual effective tax rate is summarized as follows (dollars in thousands):

                                             1999              1998             1997
                                        --------------    --------------    -------------
                                         AMOUNT     %      AMOUNT     %     AMOUNT     %
                                        --------   ---    --------   ---    -------   ---
Tax (benefit) at statutory rate.......  $(74,804)  35     $(17,809)  35     $37,977   35
General business tax credits..........    (2,470)   1       (2,315)   5          --   --
State tax provision, net..............    (4,601)   2        1,489   (3)      4,233    4
Nondeductible amortization of
  intangibles.........................     1,192   --          (74)  --       1,702    2
Sale of ATH...........................        --   --       (6,867)  13          --   --
Effect of Reorganization and Merger...        --   --           --   --       5,618    5
Other.................................     1,604   (1)        (360)   1         383   --
                                        --------   --     --------   --     -------   --
                                        $(79,079)  37     $(25,936)  51     $49,913   46
                                        ========   ==     ========   ==     =======   ==

     Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                             DECEMBER 31, 1999       DECEMBER 31, 1998
                                            --------------------    --------------------
                                             ASSET     LIABILITY     ASSET     LIABILITY
                                            --------   ---------    --------   ---------
Insurance reserves........................  $ 25,512   $     --     $ 11,988   $     --
General business tax credit
  carryforwards...........................     8,850         --        5,270         --
Alternative minimum tax credit
  carryforwards...........................    15,772         --       16,568         --
Provision for dispositions................    35,454      3,882       37,805      3,152
Provision for Medicare repayment..........    55,175         --           --         --
Depreciation and amortization.............     6,582    132,863       12,711    136,096
Operating supplies........................        --     13,004           --     13,241
Federal net operating loss
  carryforwards...........................    29,491         --       17,846         --
Other.....................................    24,707     25,818       22,728     30,877
                                            --------   --------     --------   --------
                                            $201,543   $175,567     $124,916   $183,366
                                            ========   ========     ========   ========

     At December 31, 1999, the Company had federal net operating loss carryforwards of $84,259,000 for income tax purposes which expire in years 2018 through 2019. At December 31, 1999, the Company had general business tax credit carryforwards of $8,850,000 for income tax purposes which expire in years 2008 through 2015. For financial reporting purposes, the federal net operating loss carryforwards and the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. The Company's net deferred tax assets at December 31, 1999 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe that a deferred tax valuation allowance is necessary at December 31, 1999.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Financial Accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. FAIR VALUES OF FINANCIAL INSTRUMENTS --(CONTINUED)

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

  Beverly Indemnity Funds

     The carrying amount reported in the consolidated balance sheets for the Beverly Indemnity funds approximates its fair value and is included in the consolidated balance sheet caption "Prepaid expenses and other". During the fourth quarter of 1998, Beverly Indemnity, Ltd. completed a risk transfer of substantially all of its pre-May 1998 auto liability, general liability and workers' compensation claims liability to a third party insurer effected through a loss portfolio transfer (see Note 1) which resulted in the sale of securities with a book value of approximately $61,600,000. Also during 1998, various other securities were sold with a book value of approximately $33,700,000. Beverly Indemnity, Ltd. received gross proceeds of approximately $98,000,000 from the sale of these securities and recognized gross gains on the sales of these securities of approximately $3,000,000. In addition, an adjustment was recorded to accumulated other comprehensive income for unrealized gains on these securities of $1,755,000, net of income taxes.

  Long-term Debt (Including Current Portion)

     The carrying amounts of the Company's variable-rate borrowings approximate their fair values. The fair values of the remaining long-term debt are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

  Federal Government Settlements (Including Current Portion)

     The carrying amount of the Company's obligations to the federal government resulting from the settlements of the Allocation Investigations is included in the consolidated balance sheet captions "Other accrued liabilities" and "Other liabilities and deferred items." Such obligations are non-interest bearing, and as such, were imputed at their approximate fair market rate of 9% for accounting purposes. Therefore, the carrying amount of such obligations should approximate its fair value.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. FAIR VALUES OF FINANCIAL INSTRUMENTS --(CONTINUED)

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                                   1999                   1998
                                            -------------------    -------------------
                                            CARRYING     FAIR      CARRYING     FAIR
                                             AMOUNT     VALUE       AMOUNT     VALUE
                                            --------   --------    --------   --------
Cash and cash equivalents.................  $ 24,652   $ 24,652    $ 17,278   $ 17,278
Notes receivable, net (including current
  portion)................................    20,588     20,600      42,338     44,900
Beverly Indemnity funds...................       561        561       1,600      1,600
Long-term debt (including current
  portion)................................   780,216    744,520     906,043    929,454
Federal government settlements (including
  current portion)........................   133,314    133,314          --         --

     During 1999 and 1998, the Company defeased long-term debt with aggregate carrying values of $8,135,000 and $5,650,000, respectively. The fair values of such defeased debt were estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements, and were approximately $14,071,000 and $5,819,000 at December 31, 1999 and 1998, respectively.

     In order to consummate certain dispositions and other transactions, the Company has agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessor. It is not practicable to estimate the fair value of the Company's off-balance sheet guarantees (See Note 7). The Company does not charge a fee for entering into such agreements and contracting with a financial institution to estimate such amounts could not be done without incurring excessive costs. In addition, unlike the Company, a financial institution would not be in a position to assume the underlying obligations and operate the nursing facilities collateralizing the obligations, which would significantly impact the calculation of the fair value of such off-balance sheet guarantees. In addition, the Company guarantees approximately $2,784,000 of loans to certain officers of the Company, which are collateralized by the Company's Common Stock. The fair values of such loans were estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements, and were approximately $2,806,000 at December 31, 1999.

11. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

  Description of the Types of Services from which each Operating Segment Derives its Revenues

     At December 31, 1999 and 1998, the Company was organized into two operating segments, which support the Company's delivery of long-term healthcare services. These operating segments included: (i) Beverly Healthcare, which provides long-term healthcare through the operation of nursing facilities and assisted living centers; and (ii) Beverly Care Alliance, which operates outpatient therapy clinics, home care centers and a rehabilitation services business.

     At December 31, 1997, in addition to the two operating segments mentioned above, the Company owned Beverly Specialty Hospitals, which operated the Company's transitional hospitals. In June 1998, the Company

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

11. SEGMENT INFORMATION -- (CONTINUED)

completed the sale of this segment to Select Medical Corporation (see Note 4). In addition to the three operating segments mentioned above, the Company owned PCA, which operated the Company's institutional and mail service pharmacy businesses. In December 1997, the Company completed the Merger of PCA with Capstone Pharmacy Services, Inc. (see Note 4).

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

  Factors Management Used to Identify the Company's Operating Segments

     The Company's operating segments are strategic business units that offer different services within the long-term healthcare continuum. Business in each operating segment is conducted by one or more corporations headed by a president who is also a senior officer of the Company. The corporations comprising each operating segment also have separate boards of directors.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

11. SEGMENT INFORMATION -- (CONTINUED)

     The following table summarizes certain information for each of the Company's operating segments (in thousands):

                                              BEVERLY     BEVERLY     PHARMACY
                                  BEVERLY       CARE     SPECIALTY   CORPORATION
                                 HEALTHCARE   ALLIANCE   HOSPITALS   OF AMERICA    ALL OTHER(1)     TOTALS
                                 ----------   --------   ---------   -----------   ------------   ----------
Year ended December 31, 1999
  Revenues from external
     customers.................  $2,305,341   $237,014    $    --           --      $   4,317     $2,546,672
  Intercompany revenues........          --    140,216         --           --         11,643        151,859
  Interest income..............         240         88         --           --          4,007          4,335
  Interest expense.............      28,434        425         --           --         43,719         72,578
  Depreciation and
     amortization..............      79,454     13,228         --           --          6,478         99,160
  Pre-tax income (loss)........     109,884     23,417         --           --       (347,027)      (213,726)
  Total assets.................   1,501,670    325,771         --           --        155,439      1,982,880
  Capital expenditures.........      73,029     10,518         --           --         11,867         95,414
Year ended December 31, 1998
  Revenues from external
     customers.................  $2,531,496   $192,627    $61,775           --      $  26,334     $2,812,232
  Intercompany revenues........          --     13,518        539           --         10,682         24,739
  Interest income..............         410        160          3           --         10,135         10,708
  Interest expense.............      29,359        108         93           --         36,378         65,938
  Depreciation and
     amortization..............      78,269      8,662      1,578           --          5,213         93,722
  Pre-tax income (loss)........     165,707      6,878       (670)          --       (222,797)       (50,882)
  Total assets.................   1,526,091    303,913         --           --        330,507      2,160,511
  Capital expenditures.........      87,209     15,149      4,937           --         43,156        150,451
Year ended December 31, 1997
  Revenues from external
     customers.................  $2,583,758   $ 60,103    $99,783     $472,861      $     594     $3,217,099
  Intercompany revenues........          --     15,643      1,708       91,338         10,269        118,958
  Interest income..............         302         --          3          125         12,771         13,201
  Interest expense.............      32,264         19        275       14,965         35,190         82,713
  Depreciation and
     amortization..............      77,162      3,402      2,517       18,281          5,698        107,060
  Pre-tax income (loss)........     173,363      2,801        819       33,450       (101,927)       108,506
  Total assets.................   1,504,437    101,364     48,964           --        418,704      2,073,469
  Capital expenditures.........      90,699      6,468      5,198       11,725         18,997        133,087

---------------

(1) All Other consists of the operations of the Company's corporate headquarters and related overhead, as well as certain non-operating revenues and expenses, and unusual items.

                           BEVERLY ENTERPRISES, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.

                                                               1999                                          1999
                                      -------------------------------------------------------   ------------------------------
                                        1ST         2ND        3RD        4TH        TOTAL        1ST        2ND        3RD
                                      --------   ---------   --------   --------   ----------   --------   --------   --------
Total revenues......................  $635,029   $ 633,678   $638,331   $643,969   $2,551,007   $697,427   $717,648   $700,635
                                      ========   =========   ========   ========   ==========   ========   ========   ========
Income (loss) before provision for
 (benefit from) income taxes,
 extraordinary charge and cumulative
 effect of change in accounting for
 start-up costs.....................  $  9,377   $(183,901)  $ 12,535   $(51,737)  $ (213,726)  $ 29,099   $ 31,803   $ 32,822
Provision for (benefit from) income
 taxes..............................     3,470     (68,044)     4,638    (19,143)     (79,079)    11,058     10,258     11,487
                                      --------   ---------   --------   --------   ----------   --------   --------   --------
Income (loss) before extraordinary
 charge and cumulative effect of
 change in accounting for start-up
 costs..............................     5,907    (115,857)     7,897    (32,594)    (134,647)    18,041     21,545     21,335
Extraordinary charge................        --          --         --         --           --         --         --         --
Cumulative effect of change in
 accounting for start-up costs......        --          --         --         --           --     (4,415)        --         --
                                      --------   ---------   --------   --------   ----------   --------   --------   --------
Net income (loss)...................  $  5,907   $(115,857)  $  7,897   $(32,594)  $ (134,647)  $ 13,626   $ 21,545   $ 21,335
                                      ========   =========   ========   ========   ==========   ========   ========   ========
Income (loss) per share of common
 stock:
Basic:
 Before extraordinary charge and
   cumulative effect of change in
   accounting for start-up costs....  $    .06   $   (1.13)  $    .08   $   (.32)  $    (1.31)  $    .17   $    .21   $    .21
 Extraordinary charge...............        --          --         --         --           --         --         --         --
 Cumulative effect of change in
   accounting for start-up costs....        --          --         --         --           --       (.04)        --         --
                                      --------   ---------   --------   --------   ----------   --------   --------   --------
 Net income (loss)..................  $    .06   $   (1.13)  $    .08   $   (.32)  $    (1.31)  $    .13   $    .21   $    .21
                                      ========   =========   ========   ========   ==========   ========   ========   ========
 Shares used to compute per share
   amounts..........................   102,480     102,494    102,495    102,496      102,491    106,006    103,682    103,019
                                      ========   =========   ========   ========   ==========   ========   ========   ========
Diluted:
 Before extraordinary charge and
   cumulative effect of change in
   accounting for start-up costs....  $    .06   $   (1.13)  $    .08   $   (.32)  $    (1.31)  $    .17   $    .20   $    .21
 Extraordinary charge...............        --          --         --         --           --         --         --         --
 Cumulative effect of change in
   accounting for start-up costs....        --          --         --         --           --       (.04)        --         --
                                      --------   ---------   --------   --------   ----------   --------   --------   --------
 Net income (loss)..................  $    .06   $   (1.13)  $    .08   $   (.32)  $    (1.31)  $    .13   $    .20   $    .21
                                      ========   =========   ========   ========   ==========   ========   ========   ========
 Shares used to compute per share
   amounts..........................   102,693     102,494    102,715    102,496      102,491    107,479    105,112    103,610
                                      ========   =========   ========   ========   ==========   ========   ========   ========
Common stock price range:
 High...............................  $   6.94   $    8.19   $   8.00   $   5.19                $  15.56   $  16.25   $  14.81
 Low................................  $   4.50   $    4.31   $   3.88   $   3.50                $  12.25   $  13.50   $   7.38

                                               1999
                                      ----------------------
                                         4TH        TOTAL
                                      ---------   ----------
Total revenues......................  $ 707,230   $2,822,940
                                      =========   ==========
Income (loss) before provision for
 (benefit from) income taxes,
 extraordinary charge and cumulative
 effect of change in accounting for
 start-up costs.....................  $(144,606)  $  (50,882)
Provision for (benefit from) income
 taxes..............................    (58,739)     (25,936)
                                      ---------   ----------
Income (loss) before extraordinary
 charge and cumulative effect of
 change in accounting for start-up
 costs..............................    (85,867)     (24,946)
Extraordinary charge................     (1,660)      (1,660)
Cumulative effect of change in
 accounting for start-up costs......         --       (4,415)
                                      ---------   ----------
Net income (loss)...................  $ (87,527)  $  (31,021)
                                      =========   ==========
Income (loss) per share of common
 stock:
Basic:
 Before extraordinary charge and
   cumulative effect of change in
   accounting for start-up costs....  $    (.84)  $     (.24)
 Extraordinary charge...............       (.02)        (.02)
 Cumulative effect of change in
   accounting for start-up costs....         --         (.04)
                                      ---------   ----------
 Net income (loss)..................  $    (.86)  $     (.30)
                                      =========   ==========
 Shares used to compute per share
   amounts..........................    102,389      103,762
                                      =========   ==========
Diluted:
 Before extraordinary charge and
   cumulative effect of change in
   accounting for start-up costs....  $    (.84)  $     (.24)
 Extraordinary charge...............       (.02)        (.02)
 Cumulative effect of change in
   accounting for start-up costs....         --         (.04)
                                      ---------   ----------
 Net income (loss)..................  $    (.86)  $     (.30)
                                      =========   ==========
 Shares used to compute per share
   amounts..........................    102,389      103,762
                                      =========   ==========
Common stock price range:
 High...............................  $    8.13
 Low................................  $    5.25

---------------

     The Company had an annual effective tax rate of 37% for the year ended December 31, 1999 compared to an annual effective tax rate of 51% for the year ended December 31, 1998. The annual effective tax rate in 1999 was different than the federal statutory rate primarily due to the impact of state income taxes. The annual effective tax rate in 1998 was different than the federal statutory rate primarily due to the impact of the sale of ATH (see Note 4), the benefit of certain tax credits, and the $69,400,000 pre-tax charge (see Note 3) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2000, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2000, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2000, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Jon E.M. Jacoby, a director, serves as Executive Vice President, Chief Financial Officer and director of Stephens Group, Inc. During the years ended December 31, 1998 and 1997, the Company used Stephens Group, Inc., or its affiliates, for investment banking services.

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

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

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

                           BEVERLY ENTERPRISES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))

                                                              PAGE
                                                              ----
1. Consolidated financial statements:
   Report of Ernst & Young LLP, Independent Auditors........   33
   Consolidated Balance Sheets at December 31, 1999 and
     1998...................................................   34
   Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 1999......   35
   Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31,
     1999...................................................   36
   Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 1999......   37
   Notes to Consolidated Financial Statements...............   38
   Supplementary Data (Unaudited) -- Quarterly Financial
     Data...................................................   62

2. Consolidated financial statement schedule for each of the three years in the period ended December 31, 1999:
   II -- Valuation and Qualifying Accounts..................   65

   All other schedules are omitted because they are either not applicable or the items do not exceed the various disclosure levels.

                           BEVERLY ENTERPRISES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                CHARGED                       DUE TO
                                 BALANCE AT   (CREDITED)                   ACQUISITIONS            BALANCE
                                 BEGINNING        TO         WRITE-OFFS/       AND                 AT END
DESCRIPTION                       OF YEAR     OPERATIONS     RECOVERIES    DEPOSITIONS    OTHER    OF YEAR
-----------                      ----------   -----------    -----------   ------------   ------   -------
Year ended December 31, 1999:
  Allowance for doubtful
     accounts:
     Accounts receivable --
       patient.................   $21,764       $67,400(A)    $(26,901)      $ 1,901      $  234   $64,398
     Accounts receivable --
       nonpatient..............       677           963             17            --        (234)    1,423*
     Notes receivable..........     2,921         3,733         (1,400)           --         350     5,604
                                  -------       -------       --------       -------      ------   -------
                                  $25,362       $72,096       $(28,284)      $ 1,901      $  350   $71,425
                                  =======       =======       ========       =======      ======   =======
Year ended December 31, 1998:
  Allowance for doubtful
     accounts:
     Accounts receivable --
       patient.................   $17,879       $25,549       $(19,807)      $(1,857)     $   --   $21,764
     Accounts receivable --
       nonpatient..............       862           (90)           (13)          (82)         --       677*
     Notes receivable..........     2,917          (210)           (66)           --         280     2,921
                                  -------       -------       --------       -------      ------   -------
                                  $21,658       $25,249       $(19,886)      $(1,939)     $  280   $25,362
                                  =======       =======       ========       =======      ======   =======
Year ended December 31, 1997:
  Allowance for doubtful
     accounts:
     Accounts receivable --
       patient.................   $25,618       $35,343       $(34,858)      $(8,224)     $   --   $17,879
     Accounts receivable --
       nonpatient..............       637           209           (218)           --         234       862*
     Notes receivable..........     4,951        (1,211)          (306)       (1,453)        936     2,917
                                  -------       -------       --------       -------      ------   -------
                                  $31,206       $34,341       $(35,382)      $(9,677)     $1,170   $21,658
                                  =======       =======       ========       =======      ======   =======

---------------

(A) Includes $39,000,000 for certain prior year cost report related items affected by the Allocation Investigations, as well as $1,007,000 for additional accounts receivable-patient reserves required on the 10 nursing facilities required to be disposed of as a result of the settlements of such investigations, and are included in the "Special charges related to settlements of federal government investigations."

 * Includes amounts classified in long-term other assets as well as current assets.

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS
                                (ITEM 14(a)(3))

EXHIBIT NUMBER
--------------
          3.1            -- Form of Restated Certificate of Incorporation of New
                            Beverly Holdings, Inc. (incorporated by reference to
                            Exhibit 3.1 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1997)
          3.2            -- Form of Certificate of Amendment of Certificate of
                            Incorporation of New Beverly Holdings Inc., changing its
                            name to Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.2 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
          3.3            -- By-Laws of Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.4 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on June 4, 1997
                            (File No. 333-28521))
          4.1            -- Indenture dated as of February 1, 1996 between Beverly
                            Enterprises, Inc. and Chemical Bank, as Trustee, with
                            respect to Beverly Enterprises, Inc.'s 9% Senior Notes
                            due February 15, 2006 (the "9% Indenture") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Annual Report on Form 10-K for the year ended
                            December 31, 1995)
          4.2            -- Form of Supplemental Indenture No. 2 to the 9% Indenture
                            dated as of November 19, 1997 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on September 8,
                            1997 (File No. 333-35137))
          4.3            -- Indenture dated as of April 1, 1993 (the "First Mortgage
                            Bond Indenture"), among Beverly Enterprises, Inc.,
                            Delaware Trust Company, as Corporate Trustee, and Richard
                            N. Smith, as Individual Trustee, with respect to First
                            Mortgage Bonds (incorporated by reference to Exhibit 4.1
                            to Beverly Enterprises, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1993)
          4.4            -- First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 3/4%
                            First Mortgage Bonds due 2008 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended March 31, 1993)
          4.5            -- Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8%
                            First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
                            Beverly Enterprises, Inc.'s Current Report on Form 8-K
                            dated July 15, 1993) (incorporated by reference to
                            Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
          4.6            -- Trust Indenture dated as of December 1, 1994 from Beverly
                            Funding Corporation, as Issuer, to Chemical Bank, as
                            Trustee (the "Chemical Indenture") (incorporated by
                            reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on February 13,
                            1995 (File No.33-57663))
          4.7            -- First Amendment and Restatement, dated as of June 1,
                            1999, of Trust Indenture, dated as of December 1, 1994,
                            from Beverly Funding Corporation, as Issuer, to The Chase
                            Manhattan Bank, as Trustee (incorporated by reference to
                            Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1999)

EXHIBIT NUMBER
--------------
          4.8            -- Series Supplement dated as of December 1, 1994 to the
                            Chemical Indenture (incorporated by reference to Exhibit
                            10.46 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
          4.9            -- Series Supplement, dated as of June 1, 1999, by and
                            between Beverly Funding Corporation and The Chase
                            Manhattan Bank ("1999-1 Series Supplement") (incorporated
                            by reference to Exhibit 10.3 to Beverly Enterprises,
                            Inc.'s Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999)
          4.10           -- First Amendment, dated as of July 14, 1999, to the 1999-1
                            Series Supplement (incorporated by reference to Exhibit
                            10.4 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1999)
                         In accordance with item 601(b)(4)(iii) of Regulation S-K,
                            certain instruments pertaining to Beverly Enterprises,
                            Inc.'s long-term obligations have not been filed; copies
                            thereof will be furnished to the Securities and Exchange
                            Commission upon request.
         10.1*           -- Beverly Enterprises, Inc. Annual Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to Beverly
                            Enterprises, Inc.'s Registration Statement on Form S-4
                            filed on February 13, 1995 (File No. 33-57663))
         10.2*           -- New Beverly Holdings, Inc. 1997 Long-Term Incentive Plan
                            (the "1997 LTIP") (incorporated by reference to Exhibit
                            4.1 to Beverly Enterprises, Inc.'s Registration Statement
                            on Form S-8 filed on December 8, 1997 (File No.
                            333-41669))
         10.3*           -- Amendment No. 1 to the 1997 LTIP dated as of December 3,
                            1997 (incorporated by reference to Exhibit 10.3 to
                            Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1997)
         10.4*           -- New Beverly Holdings, Inc. Non-Employee Directors' Stock
                            Option Plan (the "Directors' Option Plan") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Registration Statement on Form S-8 filed on
                            December 12, 1997 (File No. 333-42131))
         10.5*           -- Amendment No. 1 to the Directors' Option Plan dated as of
                            December 3, 1997 (incorporated by reference to Exhibit
                            10.5 to Beverly Enterprises, Inc.'s Annual Report on Form
                            10-K for the year ended December 31, 1997)
         10.6*           -- Executive Medical Reimbursement Plan (incorporated by
                            reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1987)
         10.7*           -- Amended and Restated Beverly Enterprises, Inc. Executive
                            Life Insurance Plan and Summary Plan Description (the
                            "Executive Life Plan") (incorporated by reference to
                            Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1993)
         10.8*           -- Amendment No. 1, effective September 29, 1994, to the
                            Executive Life Plan (incorporated by reference to Exhibit
                            10.10 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
         10.9*           -- Executive Physicals Policy (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
         10.10*          -- Amended and Restated Deferred Compensation Plan effective
                            July 18, 1991 (incorporated by reference to Exhibit 10.6
                            to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1991)

EXHIBIT NUMBER
--------------
         10.11*          -- Amendment No. 1, effective September 29, 1994, to the
                            Deferred Compensation Plan (incorporated by reference to
                            Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
         10.12*          -- Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1987)
         10.13*          -- Amendment No. 1, effective as of July 1, 1991, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1991)
         10.14*          -- Amendment No. 2, effective as of December 12, 1991, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1991)
         10.15*          -- Amendment No. 3, effective as of July 31, 1992, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1992)
         10.16*          -- Amendment No. 4, effective as of January 1, 1993, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.17*          -- Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.18*          -- Amendment No. 6, effective as of January 1, 1996, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.19*          -- Amendment No. 7, effective as of September 1, 1997, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.20*          -- Amendment No. 8, dated as of December 11, 1997, to the
                            Executive Retirement Plan, changing its name to the
                            "Executive SavingsPlus Plan" (incorporated by reference
                            to Exhibit 10.20 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.21*          -- Beverly Enterprises, Inc.'s Supplemental Executive
                            Retirement Plan effective as of January 1, 1998
                            (incorporated by reference to Exhibit 10.21 to Beverly
                            Enterprises, Inc.'s Annual Report on Form 10-K for the
                            year ended December 31, 1997)
         10.22*          -- Beverly Enterprises, Inc.'s Executive Deferred
                            Compensation Plan (incorporated by reference to Exhibit
                            4.1 to Beverly Enterprises, Inc.'s Registration Statement
                            on Form S-8 filed on December 5, 1997 (File No.
                            333-41673))
         10.23*          -- Amendment No. 1 to the Executive Deferred Compensation
                            Plan made as of December 11, 1997 (incorporated by
                            reference to Exhibit 10.23 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
         10.24*          -- Amendment No. 2 to the Executive Deferred Compensation
                            Plan made as of December 11, 1997 (incorporated by
                            reference to Exhibit 10.24 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)

EXHIBIT NUMBER
--------------
         10.25*          -- Beverly Enterprises, Inc. Non-Employee Director Deferred
                            Compensation Plan (the "Directors' Plan") (incorporated
                            by reference to Exhibit 10.1 to Beverly Enterprises,
                            Inc.'s Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1997)
         10.26*          -- Amendment No. 1, effective as of December 3, 1997, to the
                            Directors' Plan (incorporated by reference to Exhibit
                            10.26 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1997)
         10.27*          -- Beverly Enterprises, Inc.'s Supplemental Long-Term
                            Disability Plan (incorporated by reference to Exhibit
                            10.24 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1996)
         10.28*          -- Form of Indemnification Agreement between Beverly
                            Enterprises, Inc. and its officers, directors and certain
                            of its employees (incorporated by reference to Exhibit
                            19.14 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1987)
         10.29*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification
                            rights (incorporated by reference to Exhibit 19.5 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.30*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification
                            rights (incorporated by reference to Exhibit 19.6 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.31*          -- Agreement dated December 29, 1986 between Beverly
                            Enterprises, Inc. and Stephens Inc. (incorporated by
                            reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on January 18,
                            1990 (File No. 33-33052))
         10.32*          -- Employment Contract, made as of August 22, 1997, between
                            New Beverly Holdings, Inc. and David R. Banks
                            (incorporated by reference to Exhibit 10.17 to Amendment
                            No. 2 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-1 filed on September 22, 1997 (File
                            No. 333-28521))
         10.33*          -- Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its
                            officers (incorporated by reference to Exhibit 10.20 to
                            Amendment No. 2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on September 22,
                            1997 (File No. 333-28521))
         10.34*          -- Executive Stock Option Agreement, effective as of
                            February 19, 1998, between Beverly Enterprises, Inc. and
                            David R. Banks (incorporated by reference to Exhibit 10.1
                            to Beverly Enterprises, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1998)
         10.35           -- Master Lease Document -- General Terms and Conditions
                            dated December 30, 1985 for Leases between Beverly
                            California Corporation and various subsidiaries thereof
                            as lessees and Beverly Investment Properties, Inc. as
                            lessor (incorporated by reference to Exhibit 10.12 to
                            Beverly California Corporation's Annual Report on Form
                            10-K for the year ended December 31, 1985)

EXHIBIT NUMBER
--------------
         10.36           -- Agreement dated as of December 29, 1986 among Beverly
                            California Corporation, Beverly Enterprises -- Texas,
                            Inc., Stephens Inc. and Real Properties, Inc. (incor-
                            porated by reference to Exhibit 28 to Beverly California
                            Corporation's Current Report on Form 8-K dated December
                            30, 1986) and letter agreement dated as of July 31, 1987
                            among Beverly Enterprises, Inc., Beverly California
                            Corporation, Beverly Enterprises -- Texas, Inc. and
                            Stephens Inc. with reference thereto (incorporated by
                            reference to Exhibit 19.13 to Beverly Enterprises, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1987)
         10.37           -- Participation Agreement, dated as of August 28, 1998,
                            among Vantage Healthcare Corporation, Petersen Health
                            Care, Inc., Beverly Savana Cay Manor, Inc., Beverly
                            Enterprises -- Georgia, Inc., Beverly
                            Enterprises -- California, Inc., Beverly Health and
                            Rehabilitation Services, Inc., Beverly
                            Enterprises -- Arkansas, Inc., Beverly
                            Enterprises -- Florida, Inc. and Beverly
                            Enterprises -- Washington, Inc. as Lessees and Structural
                            Guarantors; Beverly Enterprises, Inc. as Representative,
                            Construction Agent and Parent Guarantor; Bank of Montreal
                            Global Capital Solutions, Inc. as Agent Lessor and
                            Lessor; The Long-Term Credit Bank of Japan, LTD., Los
                            Angeles Agency, Bank of America National Trust and
                            Savings Association and Bank of Montreal, as Lenders; The
                            Long-Term Credit Bank of Japan, LTD., Los Angeles Agency
                            as Arranger; and Bank of Montreal as Co-Arranger and
                            Syndication Agent and Administrative Agent for the
                            Lenders with respect to the Lease Financing of New
                            Headquarters for Beverly Enterprises, Inc., Assisted
                            Living and Nursing Facilities for Beverly Enterprises,
                            Inc. (incorporated by reference to Exhibit 10.37 to
                            Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1998)
         10.38           -- Master Amendment No. 1 to Amended and Restated
                            Participation Agreement and Amended and Restated Master
                            Lease and Open-End Mortgage, entered into as of September
                            30, 1999, among Beverly Enterprises, Inc. as
                            Representative, Construction Agent, Parent Guarantor and
                            Lessee; Bank of Montreal Global Capital Solutions, Inc.,
                            as Lessor and Agent Lessor; and Bank of Montreal, as
                            Administrative Agent, Arranger and Syndication Agent
                            (incorporated by reference to Exhibit 10.5 to Beverly
                            Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1999)
         10.39           -- Amended and Restated Credit Agreement, dated as of April
                            30, 1998, among Beverly Enterprises, Inc., the Banks
                            listed therein and Morgan Guaranty Trust Company of New
                            York, as Issuing Bank and Agent (incorporated by
                            reference to Exhibit 10.38 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1998)
         10.40           -- Amendment No. 1 to Amended and Restated Credit Agreement,
                            dated as of September 30, 1999, among Beverly
                            Enterprises, Inc., the Banks listed therein and Morgan
                            Guaranty Trust Company of New York, as Issuing Bank and
                            Agent (incorporated by reference to Exhibit 10.1 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1999)
         10.41           -- Master Services Agreement, dated as of September 18,
                            1997, by and between Alltel Information Services, Inc.
                            and Beverly Enterprises, Inc.
         10.42           -- Form of Irrevocable Trust Agreement for the Beverly
                            Enterprises, Inc. Executive Benefits Plan (incorporated
                            by reference to Exhibit 10.55 to Beverly Enterprises,
                            Inc.'s Registration Statement of Form S-4 filed on
                            February 13, 1995 (File No. 33-57663))

EXHIBIT NUMBER
--------------
         10.43           -- Corporate Integrity Agreement between the Office of
                            Inspector General of the Department of Health and Human
                            Services and Beverly Enterprises, Inc.
         10.44           -- Plea Agreement
         10.45           -- Addendum to Plea Agreement
         10.46           -- Settlement Agreement between the United States of
                            America, Beverly Enterprises, Inc. and Domenic Todarello
         10.47           -- Agreement Regarding the Operations of Beverly
                            Enterprises -- California, Inc.
         21.1            -- Subsidiaries of Registrant
         23.1            -- Consent of Ernst & Young LLP, Independent Auditors
         27.1            -- Financial Data Schedule for the year ended December 31,
                            1999

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

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant

Dated: March 29, 2000                       By:     /s/ DAVID R. BANKS
                                              ----------------------------------
                                                        David R. Banks
                                                 Chairman of the Board, Chief
                                                Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

                 /s/ DAVID R. BANKS                      Chairman of the Board,         March 29, 2000
-----------------------------------------------------      Chief Executive Officer
                   David R. Banks                          and Director

                /s/ SCOTT M. TABAKIN                     Executive Vice President       March 29, 2000
-----------------------------------------------------      and Chief Financial
                  Scott M. Tabakin                         Officer

                /s/ PAMELA H. DANIELS                    Senior Vice President,         March 29, 2000
-----------------------------------------------------      Controller and Chief
                  Pamela H. Daniels                        Accounting Officer

              /s/ BERYL F. ANTHONY, JR.                  Director                       March 29, 2000
-----------------------------------------------------
                Beryl F. Anthony, Jr.

                /s/ CAROLYNE K. DAVIS                    Director                       March 29, 2000
-----------------------------------------------------
                  Carolyne K. Davis

                 /s/ JAMES R. GREENE                     Director                       March 29, 2000
-----------------------------------------------------
                   James R. Greene

                /s/ EDITH E. HOLIDAY                     Director                       March 29, 2000
-----------------------------------------------------
                  Edith E. Holiday

                 /s/ JON E.M. JACOBY                     Director                       March 29, 2000
-----------------------------------------------------
                  Jon E. M. Jacoby

             /s/ RISA J. LAVIZZO-MOUREY                  Director                       March 29, 2000
-----------------------------------------------------
               Risa J. Lavizzo-Mourey

               /s/ MARILYN R. SEYMANN                    Director                       March 29, 2000
-----------------------------------------------------
                 Marilyn R. Seymann