Form 10-Q
period 2000-03-31
BEVERLY ENTERPRISES INC
filed 2000-05-15
CIK 1040441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT APRIL 28, 2000 -- 101,321,056

================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                                                        PAGE
                                                                                                                        ----

         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets.................................................          2
                         Condensed Consolidated Statements of Income...........................................          3
                         Condensed Consolidated Statements of Cash Flows.......................................          4
                         Notes to Condensed Consolidated Financial Statements..................................          5
         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...................................................          9

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................................         13
         Item 6.  Exhibits and Reports on Form 8-K.............................................................         14

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          2000              1999
                                                                                       -----------      -----------
                                                                                       (UNAUDITED)         (NOTE)

                                                         ASSETS
Current assets:
   Cash and cash equivalents .....................................................     $    20,185      $    24,652
   Accounts receivable - patient, less allowance for doubtful accounts:
      2000 - $62,507; 1999 - $64,398 .............................................         349,980          319,097
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
      2000 - $1,252; 1999 - $1,057 ...............................................          26,848           30,890
   Notes receivable, less allowance for doubtful notes:  2000 - $627 .............          20,274           16,930
   Operating supplies ............................................................          31,787           32,276
   Deferred income taxes .........................................................          53,209           54,932
   Prepaid expenses and other ....................................................          16,408           15,019
                                                                                       -----------      -----------
         Total current assets ....................................................         518,691          493,796
Property and equipment, net of accumulated depreciation and amortization:
   2000 - $757,469; 1999 - $743,337 ..............................................       1,099,289        1,110,065
Other assets:
   Goodwill, net .................................................................         229,281          229,639
   Other, less allowance for doubtful accounts and
    notes: 2000 - $5,188; 1999 - $5,970 ..........................................         145,534          149,380
                                                                                       -----------      -----------
         Total other assets ......................................................         374,815          379,019
                                                                                       -----------      -----------
                                                                                       $ 1,992,795      $ 1,982,880
                                                                                       ===========      ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................     $    94,534      $    93,168
   Accrued wages and related liabilities .........................................          89,186           92,514
   Accrued interest ..............................................................           9,465           14,138
   Other accrued liabilities .....................................................         114,257          154,182
   Current portion of long-term debt .............................................          72,599           34,052
                                                                                       -----------      -----------
         Total current liabilities ...............................................         380,041          388,054
Long-term debt ...................................................................         756,057          746,164
Deferred income taxes payable ....................................................          30,607           28,956
Other liabilities and deferred items .............................................         183,060          178,582
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000 ...............................              --               --
   Common stock, shares issued:  2000 - 110,382,356; 1999 - 110,382,356 ..........          11,038           11,038
   Additional paid-in capital ....................................................         875,455          875,637
   Accumulated deficit ...........................................................        (133,168)        (139,429)
   Accumulated other comprehensive income ........................................             762            1,061
   Treasury stock, at cost:  2000 - 9,061,300 shares; 1999 - 7,886,800 shares ....        (111,057)        (107,183)
                                                                                       -----------      -----------
         Total stockholders' equity ..............................................         643,030          641,124
                                                                                       -----------      -----------
                                                                                       $ 1,992,795      $ 1,982,880
                                                                                       ===========      ===========

NOTE: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    2000         1999
                                                                  --------     --------

 Net operating revenues .....................................     $646,102     $633,601
 Interest income ............................................          825        1,428
                                                                  --------     --------
       Total revenues .......................................      646,927      635,029

 Costs and expenses:
   Operating and administrative:
     Wages and related ......................................      389,716      387,130
     Provision for insurance and related items ..............       20,513       13,502
     Other ..................................................      181,646      178,904
   Interest .................................................       19,618       16,983
   Depreciation and amortization ............................       25,336       24,242
   Year 2000 remediation ....................................           --        2,986
   Investigation costs ......................................           --        1,905
                                                                  --------     --------
       Total costs and expenses .............................      636,829      625,652
                                                                  --------     --------

 Income before provision for income taxes ...................       10,098        9,377
 Provision for income taxes .................................        3,837        3,470
                                                                  --------     --------

 Net income .................................................     $  6,261     $  5,907
                                                                  ========     ========

 Net income per share of common stock:
   Basic and diluted:
     Net income per share of common stock ...................     $   0.06     $   0.06
                                                                  ========     ========

     Shares used to compute basic net income per share ......      102,281      102,480
                                                                  ========     ========

     Shares used to compute diluted net income per share ....      102,402      102,693
                                                                  ========     ========

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                   2000           1999
                                                                                                 ---------      ---------

Cash flows from operating activities:
   Net income ..............................................................................     $   6,261      $   5,907
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .........................................................        25,336         24,242
     Provision for reserves on patient, notes and other receivables, net ...................         5,564          5,155
     Amortization of deferred financing costs ..............................................           624            549
     Losses (gains) on dispositions of facilities and other assets, net ....................        (2,162)         1,957
     Deferred taxes ........................................................................         3,567          2,241
     Net increase (decrease) in insurance related accounts .................................         5,660           (831)
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
       Accounts receivable - patient .......................................................       (36,590)       (15,516)
       Operating supplies ..................................................................           503             32
       Prepaid expenses and other receivables ..............................................        (1,973)        (1,442)
       Accounts payable and other accrued expenses .........................................       (42,142)        (1,647)
       Income taxes payable ................................................................           (23)        24,786
       Other, net ..........................................................................          (858)        (1,078)
                                                                                                 ---------      ---------
         Total adjustments .................................................................       (42,494)        38,448
                                                                                                 ---------      ---------
         Net cash provided by (used for) operating activities ..............................       (36,233)        44,355
Cash flows from investing activities:
     Proceeds from dispositions of facilities and other assets .............................         9,926         38,835
     Payments for acquisitions, net of cash acquired .......................................        (1,263)        (3,521)
     Capital expenditures ..................................................................       (19,982)       (25,173)
     Collections on notes receivable .......................................................           294          8,905
     Other, net ............................................................................        (2,352)       (10,036)
                                                                                                 ---------      ---------
         Net cash provided by (used for) investing activities ..............................       (13,377)         9,010
Cash flows from financing activities:
     Revolver borrowings ...................................................................       539,000        403,000
     Repayments of Revolver borrowings .....................................................      (485,000)      (498,000)
     Proceeds from issuance of long-term debt ..............................................            --         65,000
     Repayments of long-term debt ..........................................................        (5,649)       (21,449)
     Purchase of common stock for treasury .................................................        (3,289)            --
     Proceeds from exercise of stock options ...............................................            --            129
     Deferred financing costs ..............................................................           (38)          (270)
     Proceeds from designated funds, net ...................................................           119             61
                                                                                                 ---------      ---------
         Net cash provided by (used for) financing activities ..............................        45,143        (51,529)
                                                                                                 ---------      ---------
Net increase (decrease) in cash and cash equivalents .......................................        (4,467)         1,836
Cash and cash equivalents at beginning of period ...........................................        24,652         17,278
                                                                                                 ---------      ---------
Cash and cash equivalents at end of period .................................................     $  20,185      $  19,114
                                                                                                 =========      =========

Supplemental schedule of cash flow information:
   Cash paid (received) during the period for:
     Interest, net of amounts capitalized ..................................................     $  23,667      $  19,441
     Income tax payments (refunds), net ....................................................           293        (23,557)

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (UNAUDITED)


     (1) The condensed consolidated financial statements have been prepared by the Company, without audit. In management's opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2000 and 1999 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for a full year. Unless otherwise stated, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

     Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements that affect: (1) the reported amounts of assets and liabilities at the date of the financial statements; and (2) the reported amounts of revenues and expenses during the reporting period. They also require management to make estimates and assumptions regarding any contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Approximately 74% and 71% of the Company's net operating revenues for the three months ended March 31, 2000 and 1999, respectively, were derived from funds under the Medicare and Medicaid programs. The Company accrues for revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. Retroactive adjustments are considered in the recognition of revenues on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to such audits, reviews and investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

     The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31 (in thousands):

                                                                          2000         1999
                                                                        --------     --------

NUMERATOR:
  Numerator for basic and diluted earnings per share from
    continuing operations .........................................     $  6,261     $  5,907
                                                                        ========     ========

DENOMINATOR:
  Denominator for basic earnings per share - weighted average
    shares ........................................................      102,281      102,480
  Effect of dilutive securities:
   Employee stock options .........................................          121          213
                                                                        --------     --------

  Denominator for diluted earnings per share - adjusted weighted
    average shares and assumed conversions ........................      102,402      102,693
                                                                        ========     ========

Basic and diluted earnings per share ..............................     $   0.06     $   0.06
                                                                        ========     ========

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2000

                                   (UNAUDITED)

     Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity not included in net income (loss). The components of comprehensive income, net of income taxes, consist of the following for the three months ended March 31 (in thousands):

                                                                     2000         1999
                                                                    -------      -------

Net income ....................................................     $ 6,261      $ 5,907
Net unrealized losses on available-for-sale securities,
  net of income taxes .........................................        (299)        (447)
                                                                    -------      -------
Comprehensive income ..........................................     $ 5,962      $ 5,460
                                                                    =======      =======

     Accumulated other comprehensive income, net of income taxes, is made up of net unrealized gains on available-for-sale securities of $762,000 and $1,061,000 at March 31, 2000 and December 31, 1999, respectively.

     (2) The provisions for income taxes for the three months ended March 31, 2000 and 1999 were based on estimated annual effective tax rates of 38% and 37%, respectively. The Company's estimated annual effective tax rates for 2000 and 1999 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. The provisions for income taxes consist of the following for the three months ended March 31 (in thousands):

                                                                           2000       1999
                                                                          ------     ------
Federal:
     Current.........................................................     $   88     $  792
     Deferred .......................................................      2,949      2,025

State:
     Current ........................................................        182        437
     Deferred .......................................................        618        216
                                                                          ------     ------
                                                                          $3,837     $3,470
                                                                          ======     ======

     (3) During the three months ended March 31, 2000, the Company purchased one nursing facility (140 beds) and certain other assets for cash of approximately $1,200,000 and closing and other costs of approximately $100,000. The acquisitions of such facility and other assets were accounted for as purchases. Also during such period, the Company sold or terminated the leases on four nursing facilities (465 beds) for cash proceeds of approximately $9,900,000. The Company did not operate three of these nursing facilities (297 beds) which were leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax gains, which were included in net operating revenues during the first quarter of 2000, of approximately $2,200,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     (4) During the three months ended March 31, 2000, the Company repurchased approximately 1,200,000 shares of its outstanding Common Stock under a stock repurchase program at a cost of approximately $3,900,000 (approximately $600,000 of which was paid in April 2000). The repurchases were financed primarily through borrowings under the Company's Revolver/Letter of Credit Facility. Had the Company repurchased these additional shares prior to January 1, 2000, the impact on the Company's results of operations for the three months ended March 31, 2000 would have been immaterial.

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2000

                                   (UNAUDITED)


     (5) On February 3, 2000, the Company entered into a series of separate agreements with the U.S. Department of Justice and the Office of Inspector General (the "OIG") of the Department of Health and Human Services, which settled the federal government's investigations of the Company relating to its allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations").

     The agreements consist of: (1) a Plea Agreement; (2) a Civil Settlement Agreement; (3) a Corporate Integrity Agreement; and (4) an agreement concerning the disposition of 10 nursing facilities. Under the Plea Agreement, a subsidiary of the Company pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare and paid a criminal fine of $5,000,000 during the first quarter of 2000. The Company expects to dispose of these 10 nursing facilities during the third quarter of 2000.

     Under the separate Civil Settlement Agreement, the Company paid the federal government $25,000,000 during the first quarter of 2000 and will reimburse the federal government $145,000,000 through withholdings from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. The Company's cash flow was negatively impacted by approximately $2,800,000 during the first quarter of 2000, and it is anticipated that cash flows from operations will decline approximately $18,100,000 per year as a result of the reduction in Medicare periodic interim payments. In addition, the Company agreed to resubmit certain Medicare filings to reflect reduced labor costs.

     The Company also entered into a Corporate Integrity Agreement with the OIG, which requires the Company to monitor on an ongoing basis its compliance with the requirements of the federal healthcare programs. Such agreement addresses the Company's obligations to ensure that it complies with the requirements for participation in the federal healthcare programs, and includes the Company's functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of its officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

     In addition, since July 29, 1999, eight derivative lawsuits have been filed in the federal and state courts of Arkansas, California and Delaware (collectively, the "Derivative Actions"). The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. Some actions also name as defendants certain of the Company's officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2000

                                   (UNAUDITED)


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

     (6) Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

     The following table summarizes certain information for each of the Company's operating segments (in thousands):

                                                      BEVERLY
                                       BEVERLY         CARE
                                      HEALTHCARE      ALLIANCE     ALL OTHER (1)      TOTALS
                                      ----------     ----------    -------------    ----------

Three months ended March 31, 2000

Revenues from external customers...   $  593,363     $   50,937     $    1,802      $  646,102
Intercompany revenues .............           --         35,505          2,880          38,385
Interest income ...................           47             30            748             825
Interest expense ..................        6,883             85         12,650          19,618
Depreciation and amortization .....       19,897          3,696          1,743          25,336
Pre-tax income (loss) .............       22,404          4,151        (16,457)         10,098
Total assets ......................    1,524,956        324,984        142,855       1,992,795
Capital expenditures ..............       15,196          2,183          2,603          19,982

Three months ended March 31, 1999

Revenues from external customers...   $  568,193     $   64,571     $      837      $  633,601
Intercompany revenues .............           --         35,977          2,677          38,654
Interest income ...................           71             15          1,342           1,428
Interest expense ..................        6,612            107         10,264          16,983
Depreciation and amortization .....       19,741          3,051          1,450          24,242
Pre-tax income (loss) .............       30,193          2,268        (23,084)          9,377
Total assets ......................    1,572,924        323,946        213,572       2,110,442
Capital expenditures ..............       18,646          3,565          2,962          25,173

------------------

(1) All Other consists of the operations of the Company's corporate headquarters and related overhead, as well as certain non-operating revenues and expenses and unusual items.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 2000

                                   (UNAUDITED)

     GENERAL

     FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations and cash flows, continued performance improvements, ability to service and refinance its debt obligations, ability to finance growth opportunities, ability to respond to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements.

     Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

(1) national and local economic conditions, including their effect on the availability and cost of labor and materials;

(2) the effect of government regulations and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations;

(3)  changes in Medicare and Medicaid payment levels and methodologies;

(4) liabilities and other claims asserted against the Company, including patient care liabilities, as well as the resolution of the Class Action and Derivative Lawsuits (see "Part II, Item 1. Legal Proceedings");

(5)  the ability to attract and retain qualified personnel;

(6) the availability and terms of capital to fund acquisitions and capital improvements;

(7)  the competitive environment in which the Company operates;

(8)  the ability to maintain and increase census levels; and

(9)  demographic changes.

     Investors should also refer to Item 1. Business - Governmental Regulation and Reimbursement, - Competition and - Employees in the Company's 1999 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and various risk factors inherent in them. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them.

     GOVERNMENTAL REGULATION AND REIMBURSEMENT

     On April 10, 2000, the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") published a proposed rule, which sets forth updates to the payment rates used under the Medicare prospective payment system ("PPS") for skilled nursing facilities effective October 1, 2000. The proposed rule would change the skilled nursing facility PPS case-mix methodology. It discusses options for refinements to the Resource Utilization Grouping-III ("RUG-III") system. Adoption of these refinements would add additional groups to the case-mix system, substantially increasing its complexity. The proposed rule solicits comments from all interested parties over the next 60 days, with a final rule expected to be issued before August 1, 2000. The Company is currently analyzing the impact of this proposed rule. Although such analysis is not yet complete, it is anticipated that the proposed new rule, as currently contemplated, will have an adverse effect on the Company's consolidated financial position, results of operations and cash flows.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2000

                                   (UNAUDITED)


OPERATING RESULTS

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     RESULTS OF OPERATIONS

     Net income for the first quarter of 2000 was $6,261,000, compared to net income of $5,907,000 for the same period in 1999. Income before provision for income taxes for the first quarter of 2000 was $10,098,000, compared to $9,377,000 for the same period in 1999. The Company had estimated annual effective tax rates of 38% and 37% for the quarters ended March 31, 2000 and 1999, respectively. The Company's estimated annual effective tax rates for 2000 and 1999 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits.

     NET OPERATING REVENUES

     The Company reported net operating revenues of $646,102,000 during the first quarter of 2000 compared to $633,601,000 for the same period in 1999. Approximately 92% and 90% of the Company's total net operating revenues for the quarters ended March 31, 2000 and 1999, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The increase in net operating revenues of approximately $12,500,000 for the first quarter of 2000, as compared to the same period in 1999, consists of the following: an increase of approximately $10,900,000 due to acquisitions; an increase of approximately $8,400,000 due to facilities which the Company operated during each of the quarters ended March 31, 2000 and 1999 ("same facility operations"); partially offset by a decrease of approximately $6,800,000 due to dispositions.

     The increase in net operating revenues of approximately $10,900,000 for the first quarter of 2000, as compared to the same period in 1999, resulting from acquisitions which occurred during the three months ended March 31, 2000 and the year ended December 31, 1999 are as follows. During the three months ended March 31, 2000, the Company purchased one nursing facility (140 beds) and certain other assets. During 1999, the Company purchased three outpatient therapy clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets. The acquisitions of these facilities and other assets were accounted for as purchases. The operations of the acquired facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

     The increase in net operating revenues of approximately $8,400,000 from same facility operations for the first quarter of 2000, as compared to the same period in 1999, was due to the following: approximately $19,300,000 primarily due to an increase in Medicaid and private rates; approximately $6,300,000 due to one additional calendar day during the first quarter of 2000, as compared to the same period in 1999; and approximately $4,700,000 due to a positive shift in the Company's patient mix; partially offset by a decrease of approximately $9,200,000 due to lower revenues from home care and outpatient rehabilitation services; approximately $7,500,000 decrease due to a decline in same facility occupancy to 87.6% for the first quarter of 2000, as compared to 88.1% for the same period in 1999; approximately $3,100,000 decrease due to Medicare rates; and approximately $2,100,000 decrease due to various other items. The Company's Medicare, private and Medicaid census for same facility operations was 10%, 19% and 70%, respectively, for the first quarter of 2000, as compared to 9%, 20% and 70%, respectively, for the same period in 1999.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2000

                                   (UNAUDITED)


     The decrease in net operating revenues of approximately $6,800,000 for the first quarter of 2000, as compared to the same period in 1999, resulting from dispositions that occurred during the three months ended March 31, 2000 and the year ended December 31, 1999 are as follows. During the three months ended March 31, 2000, the Company sold or terminated the leases on four nursing facilities (465 beds). The Company did not operate three of these nursing facilities (297 beds) which were leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax gains, which were included in net operating revenues during the three months ended March 31, 2000, of approximately $2,200,000 as a result of these dispositions. During 1999, the Company sold or terminated the leases on 12 nursing facilities (1,291 beds), one assisted living center (10 units), 17 home care centers and certain other assets. The Company did not operate two of these nursing facilities (166 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax losses, which were included in net operating revenues during the year ended December 31, 1999, of approximately $4,000,000 as a result of these dispositions. The operations of the disposed facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

     OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $591,875,000 during the first quarter of 2000 compared to $579,536,000 for the same period in 1999. The increase of approximately $12,300,000 consists of the following: an increase of approximately $12,700,000 due to same facility operations; an increase of approximately $11,100,000 due to acquisitions; partially offset by a decrease of approximately $11,500,000 due to dispositions. (See "Net Operating Revenues" for a discussion of acquisitions and dispositions).

     The increase in operating and administrative expenses of approximately $12,700,000 from same facility operations for the first quarter of 2000, as compared to the same period in 1999, was due to the following: approximately $7,000,000 due to increases in patient care and other claims; approximately $4,800,000 due to an increase in wages and related expenses primarily due to increased use of registry personnel; and approximately $3,000,000 due to an increase in contracted services; partially offset by approximately $2,100,000 decrease due to various other items. The Company's weighted average wage rate and use of registry personnel increased for the first quarter of 2000, as compared to the same period in 1999, both of which emphasize the increased difficulties many of the Company's nursing facilities are having attracting nursing aides, assistants and other personnel. The Company is addressing this challenge through several recruiting and retention programs and training initiatives. No assurance can be given that these programs and training initiatives will in fact improve or stabilize the Company's ability to attract these nursing and related personnel.

     General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and unpredictable. The Company and most of its competitors are experiencing substantial increases in both the number of claims and lawsuits, as well as the size of the typical claim and lawsuit. This phenomenon is most evident in the state of Florida, where well-intended patient rights' statutes tend to be exploited by plaintiffs' attorneys, since the statutes allow for actual damages, punitive damages and plaintiff attorney fees to be included in any proven violation. The Company is taking an active role in lobbying efforts to reform tort laws in the state of Florida. There is significant media and legislative attention currently being placed on these issues, and the Company is hopeful that there will be certain reforms made in the current statutes. However, there can be no assurances that legislative changes will be made, or that any such changes will have a positive impact on the current trend.

     INTEREST EXPENSE, NET

     Interest income decreased to $825,000 for the first quarter of 2000, as compared to $1,428,000 for the same period in 1999 primarily due to the payoff of various notes receivable during 1999. Interest expense increased to $19,618,000 for the first quarter of 2000, as compared to $16,983,000 for the same period in 1999 primarily due to imputed interest on the civil settlement of approximately $2,300,000.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2000

                                   (UNAUDITED)


     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $25,336,000 for the first quarter of 2000, as compared to $24,242,000 for the same period in 1999. Such increase was affected by the following: approximately $1,400,000 increase due to capital additions and improvements, as well as acquisitions; partially offset by a decrease of approximately $300,000 due to dispositions of, or lease terminations on, certain facilities.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had approximately $20,200,000 in cash and cash equivalents, approximately $138,700,000 of net working capital and approximately $165,500,000 of unused commitments under its Revolver/Letter of Credit Facility.

     Net cash used for operating activities for the first quarter of 2000 was approximately $36,200,000. Such amount reflects the $30,000,000 in payments to the federal government for the civil and criminal settlements (see "Part II.
Item 1. Legal Proceedings"), as well as an increase in the Company's patient accounts receivable during the first quarter of 2000. Net cash used for investing activities and net cash provided by financing activities were approximately $13,400,000 and $45,100,000, respectively, for the first quarter of 2000. The Company received net cash proceeds of approximately $9,900,000 from the dispositions of facilities and other assets. Such net cash proceeds, along with net borrowings under the Revolver/Letter of Credit Facility of approximately $54,000,000, cash generated from operations and cash on hand, were used to fund capital expenditures totaling approximately $20,000,000, to repay approximately $5,600,000 of long-term debt, and to repurchase shares of Common Stock for approximately $3,300,000.

     At March 31, 2000, the Company leased 11 nursing facilities, one assisted living center and its corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the creditor. The Company has the option to purchase the facilities at the end of the initial lease terms at fair market value. Such financing arrangement was entered into for the construction of these facilities and had an original commitment of $125,000,000. In April 2000, the agreement covering this financing arrangement was amended whereby availability under the original commitment was reduced to $113,500,000, which equaled the total construction advances made as of the date of the amended agreement.

     The Company currently anticipates that cash flows from operations and borrowings under its banking arrangements will be adequate to repay its debts due within one year of approximately $72,600,000, to make normal recurring capital additions and improvements of approximately $96,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending March 31, 2001. If cash flows from operations or availability under existing banking arrangements fall below expectations, the Company may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                                 MARCH 31, 2000

                                   (UNAUDITED)


     ITEM 1. LEGAL PROCEEDINGS

     On February 3, 2000, the Company entered into a series of separate agreements with the U.S. Department of Justice and the Office of Inspector General (the "OIG") of the Department of Health and Human Services, which settled the federal government's investigations of the Company relating to its allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations").

     The agreements consist of: (1) a Plea Agreement; (2) a Civil Settlement Agreement; (3) a Corporate Integrity Agreement; and (4) an agreement concerning the disposition of 10 nursing facilities. Under the Plea Agreement, a subsidiary of the Company pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare and paid a criminal fine of $5,000,000 during the first quarter of 2000. The Company expects to dispose of these 10 nursing facilities during the third quarter of 2000.

     Under the separate Civil Settlement Agreement, the Company paid the federal government $25,000,000 during the first quarter of 2000 and will reimburse the federal government $145,000,000 through withholdings from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. Such installments began during the first quarter of 2000. In addition, the Company agreed to resubmit certain Medicare filings to reflect reduced labor costs.

     The Company also entered into a Corporate Integrity Agreement with the OIG, which requires the Company to monitor on an ongoing basis its compliance with the requirements of the federal healthcare programs. Such agreement addresses the Company's obligations to ensure that it complies with the requirements for participation in the federal healthcare programs, and includes the Company's functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of its officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

     In addition, since July 29, 1999, eight derivative lawsuits have been filed in the federal and state courts of Arkansas, California and Delaware (collectively, the "Derivative Actions"). Norman M. Lyons v. David R. Banks, et al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999 and the parties filed an Agreed Motion to Stay the proceedings on January 17, 2000; Alfred Badger, Jr.
v. David R. Banks, et al., Case No. OT99-4353, was filed in the Chancery Court of Pulaski County, Arkansas (1st Division) on or about August 17, 1999 and voluntarily dismissed on November 30, 1999. On November 1, 1999, the defendants filed a motion to dismiss the Lyons and Badger actions. James L. Laurita v. David R. Banks, et al., Case No. 17348NC,

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                          OTHER INFORMATION (CONTINUED)

                                 MARCH 31, 2000

                                   (UNAUDITED)


was filed in the Delaware Chancery Court on or about August 2, 1999; Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999; Alan Friedman v. David R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999. The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and Friedman actions. Elles Trading Company v. David R. Banks, et al., was filed in the Superior Court for San Francisco County, California on or about August 4, 1999, and the plaintiffs filed a notice of voluntary dismissal on February 3, 2000. Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999. Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999. The Kushner and Richardson actions were ordered to be consolidated as In Re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, Plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants' answer is due June 27, 2000. The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. The Badger and Lyons actions also name as defendants certain of the Company's officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. The Lyons, Badger and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations, and the Richardson action also claims unjust enrichment. Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

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

ITEM 6(a). EXHIBITS

  EXHIBIT
  NUMBER                              DESCRIPTION

    27.1      Financial Data Schedule for the three months ended March 31, 2000

ITEM 6(b). REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BEVERLY ENTERPRISES, INC.
                                       Registrant


Dated:  May 15, 2000                   By:      /s/ PAMELA H. DANIELS
                                           -------------------------------------
                                                    Pamela H. Daniels
                                           Senior Vice President, Controller
                                             and Chief Accounting Officer

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                              DESCRIPTION
  ------                              -----------

    27.1      Financial Data Schedule for the three months ended March 31, 2000