Form 10-Q
period 2000-06-30
BEVERLY ENTERPRISES INC
filed 2000-08-02
CIK 1040441

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______


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

      ONE THOUSAND BEVERLY WAY
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

        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT JULY 31, 2000 -- 101,321,056


================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                            PAGE
         Item 1.  Financial Statements (Unaudited)
                     Condensed Consolidated Balance Sheets..............................      2
                     Condensed Consolidated Statements of Operations....................      3
                     Condensed Consolidated Statements of Cash Flows....................      4
                     Notes to Condensed Consolidated Financial Statements...............      5
         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................................     10

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................................     16
         Item 4.  Submission of Matters to a Vote of Security Holders...................     18
         Item 5.  Other Information ....................................................     18
         Item 6.  Exhibits and Reports on Form 8-K......................................     18

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                            JUNE 30,       DECEMBER 31,
                                                                                              2000             1999
                                                                                          -----------      -----------
                                                                                          (UNAUDITED)        (NOTE)
                                     ASSETS
Current assets:
   Cash and cash equivalents ........................................................     $    16,645      $    24,652
   Accounts receivable - patient, less allowance for doubtful accounts:
      2000 - $70,641; 1999 - $64,398 ................................................         342,496          319,097
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
      2000 - $1,391; 1999 - $1,057 ..................................................          25,387           30,890
   Notes receivable, less allowance for doubtful notes:  2000 - $627 ................          14,193           16,930
   Operating supplies ...............................................................          31,094           32,276
   Deferred income taxes ............................................................          51,255           54,932
   Prepaid expenses and other .......................................................          15,774           15,019
                                                                                          -----------      -----------
         Total current assets .......................................................         496,844          493,796
Property and equipment, net of accumulated depreciation and amortization:
   2000 - $775,265; 1999 - $743,337 .................................................       1,091,522        1,110,065
Other assets:
   Goodwill, net ....................................................................         230,715          229,639
   Other, less allowance for doubtful accounts and notes:
      2000 - $3,711; 1999 - $5,970 ..................................................         147,699          149,380
                                                                                          -----------      -----------
         Total other assets .........................................................         378,414          379,019
                                                                                          -----------      -----------
                                                                                          $ 1,966,780      $ 1,982,880
                                                                                          ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .................................................................     $    82,519      $    93,168
   Accrued wages and related liabilities ............................................          83,407           92,514
   Accrued interest .................................................................          15,322           14,138
   Other accrued liabilities ........................................................         108,561          154,182
   Current portion of long-term debt ................................................          61,470           34,052
                                                                                          -----------      -----------
         Total current liabilities ..................................................         351,279          388,054
Long-term debt ......................................................................         754,781          746,164
Deferred income taxes payable .......................................................          33,043           28,956
Other liabilities and deferred items ................................................         175,573          178,582
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000 ..................................              --               --
   Common stock, shares issued:  2000 - 110,382,356; 1999 - 110,382,356 .............          11,038           11,038
   Additional paid-in capital .......................................................         875,505          875,637
   Accumulated deficit ..............................................................        (124,646)        (139,429)
   Accumulated other comprehensive income ...........................................           1,264            1,061
   Treasury stock, at cost:  2000 - 9,061,300 shares; 1999 - 7,886,800 shares .......        (111,057)        (107,183)
                                                                                          -----------      -----------
         Total stockholders' equity .................................................         652,104          641,124
                                                                                          -----------      -----------
                                                                                          $ 1,966,780      $ 1,982,880
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

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                             ---------------------------      ---------------------------
                                                                 2000            1999             2000           1999
                                                             -----------     -----------      -----------     -----------
Net operating revenues .................................     $   655,239     $   632,751      $ 1,301,341     $ 1,266,352
Interest income ........................................             649             927            1,474           2,355
                                                             -----------     -----------      -----------     -----------
          Total revenues ...............................         655,888         633,678        1,302,815       1,268,707

Costs and expenses:
    Operating and administrative:
       Wages and related ...............................         393,841         383,446          783,557         770,576
       Provision for insurance and related items .......          14,648          13,850           35,161          27,352
       Other ...........................................         188,707         173,833          370,353         352,737
    Interest ...........................................          20,313          17,045           39,931          34,028
    Depreciation and amortization ......................          25,378          24,600           50,714          48,842
    Special charges related to settlements of federal
      government investigations ........................              --         200,542               --         202,447
    Year 2000 remediation ..............................              --           4,263               --           7,249
                                                             -----------     -----------      -----------     -----------
          Total costs and expenses .....................         642,887         817,579        1,279,716       1,443,231
                                                             -----------     -----------      -----------     -----------

Income (loss) before provision for (benefit from) income
    taxes ..............................................          13,001        (183,901)          23,099        (174,524)
Provision for (benefit from) income taxes ..............           4,479         (68,044)           8,316         (64,574)
                                                             -----------     -----------      -----------     -----------

Net income (loss) ......................................     $     8,522     $  (115,857)     $    14,783     $  (109,950)
                                                             ===========     ===========      ===========     ===========

Income (loss) per share of common stock:
    Basic and diluted:
       Net income (loss) per share of common stock .....     $      0.08     $     (1.13)     $      0.15     $     (1.07)
                                                             ===========     ===========      ===========     ===========

       Shares used to compute basic net income (loss)
          per share ....................................         101,321         102,494          101,801         102,487
                                                             ===========     ===========      ===========     ===========

       Shares used to compute diluted net income (loss)
          per share ....................................         101,323         102,494          101,863         102,487
                                                             ===========     ===========      ===========     ===========


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                  2000          1999
                                                                                               ---------      ---------
Cash flows from operating activities:
   Net income (loss) .....................................................................     $  14,783      $(109,950)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization .......................................................        50,714         48,842
     Provision for reserves on patient, notes and other receivables, net .................        20,360         11,176
     Amortization of deferred financing costs ............................................         1,281          1,066
     Special charges related to settlements of federal government investigations .........            --        202,447
     Losses (gains) on dispositions of facilities and other assets, net ..................        (2,354)         2,563
     Deferred taxes ......................................................................         7,623        (66,929)
     Net increase in insurance related accounts ..........................................         1,962          3,086
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
       Accounts receivable - patient .....................................................       (45,504)       (28,178)
       Operating supplies ................................................................           938           (388)
       Prepaid expenses and other receivables ............................................        (1,979)           953
       Accounts payable and other accrued expenses .......................................       (54,627)        (7,049)
       Income taxes payable ..............................................................          (708)        23,745
       Other, net ........................................................................        (3,594)        (5,696)
                                                                                               ---------      ---------
         Total adjustments ...............................................................       (25,888)       185,638
                                                                                               ---------      ---------
         Net cash provided by (used for) operating activities ............................       (11,105)        75,688
Cash flows from investing activities:
     Proceeds from dispositions of facilities and other assets ...........................        10,206         39,308
     Payments for acquisitions, net of cash acquired .....................................        (1,619)        (4,160)
     Capital expenditures ................................................................       (40,763)       (51,439)
     Collections on notes receivable .....................................................         5,589         10,982
     Other, net ..........................................................................        (2,341)       (13,807)
                                                                                               ---------      ---------
          Net cash used for investing activities .........................................       (28,928)       (19,116)
Cash flows from financing activities:
     Revolver borrowings .................................................................       873,000        678,000
     Repayments of Revolver borrowings ...................................................      (814,000)      (799,000)
     Proceeds from issuance of long-term debt ............................................            --        125,820
     Repayments of long-term debt ........................................................       (23,140)       (69,315)
     Purchase of common stock for treasury ...............................................        (3,874)            --
     Proceeds from exercise of stock options .............................................            --            129
     Deferred financing costs ............................................................          (132)        (1,293)
     Proceeds from designated funds, net .................................................           172            (22)
                                                                                               ---------      ---------
         Net cash provided by (used for) financing activities ............................        32,026        (65,681)
                                                                                               ---------      ---------
Net decrease in cash and cash equivalents ................................................        (8,007)        (9,109)
Cash and cash equivalents at beginning of period .........................................        24,652         17,278
                                                                                               ---------      ---------
Cash and cash equivalents at end of period ...............................................     $  16,645      $   8,169
                                                                                               =========      =========

Supplemental schedule of cash flow information:
    Cash paid (received) during the period for:
     Interest, net of amounts capitalized ................................................     $  37,466      $  31,753
     Income tax payments (refunds), net ..................................................         1,401        (21,390)


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)


     (1) The condensed consolidated financial statements have been prepared by the Company, without audit. In management's opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results for a full year. Unless otherwise stated, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

     Approximately 74% and 71% of the Company's net operating revenues for the six months ended June 30, 2000 and 1999, respectively, were derived from funds under the Medicare and Medicaid programs. The Company accrues for revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. Retroactive adjustments are considered in the recognition of revenues on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

     The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30 (in thousands):

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                                --------------------------      -----------------------
                                                                   2000           1999             2000          1999
                                                                ---------     ------------      ---------     ---------
NUMERATOR:
   Numerator for basic and diluted income (loss) per share
     from continuing operations ...........................     $   8,522     $   (115,857)     $  14,783     $(109,950)
                                                                =========     ============      =========     =========

DENOMINATOR:
   Denominator for basic income (loss) per share - weighted
     average shares .......................................       101,321          102,494        101,801       102,487
   Effect of dilutive securities:
     Employee stock options ...............................             2               --             62            --
                                                                ---------     ------------      ---------     ---------

   Denominator for diluted income (loss) per share -
     weighted average shares and assumed conversions ......       101,323          102,494        101,863       102,487
                                                                =========     ============      =========     =========
   Basic and diluted income (loss) per share ..............     $    0.08     $      (1.13)     $    0.15     $   (1.07)
                                                                =========     ============      =========     =========

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 2000

                                   (UNAUDITED)


     Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three-month and six-month periods ended June 30 (in thousands):

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                        -----------------------      -----------------------
                                                          2000           1999           2000          1999
                                                        ---------     ---------      ---------     ---------
Net income (loss) .................................     $   8,522     $(115,857)     $  14,783     $(109,950)
Net unrealized gains (losses) on available-for-sale
  securities, net of income taxes .................           502           399            203           (48)
                                                        ---------     ---------      ---------     ---------
Comprehensive income (loss) .......................     $   9,024     $(115,458)     $  14,986     $(109,998)
                                                        =========     =========      =========     =========


     Accumulated other comprehensive income, net of income taxes, is comprised of net unrealized gains on available-for-sale securities of $1,264,000 and $1,061,000 at June 30, 2000 and December 31, 1999, respectively.

     (2) The provision for (benefit from) income taxes for the three-month and six-month periods ended June 30, 2000 and 1999 were based on estimated annual effective tax rates of 36% and 37%, respectively. The Company's estimated annual effective tax rates for 2000 and 1999 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. The Company's net deferred tax assets at June 30, 2000 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe that a deferred tax valuation allowance is necessary at June 30, 2000. The provision for (benefit from) income taxes consists of the following for the three-month and six-month periods ended June 30 (in thousands):

                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                JUNE 30,                    JUNE 30,
                         ----------------------      ----------------------
                           2000          1999          2000          1999
                         --------      --------      --------      --------
Federal:
    Current ........     $    128      $   (792)     $    216      $     --
    Deferred .......        3,337       (61,237)        6,286       (59,212)
State:
    Current ........          295         1,918           477         2,355
    Deferred .......          719        (7,933)        1,337        (7,717)
                         --------      --------      --------      --------
                         $  4,479      $(68,044)     $  8,316      $(64,574)
                         ========      ========      ========      ========

     (3) During the six months ended June 30, 2000, the Company acquired seven nursing facilities (1,210 beds) and certain other assets for cash of approximately $1,400,000, closing and other costs of approximately $1,500,000 and write-off of notes receivable of approximately $900,000. The acquisitions of such facilities and other assets were accounted for as purchases. Also during such period, the Company sold, closed or terminated the leases on 19 nursing facilities (1,826 beds) and certain other assets for cash proceeds of approximately $10,100,000. The Company did not operate three of these nursing facilities (297 beds) which were leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax gains, which were included in net operating revenues during the six months ended June 30, 2000, of approximately $2,400,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     (4) During the six months ended June 30, 2000, the Company repurchased approximately 1,200,000 shares of its outstanding Common Stock under a stock repurchase program at a cost of approximately $3,900,000. The repurchases were financed primarily through borrowings under the Company's Revolver/Letter of Credit Facility. Had the Company repurchased these additional shares prior to January 1, 2000, the impact on the Company's results of operations for the three-month and six-month periods ended June 30, 2000 would have been immaterial.

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 2000

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

     The agreements consist of: (1) a Plea Agreement; (2) a Civil Settlement Agreement; (3) a Corporate Integrity Agreement; and (4) an agreement concerning the disposition of 10 nursing facilities. Under the Plea Agreement, a subsidiary of the Company pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare and paid a criminal fine of $5,000,000 during the first quarter of 2000. The Company disposed of one of these nursing facilities during the second quarter of 2000 and expects to dispose of the remainder by year-end.

     Under the separate Civil Settlement Agreement, the Company paid the federal government $25,000,000 during the first quarter of 2000 and will reimburse the federal government $145,000,000 through withholdings from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. The Company's cash flow was negatively impacted by approximately $7,700,000 during the six months ended June 30, 2000, and it is anticipated that cash flows from operations will decline approximately $18,100,000 per year as a result of the reduction in Medicare periodic interim payments. In addition, the Company agreed to resubmit certain Medicare filings to reflect reduced labor costs.

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

                                  JUNE 30, 2000

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

     The following table summarizes certain information for each of the Company's operating segments (in thousands):

                                                               BEVERLY
                                               BEVERLY          CARE
                                             HEALTHCARE        ALLIANCE      ALL OTHER(1)         TOTALS
                                             ----------        --------      ------------         ------
Three  months ended June 30, 2000

 Revenues from external customers ......     $   601,750     $    51,615     $     1,874      $   655,239
 Intercompany revenues .................              --          33,641           3,015           36,656
 Interest income .......................              51              31             567              649
 Interest expense ......................           6,765              72          13,476           20,313
 Depreciation and amortization .........          19,874           3,971           1,533           25,378
 Pre-tax income (loss) .................          20,191           2,015          (9,205)          13,001
 Total assets ..........................       1,514,683         325,954         126,143        1,966,780
 Capital expenditures ..................          16,581           2,381           1,819           20,781

Three months ended June 30, 1999

 Revenues from external customers ......     $   567,092     $    64,638     $     1,021      $   632,751
 Intercompany revenues .................              --          34,951           2,939           37,890
 Interest income .......................              37              15             875              927
 Interest expense ......................           6,701             120          10,224           17,045
 Depreciation and amortization .........          19,742           3,354           1,504           24,600
 Pre-tax income (loss) .................          27,874           9,701        (221,476)        (183,901)
 Total assets ..........................       1,532,574         326,242         131,998        1,990,814
 Capital expenditures ..................          20,855           2,717           2,694           26,266

Six  months ended June 30, 2000

 Revenues from external customers ......     $ 1,195,113     $   102,552     $     3,676      $ 1,301,341
 Intercompany revenues .................              --          69,146           5,895           75,041
 Interest income .......................              98              61           1,315            1,474
 Interest expense ......................          13,648             157          26,126           39,931
 Depreciation and amortization .........          39,771           7,667           3,276           50,714
 Pre-tax income (loss) .................          42,595           6,166         (25,662)          23,099
 Total assets ..........................       1,514,683         325,954         126,143        1,966,780
 Capital expenditures ..................          31,777           4,564           4,422           40,763

Six months ended June 30, 1999

 Revenues from external customers ......     $ 1,135,285     $   129,209     $     1,858      $ 1,266,352
 Intercompany revenues .................              --          70,928           5,616           76,544
 Interest income .......................             108              30           2,217            2,355
 Interest expense ......................          13,313             227          20,488           34,028
 Depreciation and amortization .........          39,483           6,405           2,954           48,842
 Pre-tax income (loss) .................          58,067          11,969        (244,560)        (174,524)
 Total assets ..........................       1,532,574         326,242         131,998        1,990,814
 Capital expenditures ..................          39,501           6,282           5,656           51,439

----------
(1) All Other consists of the operations of the Company's corporate headquarters and related overhead, as well as certain non-operating revenues and expenses and unusual items.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  JUNE 30, 2000

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

          (3) changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

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

GOVERNMENTAL REGULATION AND REIMBURSEMENT

     On April 10, 2000, the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") published a proposed rule, which set forth updates to the payment rates used under the Medicare prospective payment system ("PPS") for skilled nursing facilities to be effective October 1, 2000. After a 60-day comment period, and further research into the anticipated effects of the proposed changes, on July 31, 2000, HCFA issued a final rule. Such final rule indefinitely postpones any refinements to the Resource Utilization Grouping-III ("RUG-III") system, and provides for the continuance of Medicare payment relief set forth in the Balanced Budget Refinement Act of 1999, including the 4% increase in the federal adjusted per diem rates for all 44 RUG categories, and the 20% upward adjustment in the federal adjusted per diem rate for 15 RUG categories.

PATIENT CARE LIABILITIES

     General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and unpredictable. The Company and most of its competitors are experiencing substantial increases in both the number of claims and lawsuits, as well as the size of the typical claim and lawsuit. This phenomenon is most evident in the state of Florida, where well-intended patient rights' statutes tend to be exploited by plaintiffs' attorneys, since the statutes allow for actual damages, punitive damages and plaintiff attorney fees to be included in any proven violation. The Company is taking an active role in lobbying efforts to reform tort laws in the state of Florida. There is significant media and legislative attention currently being placed on these issues, and the Company is hopeful that there will be certain reforms made in the current statutes. However, there can be no assurances that legislative changes will be made, or that any such changes will have a positive impact on the current trend. The Company believes that adequate provision has been made in the financial statements for liabilities that may arise out of patient care services. Such provisions are made based upon the results of independent actuarial valuations and other information available, including management's best judgements and estimates. However, such provision and liability have been difficult to predict and have been escalating in recent periods. There can be no assurance that such provision and liability will not require material adjustment in future periods.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2000

                                   (UNAUDITED)


OPERATING RESULTS

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     RESULTS OF OPERATIONS

     Net income for the second quarter of 2000 was $8,522,000, compared to a net loss of $115,857,000 for the same period in 1999. Net loss for the second quarter of 1999 included special pre-tax charges of approximately $200,500,000 related to the settlements of, and investigation costs related to, the Allocation Investigations (See "Part II, Item 1. Legal Proceedings"). The Company had estimated annual effective tax rates of 36% and 37% in 2000 and 1999, respectively. The Company's estimated annual effective tax rates for 2000 and 1999 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. The Company's net deferred tax assets at June 30, 2000 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe that a deferred tax valuation allowance is necessary at June 30, 2000.

     NET OPERATING REVENUES

     The Company reported net operating revenues of $655,239,000 during the second quarter of 2000 compared to $632,751,000 for the same period in 1999. Approximately 92% and 90% of the Company's total net operating revenues for the quarters ended June 30, 2000 and 1999, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The increase in net operating revenues of approximately $22,500,000 for the second quarter of 2000, as compared to the same period in 1999, consists of the following: an increase of approximately $21,800,000 due to facilities which the Company operated during each of the quarters ended June 30, 2000 and 1999 ("same facility operations"); an increase of approximately $10,300,000 due to acquisitions; partially offset by a decrease of approximately $9,600,000 due to dispositions.

     The increase in net operating revenues of approximately $21,800,000 from same facility operations for the second quarter of 2000, as compared to the same period in 1999, was due to the following: approximately $28,500,000 primarily due to an increase in Medicaid, Medicare and private rates; and approximately $3,400,000 due to various other items; partially offset by a decrease of approximately $8,700,000 due to lower revenues from home care and outpatient rehabilitation services; and approximately $1,400,000 decrease due to a decline in same facility occupancy to 87.3% for the second quarter of 2000, as compared to 87.5% for the same period in 1999.

     The increase in net operating revenues of approximately $10,300,000 for the second quarter of 2000, as compared to the same period in 1999, resulting from acquisitions which occurred during the six months ended June 30, 2000 and the year ended December 31, 1999 are as follows. During the six months ended June 30, 2000, the Company acquired seven nursing facilities (1,210 beds) and certain other assets. During 1999, the Company purchased three outpatient therapy clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets. The acquisitions of these facilities and other assets were accounted for as purchases. The operations of the acquired facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2000

                                   (UNAUDITED)


     The decrease in net operating revenues of approximately $9,600,000 for the second quarter of 2000, as compared to the same period in 1999, resulting from dispositions that occurred during the six months ended June 30, 2000 and the year ended December 31, 1999 are as follows. During the six months ended June 30, 2000, the Company sold, closed or terminated the leases on 19 nursing facilities (1,826 beds) and certain other assets. The Company did not operate three of these nursing facilities (297 beds) which were leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax gains, which were included in net operating revenues during the six months ended June 30, 2000, of approximately $2,400,000 as a result of these dispositions. During 1999, the Company sold or terminated the leases on 12 nursing facilities (1,291 beds), one assisted living center (10 units), 17 home care centers and certain other assets. The Company did not operate two of these nursing facilities (166 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax losses, which were included in net operating revenues during the year ended December 31, 1999, of approximately $4,000,000 as a result of these dispositions. The operations of the disposed facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

     OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $597,196,000 during the second quarter of 2000 compared to $571,129,000 for the same period in 1999. The increase of approximately $26,100,000 consists of the following: an increase of approximately $25,400,000 due to same facility operations; an increase of approximately $10,700,000 due to acquisitions; partially offset by a decrease of approximately $10,000,000 due to dispositions. (See "Net Operating Revenues" for a discussion of acquisitions and dispositions).

     The increase in operating and administrative expenses of approximately $25,400,000 from same facility operations for the second quarter of 2000, as compared to the same period in 1999, was primarily due to an increase of approximately $11,700,000 in wages and related expenses primarily due to increased use of registry personnel.


     INTEREST EXPENSE, NET

     Interest income decreased to $649,000 for the second quarter of 2000, as compared to $927,000 for the same period in 1999 primarily due to the payoff of various notes receivable. Interest expense increased to $20,313,000 for the second quarter of 2000, as compared to $17,045,000 for the same period in 1999 primarily due to imputed interest on the civil settlement of approximately $2,300,000 and an increase in Revolver borrowings resulting from the $30,000,000 civil and criminal settlements paid late in the first quarter of 2000.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $25,378,000 for the second quarter of 2000, as compared to $24,600,000 for the same period in 1999. Such increase was affected by approximately $1,200,000 increase due to capital additions and improvements, as well as acquisitions; partially offset by a decrease of approximately $400,000 due to dispositions of, or lease terminations on, certain facilities.

SIX MONTHS 2000 COMPARED TO SIX MONTHS 1999

     RESULTS OF OPERATIONS

     Net income was $14,783,000 for the six months ended June 30, 2000, compared to a net loss of $109,950,000 for the same period in 1999. Net loss for the six months ended June 30, 1999 included special pre-tax charges of approximately $202,400,000 related to the settlements of, and investigation costs related to, the Allocation Investigations (See "Part II, Item 1. Legal Proceedings").

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2000

                                   (UNAUDITED)


     NET OPERATING REVENUES

     The Company reported net operating revenues of $1,301,341,000 during the six months ended June 30, 2000 compared to $1,266,352,000 for the same period in 1999. Approximately 92% and 90% of the Company's total net operating revenues for the six months ended June 30, 2000 and 1999, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The increase in net operating revenues of approximately $35,000,000 for the six months ended June 30, 2000, as compared to the same period in 1999, consists of the following: an increase of approximately $29,400,000 due to facilities which the Company operated during each of the six months ended June 30, 2000 and 1999 ("same facility operations"); an increase of approximately $22,300,000 due to acquisitions; partially offset by a decrease of approximately $16,700,000 due to dispositions. (See above for a discussion of acquisitions and dispositions).

     The increase in net operating revenues of approximately $29,400,000 from same facility operations for the six months ended June 30, 2000, as compared to the same period in 1999, was due to the following: approximately $44,000,000 primarily due to an increase in Medicaid, Medicare and private rates; approximately $6,100,000 due to one additional calendar day during the six months ended June 30, 2000, as compared to the same period in 1999; and approximately $700,000 increase due to various other items; partially offset by a decrease of approximately $17,500,000 due to lower revenues from home care and outpatient rehabilitation services; and approximately $3,900,000 decrease due to a decline in same facility occupancy to 87.5% for the six months ended June 30, 2000, as compared to 88.2% for the same period in 1999.

     OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $1,189,071,000 during the six months ended June 30, 2000 compared to $1,150,665,000 for the same period in 1999. The increase of approximately $38,400,000 consists of the following: an increase of approximately $36,600,000 due to same facility operations; an increase of approximately $23,400,000 due to acquisitions; partially offset by a decrease of approximately $21,600,000 due to dispositions. (See above for a discussion of acquisitions and dispositions).

     The increase in operating and administrative expenses of approximately $36,600,000 from same facility operations for the six months ended June 30, 2000, as compared to the same period in 1999, was primarily due to the following: approximately $15,200,000 due to an increase in wages and related expenses primarily due to increased use of registry personnel; approximately $7,800,000 due to increases in patient care and other claims; and approximately $3,400,000 due to an increase in contracted services. The Company's weighted average wage rate and use of registry personnel increased for the six months ended June 30, 2000, as compared to the same period in 1999, both of which emphasize the increased difficulties many of the Company's nursing facilities are having attracting nursing aides, assistants and other personnel. The Company is addressing this challenge through several recruiting and retention programs and training initiatives. No assurance can be given that these programs and training initiatives will in fact improve or stabilize the Company's ability to attract these nursing and related personnel.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2000

                                   (UNAUDITED)


     INTEREST EXPENSE, NET

     Interest income decreased to $1,474,000 for the six months ended June 30, 2000, as compared to $2,355,000 for the same period in 1999 primarily due to the payoff of various notes receivable. Interest expense increased to $39,931,000 for the six months ended June 30, 2000, as compared to $34,028,000 for the same period in 1999 primarily due to imputed interest on the civil settlement of approximately $4,600,000 and an increase in Revolver borrowings resulting from the $30,000,000 civil and criminal settlements paid late in the first quarter of 2000.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $50,714,000 for the six months ended June 30, 2000, as compared to $48,842,000 for the same period in 1999. Such increase was affected by approximately $2,600,000 increase due to capital additions and improvements, as well as acquisitions; partially offset by a decrease of approximately $700,000 due to dispositions of, or lease terminations on, certain facilities.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had approximately $16,600,000 in cash and cash equivalents, approximately $145,600,000 of net working capital and approximately $168,100,000 of unused commitments under its Revolver/Letter of Credit Facility.

     Net cash used for operating activities for the six months ended June 30, 2000 was approximately $11,100,000. Such amount reflects $30,000,000 in payments to the federal government for the civil and criminal settlements (See "Part II.
Item 1. Legal Proceedings"), as well as an increase in the Company's patient accounts receivable during the six months ended June 30, 2000. Net cash used for investing activities and net cash provided by financing activities were approximately $28,900,000 and $32,000,000, respectively, for the six months ended June 30, 2000. The Company received net cash proceeds of approximately $10,200,000 from dispositions of facilities and other assets and approximately $5,600,000 from collections on notes receivable. Such net cash proceeds, along with $59,000,000 of net borrowings under the Revolver/Letter of Credit Facility, were used to fund capital expenditures totaling approximately $40,800,000, to repay approximately $23,100,000 of long-term debt, and to repurchase shares of Common Stock for approximately $3,900,000.

     At June 30, 2000, the Company leased 11 nursing facilities, one assisted living center and its corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the creditor. The Company has the option to purchase the facilities at the end of the initial lease terms at fair market value. Such financing arrangement was entered into for the construction of these facilities and had an original commitment of $125,000,000. In April 2000, the agreement covering this financing arrangement was amended whereby availability under the original commitment was reduced to $113,500,000, which equaled the total construction advances made as of such date.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2000

                                   (UNAUDITED)


     The Company currently anticipates that cash flows from operations and borrowings under its banking arrangements will be adequate to repay its debts due within one year of approximately $61,500,000, to make normal recurring capital additions and improvements of approximately $96,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending June 30, 2001. If cash flows from operations or availability under existing banking arrangements fall below expectations, the Company may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                                  JUNE 30, 2000

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

   The agreements consist of: (1) a Plea Agreement; (2) a Civil Settlement Agreement; (3) a Corporate Integrity Agreement; and (4) an agreement concerning the disposition of 10 nursing facilities. Under the Plea Agreement, a subsidiary of the Company pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare and paid a criminal fine of $5,000,000 during the first quarter of 2000. The Company disposed of one of these nursing facilities during the second quarter of 2000 and expects to dispose of the remainder by year-end.

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

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                          OTHER INFORMATION (CONTINUED)

                                  JUNE 30, 2000

                                   (UNAUDITED)


David R. Banks, et al., Case No. 17348NC, was filed in the Delaware Chancery Court on or about August 2, 1999; Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999; Alan Friedman v. David R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999. The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and Friedman actions. Elles Trading Company v. David R. Banks, et al., was filed in the Superior Court for San Francisco County, California on or about August 4, 1999, and removed to federal district court. The plaintiffs filed a notice of voluntary dismissal on February 3, 2000. Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999. Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999. The Kushner and Richardson actions were ordered to be consolidated as In Re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, Plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. The Badger and Lyons actions also name as defendants certain of the Company's officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. The Lyons, Badger and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations, and the Richardson action also claims unjust enrichment. Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

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

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                          OTHER INFORMATION (CONTINUED)

                                  JUNE 30, 2000

                                   (UNAUDITED)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 25, 2000, the Company held its Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing eight members of the Board of Directors, ratifying the appointment of Ernst & Young LLP as independent auditors for 2000 and transacting such other business as may have properly come before the meeting or any adjournment thereof.

   The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:


                  DIRECTOR                                                        FOR               WITHHELD
                  --------                                                        ---               --------
         Beryl F. Anthony, Jr.....................................            94,736,879            836,749
         David R. Banks...........................................            94,762,887            810,741
         Carolyne K. Davis, R.N., Ph. D...........................            94,727,341            846,287
         James R. Greene..........................................            94,710,323            863,305
         Edith E. Holiday.........................................            94,754,110            819,518
         Jon E. M. Jacoby.........................................            94,808,319            765,309
         Risa J. Lavizzo-Mourey, M.D..............................            94,833,223            740,405
         Marilyn R. Seymann, Ph. D................................            94,827,100            746,528

   The appointment of Ernst & Young LLP as independent auditors for 2000 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:


                 For.........................................................            95,573,628
                 Against.....................................................               206,985
                 Abstentions.................................................               204,898

ITEM 5.  OTHER INFORMATION

   During July 2000, the Company's Board of Directors elected William R. Floyd as a director. Mr. Floyd joined the Company in April 2000 as President and Chief Operating Officer. Prior to joining the Company, he was Chief Executive Officer of Choice Hotels International, and has held senior management positions with PepsiCo, Pillsbury and Gillette.

ITEM 6(a).  EXHIBITS

    EXHIBIT
    NUMBER                     DESCRIPTION
    ------                     -----------
    27.1      Financial Data Schedule for the six months ended June 30, 2000

ITEM 6(b). REPORTS ON FORM 8-K

   No reports on Form 8-K were filed by the Company during the second quarter ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BEVERLY ENTERPRISES, INC.
                                       Registrant



Dated:  August 2, 2000                 By:      /s/ PAMELA H. DANIELS
                                            ----------------------------------
                                                    Pamela H. Daniels
                                            Senior Vice President, Controller
                                              and Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
27.1                Financial Data Schedule for the six months ended
                    June 30, 2000