Form 10-Q
period 2000-09-30
BEVERLY ENTERPRISES INC
filed 2000-10-31
CIK 1040441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


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

       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
        EXCLUSIVE OF TREASURY SHARES, AT OCTOBER 30, 2000 -- 103,696,621

================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION
                                                                                          PAGE
                                                                                          ----
         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets.....................         2
                         Condensed Consolidated Statements of Operations...........         3
                         Condensed Consolidated Statements of Cash Flows...........         4
                         Notes to Condensed Consolidated Financial Statements......         5
         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.....................        10

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings................................................        16
         Item 5.  Other Information................................................        18
         Item 6.  Exhibits and Reports on Form 8-K.................................        18

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        2000             1999
                                                                                    -------------    ------------
                                                                                     (UNAUDITED)        (NOTE)
                                                               ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $    14,414      $    24,652
   Accounts receivable - patient, less allowance for doubtful accounts:
      2000 - $68,002; 1999 - $64,398 ...........................................         350,749          319,097
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
      2000 - $851; 1999 - $1,057 ...............................................          26,095           30,890
   Notes receivable, less allowance for doubtful notes:  2000 - $627 ...........          14,139           16,930
   Operating supplies ..........................................................          30,174           32,276
   Deferred income taxes .......................................................          34,402           54,932
   Prepaid expenses and other ..................................................          18,688           15,019
                                                                                     -----------      -----------
         Total current assets ..................................................         488,661          493,796
Property and equipment, net of accumulated depreciation and amortization:
   2000 - $782,174; 1999 - $743,337 ............................................       1,082,763        1,110,065
Other assets:
   Goodwill, net ...............................................................         230,297          229,639
   Other, less allowance for doubtful accounts and notes:
      2000 - $3,527; 1999 - $5,970 .............................................         142,142          149,380
                                                                                     -----------      -----------
         Total other assets ....................................................         372,439          379,019
                                                                                     -----------      -----------
                                                                                     $ 1,943,863      $ 1,982,880
                                                                                     ===========      ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................     $   112,184      $    93,168
   Accrued wages and related liabilities .......................................          91,852           92,514
   Accrued interest ............................................................          12,847           14,138
   Other accrued liabilities ...................................................         106,632          154,182
   Current portion of long-term debt ...........................................          61,633           34,052
                                                                                     -----------      -----------
         Total current liabilities .............................................         385,148          388,054
Long-term debt .................................................................         718,008          746,164
Deferred income taxes payable ..................................................           4,834           28,956
Other liabilities and deferred items ...........................................         205,240          178,582
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized: 25,000,000 ..............................              --               --
   Common stock, shares issued:  2000 - 112,757,921; 1999 - 110,382,356 ........          11,276           11,038
   Additional paid-in capital ..................................................         875,911          875,637
   Accumulated deficit .........................................................        (147,117)        (139,429)
   Accumulated other comprehensive income ......................................           1,620            1,061
   Treasury stock, at cost:  2000 - 9,061,300 shares; 1999 - 7,886,800 shares ..        (111,057)        (107,183)
                                                                                     -----------      -----------
         Total stockholders' equity ............................................         630,633          641,124
                                                                                     -----------      -----------
                                                                                     $ 1,943,863      $ 1,982,880
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

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 ----------------------------     ----------------------------
                                                                     2000             1999           2000              1999
                                                                 -----------      -----------     -----------      -----------
Net operating revenues .....................................     $   665,284      $   637,396     $ 1,966,625      $ 1,903,748
Interest income ............................................             605              935           2,079            3,290
                                                                 -----------      -----------     -----------      -----------
          Total revenues ...................................         665,889          638,331       1,968,704        1,907,038
Costs and expenses:
    Operating and administrative:
       Wages and related ...................................         398,906          379,306       1,182,463        1,149,882
       Provision for insurance and related items ...........          65,189           15,387         100,350           42,739
       Other ...............................................         185,530          182,010         555,883          534,747
    Interest ...............................................          20,011           20,001          59,942           54,029
    Depreciation and amortization ..........................          24,457           25,669          75,171           74,511
    Special charges related to settlements of federal
      government investigations ............................              --               --              --          202,447
    Workforce reductions and other unusual items ...........           4,627               --           4,627               --
    Year 2000 remediation ..................................              --            3,423              --           10,672
                                                                 -----------      -----------     -----------      -----------
          Total costs and expenses .........................         698,720          625,796       1,978,436        2,069,027
                                                                 -----------      -----------     -----------      -----------
Income (loss) before provision for (benefit from) income
    taxes ..................................................         (32,831)          12,535          (9,732)        (161,989)
Provision for (benefit from) income taxes ..................         (10,360)           4,638          (2,044)         (59,936)
                                                                 -----------      -----------     -----------      -----------
Net income (loss) ..........................................     $   (22,471)     $     7,897     $    (7,688)     $  (102,053)
                                                                 ===========      ===========     ===========      ===========

Income (loss) per share of common stock:
    Basic and diluted:
       Net income (loss) per share of common stock .........     $     (0.22)     $      0.08     $     (0.08)     $     (1.00)
                                                                 ===========      ===========     ===========      ===========
       Shares used to compute basic net income (loss)
          per share ........................................         102,473          102,495         102,027          102,490
                                                                 ===========      ===========     ===========      ===========
       Shares used to compute diluted net income (loss)
          per share ........................................         102,473          102,715         102,027          102,490
                                                                 ===========      ===========     ===========      ===========



                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                          2000            1999
                                                                                     -----------      -----------
Cash flows from operating activities:
   Net loss ....................................................................     $    (7,688)     $  (102,053)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization .............................................          75,171           74,511
     Provision for reserves on patient, notes and other receivables, net .......          32,241           20,345
     Amortization of deferred financing costs ..................................           1,910            2,562
     Special charges related to settlements of federal government investigations              --          202,447
     Workforce reductions and other unusual items ..............................           4,627               --
     (Gains) losses on dispositions of facilities and other assets, net ........          (2,629)           4,002
     Deferred taxes ............................................................          (4,294)         (62,122)
     Net increase in insurance related accounts ................................          44,556            4,008
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
       Accounts receivable - patient ...........................................         (66,195)          (8,927)
       Operating supplies ......................................................           1,386             (495)
       Prepaid expenses and other receivables ..................................          (4,921)             523
       Accounts payable and other accrued expenses .............................         (31,517)         (35,110)
       Income taxes payable ....................................................             (70)          21,545
       Other, net ..............................................................          (7,436)          (2,549)
                                                                                     -----------      -----------
         Total adjustments .....................................................          42,829          220,740
                                                                                     -----------      -----------
         Net cash provided by operating activities .............................          35,141          118,687
Cash flows from investing activities:
     Capital expenditures ......................................................         (58,556)         (69,007)
     Proceeds from dispositions of facilities and other assets .................          18,810           41,044
     Payments for acquisitions, net of cash acquired ...........................          (1,722)          (5,927)
     Collections on notes receivable ...........................................           5,787           16,589
     Other, net ................................................................          (5,280)         (27,886)
                                                                                     -----------      -----------
          Net cash used for investing activities ...............................         (40,961)         (45,187)
Cash flows from financing activities:
     Revolver borrowings .......................................................       1,197,000          854,000
     Repayments of Revolver borrowings .........................................      (1,167,000)        (975,000)
     Proceeds from issuance of long-term debt ..................................              --          125,820
     Repayments of long-term debt ..............................................         (30,755)         (75,602)
     Purchase of common stock for treasury .....................................          (3,874)              --
     Proceeds from exercise of stock options ...................................              16              129
     Deferred financing costs ..................................................            (164)          (2,963)
     Proceeds from designated funds, net .......................................             359              300
                                                                                     -----------      -----------
         Net cash used for financing activities ................................          (4,418)         (73,316)
                                                                                     -----------      -----------
Net (decrease) increase in cash and cash equivalents ...........................         (10,238)             184
Cash and cash equivalents at beginning of period ...............................          24,652           17,278
                                                                                     -----------      -----------
Cash and cash equivalents at end of period .....................................     $    14,414      $    17,462
                                                                                     ===========      ===========
Supplemental schedule of cash flow information:
Cash paid (received) during the period for:
     Interest, net of amounts capitalized ......................................     $    59,323      $    52,014
     Income tax payments (refunds), net ........................................           2,320          (19,359)


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


     (1) The condensed consolidated financial statements have been prepared by the Company, without audit. In management's opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results for a full year. Unless otherwise stated, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

     Approximately 75% and 73% of the Company's net operating revenues for the three months ended September 30, 2000 and 1999, respectively, and approximately 74% and 72% of the Company's net operating revenues for the nine months ended September 30, 2000 and 1999, respectively, were derived from funds under the Medicare and Medicaid programs. The Company accrues for revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. Retroactive adjustments are considered in the recognition of revenues on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

     The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30 (in thousands):


                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                ------------------------     ------------------------
                                                                   2000           1999          2000           1999
                                                                ---------      ---------     ---------      ---------
NUMERATOR:
   Numerator for basic and diluted income (loss) per share
     from continuing operations ...........................     $ (22,471)     $   7,897     $  (7,688)     $(102,053)
                                                                =========      =========     =========      =========
DENOMINATOR:
   Denominator for basic income (loss) per share - weighted
     average shares .......................................       102,473        102,495       102,027        102,490
   Effect of dilutive securities:
     Employee stock options ...............................            --            220            --             --
                                                                ---------      ---------     ---------      ---------
   Denominator for diluted income (loss) per share -
     weighted average shares and assumed conversions ......       102,473        102,715       102,027        102,490
                                                                =========      =========     =========      =========
   Basic and diluted income (loss) per share ..............     $   (0.22)     $    0.08     $   (0.08)     $   (1.00)
                                                                =========      =========     =========      =========

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


     Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three-month and nine-month periods ended September 30 (in thousands):

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                           ------------------------     ------------------------
                                                              2000           1999          2000           1999
                                                           ---------      ---------     ---------      ---------
Net income (loss) ....................................     $ (22,471)     $   7,897     $  (7,688)     $(102,053)
Net unrealized gains on available-for-sale securities,
  net of income taxes ................................           356            324           559            276
                                                           ---------      ---------     ---------      ---------
Comprehensive income (loss) ..........................     $ (22,115)     $   8,221     $  (7,129)     $(101,777)
                                                           =========      =========     =========      =========

     Accumulated other comprehensive income, net of income taxes, is comprised of net unrealized gains on available-for-sale securities of $1,620,000 and $1,061,000 at September 30, 2000 and December 31, 1999, respectively.

     (2) General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and unpredictable. The Company believes that adequate provision has been made in the financial statements for liabilities that may arise out of patient care services. Such provisions are made based upon the results of independent actuarial valuations and other information available, including management's best judgements and estimates. However, such provision and liability have been difficult to predict and have been escalating in recent periods. As a result of a recently completed study by an independent actuarial firm, the Company recorded a pre-tax charge during the third quarter of 2000 of approximately $44,400,000 related to increasing reserves for patient care liability costs, primarily in the state of Florida. There can be no assurance that such provision and liability will not require material adjustment in future periods.

     Also during the third quarter of 2000, the Company recorded a pre-tax charge of approximately $4,600,000. Approximately $2,600,000 of such amount related to severance agreements associated with three executives of the Company. Substantially all of the $2,600,000 will be paid by year-end. In addition, approximately $2,000,000 related to the write-off of an investment held in a physician practice management company.

     (3) The provision for (benefit from) income taxes for the three-month and nine-month periods ended September 30, 2000 and 1999 were based on estimated annual effective tax rates of 21% and 37%, respectively. The Company's estimated annual effective tax rates for 2000 and 1999 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. In addition, the estimated annual effective tax rate for 2000 was impacted by the pre-tax charges totaling approximately $49,000,000 (as discussed above) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. The Company's net deferred tax assets at September 30, 2000 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


that a deferred tax valuation allowance is necessary at September 30, 2000. The provision for (benefit from) income taxes consists of the following for the three-month and nine-month periods ended September 30 (in thousands):

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                              ----------------------      ----------------------
                                 2000         1999          2000          1999
                              --------      --------      --------      --------
Federal:
    Current .............     $   (216)     $     --      $     --      $     --
    Deferred ............      (12,167)        3,168        (5,881)      (56,044)
State:
    Current .............        1,773          (169)        2,250         2,186
    Deferred ............          250         1,639         1,587        (6,078)
                              --------      --------      --------      --------
                              $(10,360)     $  4,638      $ (2,044)     $(59,936)
                              ========      ========      ========      ========

     (4) During the nine months ended September 30, 2000, the Company acquired seven nursing facilities (1,210 beds) and certain other assets for cash of approximately $1,400,000, closing and other costs of approximately $1,500,000 and write-off of notes receivable of approximately $900,000. The acquisitions of such facilities and other assets were accounted for as purchases. Also during such period, the Company sold, closed or terminated the leases on 34 nursing facilities (3,710 beds) and certain other assets for cash proceeds of approximately $19,100,000 and notes receivable of approximately $100,000. The Company did not operate three of these nursing facilities (297 beds) which were leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax gains, which were included in net operating revenues during the nine months ended September 30, 2000, of approximately $2,600,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to the Company's consolidated financial position and results of operations.

     (5) During the first quarter of 2000, the Company repurchased approximately 1,200,000 shares of its outstanding Common Stock under a stock repurchase program at a cost of approximately $3,900,000. The repurchases were financed primarily through borrowings under the Company's Revolver/Letter of Credit Facility. Had the Company repurchased these additional shares prior to January 1, 2000, the impact on the Company's operating results per share for the three-month and nine-month periods ended September 30, 2000 would have been immaterial. The Company has no current plans to continue such repurchases.

     In addition, during the third quarter of 2000, the Company offered all employees holding stock options granted prior to February 2000 the opportunity to exchange all or part of such stock options for shares of restricted stock. Such program resulted in the issuance of approximately 2,400,000 shares of restricted stock in exchange for approximately 4,800,000 stock options. Had the Company issued these additional shares prior to January 1, 2000, the Company's operating results per share would have been unchanged for the three-month period ended September 30, 2000 and would have been reduced by $.01 per share, to a net loss of $.07 per share, for the nine-month period ended September 30, 2000.

     (6) On February 3, 2000, the Company entered into a series of separate agreements with the U.S. Department of Justice and the Office of Inspector General (the "OIG") of the Department of Health and Human Services, which settled the federal government's investigations of the Company relating to its allocation to the Medicare program of certain nursing labor costs in its skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations").

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


     The agreements consist of: (1) a Plea Agreement; (2) a Civil Settlement Agreement; (3) a Corporate Integrity Agreement; and (4) an agreement concerning the disposition of 10 nursing facilities. Under the Plea Agreement, a subsidiary of the Company pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare and paid a criminal fine of $5,000,000 during the first quarter of 2000. The Company disposed of seven of these nursing facilities during the nine months ended September 30, 2000 and expects to dispose of the remainder by year-end.

     Under the separate Civil Settlement Agreement, the Company paid the federal government $25,000,000 during the first quarter of 2000 and will reimburse the federal government $145,000,000 through withholdings from the Company's biweekly Medicare periodic interim payments in equal installments over eight years. The Company's cash flow was negatively impacted by approximately $11,900,000 during the nine months ended September 30, 2000, and it is anticipated that cash flows from operations will decline approximately $18,100,000 per year as a result of the reduction in Medicare periodic interim payments. In addition, the Company agreed to resubmit certain Medicare filings to reflect reduced labor costs.

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

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of its officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). (See "Part II, Item 1. Legal Proceedings" for a description of the procedural status of the Class Action). Due to the preliminary state of the Class Action, the Company is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

     In addition, since July 29, 1999, eight derivative lawsuits have been filed in the federal and state courts of Arkansas, California and Delaware (collectively, the "Derivative Actions"). (See "Part II, Item 1. Legal Proceedings" for a description of the procedural status of the Derivative Actions). Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

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

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


     (7) Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

     The following table summarizes certain information for each of the Company's operating segments (in thousands):

                                                            BEVERLY
                                            BEVERLY          CARE
                                           HEALTHCARE       ALLIANCE     ALL OTHER (1)        TOTALS
                                          -----------     -----------    -------------     -----------
Three months ended September 30, 2000

Revenues from external customers ....     $   611,425     $    51,555     $     2,304      $   665,284
Intercompany revenues ...............              --          33,005           2,869           35,874
Interest income .....................              61              37             507              605
Interest expense ....................           6,656              46          13,309           20,011
Depreciation and amortization .......          19,537           3,486           1,434           24,457
Pre-tax income (loss) ...............          30,422           1,258         (64,511)         (32,831)
Total assets ........................       1,510,605         325,603         107,655        1,943,863
Capital expenditures ................          14,878           1,134           1,781           17,793

Three months ended September 30, 1999

Revenues from external customers ....     $   580,961     $    55,128     $     1,307      $   637,396
Intercompany revenues ...............              --          34,263           2,937           37,200
Interest income .....................              61              20             854              935
Interest expense ....................           7,933             107          11,961           20,001
Depreciation and amortization .......          20,537           3,401           1,731           25,669
Pre-tax income (loss) ...............          26,643           4,279         (18,387)          12,535
Total assets ........................       1,543,726         327,219          99,127        1,970,072
Capital expenditures ................          16,401           2,491          (1,324)          17,568

Nine months ended September 30, 2000

Revenues from external customers ....     $ 1,806,538     $   154,107     $     5,980      $ 1,966,625
Intercompany revenues ...............              --         102,151           8,764          110,915
Interest income .....................             159              98           1,822            2,079
Interest expense ....................          20,304             203          39,435           59,942
Depreciation and amortization .......          59,308          11,153           4,710           75,171
Pre-tax income (loss) ...............          73,017           7,424         (90,173)          (9,732)
Total assets ........................       1,510,605         325,603         107,655        1,943,863
Capital expenditures ................          46,655           5,698           6,203           58,556

Nine months ended September 30, 1999

Revenues from external customers ....     $ 1,716,246     $   184,337     $     3,165      $ 1,903,748
Intercompany revenues ...............              --         105,191           8,553          113,744
Interest income .....................             169              50           3,071            3,290
Interest expense ....................          21,246             334          32,449           54,029
Depreciation and amortization .......          60,020           9,806           4,685           74,511
Pre-tax income (loss) ...............          84,710          16,248        (262,947)        (161,989)
Total assets ........................       1,543,726         327,219          99,127        1,970,072
Capital expenditures ................          55,902           8,773           4,332           69,007


----------

(1) All Other consists of the operations of the Company's corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. For the three-month and nine-month periods ended September 30, 2000, such amounts also include pre-tax charges totaling approximately $49,000,000, primarily related to increasing reserves for patient care liability costs. For the three-month and nine-month periods ended September 30, 1999, such amounts also include Year 2000 remediation costs, and for the nine-month period special charges related to settlements of federal government investigations.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2000

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

(5)  the ability to predict future reserves related to patient care liabilities;

(6)  the ability to attract and retain qualified personnel;

(7) the availability and terms of capital to fund acquisitions and capital improvements;

(8)  the competitive environment in which the Company operates;

(9)  the ability to maintain and increase census levels; and

(10) demographic changes.

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

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)



     The federal government is expected to pass legislation during the fourth quarter of 2000 which will provide additional Medicare payment relief to healthcare providers. The Company cannot currently estimate the impact such payment relief will have on its consolidated financial position, results of operations or cash flows. In addition, such legislation is expected to include an increase in the federal minimum wage. The Company does not expect there to be a material impact on its wage rates resulting from any increases in the minimum wage levels, since a substantial portion of the Company's associates earn in excess of the current minimum wage levels.

PATIENT CARE LIABILITIES

     General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and unpredictable. The Company and most of its competitors are experiencing substantial increases in both the number of claims and lawsuits, as well as the size of the typical claim and lawsuit. This phenomenon is most evident in the state of Florida, where well-intended patient rights' statutes tend to be exploited by plaintiffs' attorneys, since the statutes allow for actual damages, punitive damages and plaintiff attorney fees to be included in any proven violation. The Company is taking an active role in lobbying efforts to reform tort laws in the state of Florida. There is significant media and legislative attention currently being placed on these issues, and the Company is hopeful that there will be certain reforms made in the current statutes. However, there can be no assurances that legislative changes will be made, or that any such changes will have a positive impact on the current trend. The Company believes that adequate provision has been made in the financial statements for liabilities that may arise out of patient care services. Such provisions are made based upon the results of independent actuarial valuations and other information available, including management's best judgements and estimates. However, such provision and liability have been difficult to predict and have been escalating in recent periods. As a result of a recently completed study by an independent actuarial firm, the Company recorded a pre-tax charge during the third quarter of 2000 of approximately $44,400,000 related to increasing reserves for patient care liability costs, primarily in the state of Florida. There can be no assurance that such provision and liability will not require material adjustment in future periods.

OPERATING RESULTS

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

     RESULTS OF OPERATIONS

     Net loss for the third quarter of 2000 was $22,471,000, compared to net income of $7,897,000 for the same period in 1999. Net loss for the third quarter of 2000 included a pre-tax charge of approximately $44,400,000 related to increasing reserves for patient care liability costs, primarily in the state of Florida (as discussed above). In addition, net loss for the third quarter of 2000 included a pre-tax charge of approximately $4,600,000. Approximately $2,600,000 of such amount related to severance agreements associated with three executives of the Company. Substantially all of the $2,600,000 will be paid by year-end. In addition, approximately $2,000,000 related to the write-off of an investment held in a physician practice management company.

     The Company had estimated annual effective tax rates of 21% and 37% in 2000 and 1999, respectively. The Company's estimated annual effective tax rates for 2000 and 1999 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. In addition, the estimated annual effective tax rate for 2000 was impacted by the pre-tax charges totaling approximately $49,000,000 (as discussed above) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. The Company's net deferred tax assets at September 30, 2000 will be realized primarily through the reversal of temporary taxable differences and future taxable income. Accordingly, the Company does not believe that a deferred tax valuation allowance is necessary at September 30, 2000.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


     NET OPERATING REVENUES

     The Company reported net operating revenues of $665,284,000 during the third quarter of 2000 compared to $637,396,000 for the same period in 1999. Approximately 92% and 91% of the Company's total net operating revenues for the quarters ended September 30, 2000 and 1999, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The increase in net operating revenues of approximately $27,900,000 for the third quarter of 2000, as compared to the same period in 1999, consists of the following: an increase of approximately $36,300,000 due to facilities which the Company operated during each of the quarters ended September 30, 2000 and 1999 ("same facility operations"); an increase of approximately $12,700,000 due to acquisitions; partially offset by a decrease of approximately $21,100,000 due to dispositions.

     The increase in net operating revenues of approximately $36,300,000 from same facility operations for the third quarter of 2000, as compared to the same period in 1999, was due to the following: approximately $33,800,000 primarily due to an increase in Medicaid, Medicare and private rates; and approximately $9,100,000 due to various other items; partially offset by a decrease of approximately $4,200,000 due to lower revenues from home care services; and approximately $2,400,000 decrease due to a decline in same facility occupancy to 87.6% for the third quarter of 2000, as compared to 87.7% for the same period in 1999.

     Net operating revenues increased approximately $12,700,000 for the third quarter of 2000, as compared to the same period in 1999, due to acquisitions which occurred during the nine months ended September 30, 2000 and the year ended December 31, 1999. During the nine months ended September 30, 2000, the Company acquired seven nursing facilities (1,210 beds) and certain other assets. During 1999, the Company purchased three outpatient therapy clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets. The acquisitions of these facilities and other assets were accounted for as purchases. The operations of the acquired facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

     Net operating revenues decreased approximately $21,100,000 for the third quarter of 2000, as compared to the same period in 1999, due to dispositions that occurred during the nine months ended September 30, 2000 and the year ended December 31, 1999. During the nine months ended September 30, 2000, the Company sold, closed or terminated the leases on 34 nursing facilities (3,710 beds) and certain other assets. The Company did not operate three of these nursing facilities (297 beds) which were leased to another nursing home operator in a prior year transaction. The Company recognized net pre-tax gains, which were included in net operating revenues during the nine months ended September 30, 2000, of approximately $2,600,000 as a result of these dispositions. During 1999, the Company sold or terminated the leases on 12 nursing facilities (1,291 beds), one assisted living center (10 units), 17 home care centers and certain other assets. The Company did not operate two of these nursing facilities (166 beds) which were leased to other nursing home operators in prior year transactions. The Company recognized net pre-tax losses, which were included in net operating revenues during the year ended December 31, 1999, of approximately $4,000,000 as a result of these dispositions. The operations of the disposed facilities and other assets were immaterial to the Company's consolidated financial position and results of operations.

     OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $649,625,000 during the third quarter of 2000 compared to $576,703,000 for the same period in 1999. The increase of approximately $72,900,000 consists of the following: an increase of approximately $81,300,000 due to same facility operations; an increase of approximately $14,800,000 due to acquisitions; partially offset by a decrease of approximately $23,200,000 due to dispositions. (See "Net Operating Revenues" for a discussion of acquisitions and dispositions).

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


     The increase in operating and administrative expenses of approximately $81,300,000 from same facility operations for the third quarter of 2000, as compared to the same period in 1999, was primarily due to the following: approximately $49,800,000 due to an increase in the Company's provision for insurance and related items (See "Patient Care Liabilities"); approximately $25,000,000 due to increase in wages and related expenses primarily due to an increase in the Company's weighted average wage rate, as well as an increased use of registry personnel; and approximately $4,300,000 due to an increase in contracted services.

NINE MONTHS 2000 COMPARED TO NINE MONTHS 1999

     RESULTS OF OPERATIONS

     Net loss was $7,688,000 for the nine months ended September 30, 2000, compared to net loss of $102,053,000 for the same period in 1999. Net loss for the nine months ended September 30, 2000 included pre-tax charges totaling approximately $49,000,000 primarily related to increasing reserves for patient care liability costs (as discussed above). Net loss for the nine months ended September 30, 1999 included special pre-tax charges of approximately $202,400,000 related to the settlements of, and investigation costs related to, the Allocation Investigations (See "Part II, Item 1. Legal Proceedings").

     NET OPERATING REVENUES

     The Company reported net operating revenues of $1,966,625,000 during the nine months ended September 30, 2000 compared to $1,903,748,000 for the same period in 1999. Approximately 92% and 90% of the Company's total net operating revenues for the nine months ended September 30, 2000 and 1999, respectively, were derived from services provided by the Company's Beverly Healthcare segment. The increase in net operating revenues of approximately $62,900,000 for the nine months ended September 30, 2000, as compared to the same period in 1999, was primarily due to facilities which the Company operated during each of the nine months ended September 30, 2000 and 1999 ("same facility operations"). The impact of acquisitions on the Company's net operating revenues was offset by the impact of dispositions for the nine months ended September 30, 2000, as compared to the same period in 1999. (See above for a discussion of acquisitions and dispositions).

     The increase in net operating revenues of approximately $62,900,000 from same facility operations for the nine months ended September 30, 2000, as compared to the same period in 1999, was due to the following: approximately $76,800,000 primarily due to an increase in Medicaid, Medicare and private rates; approximately $5,900,000 due to one additional calendar day during the nine months ended September 30, 2000, as compared to the same period in 1999; and approximately $8,700,000 increase due to various other items; partially offset by a decrease of approximately $20,500,000 due to lower revenues from home care and outpatient rehabilitation services; and approximately $8,000,000 decrease due to a decline in same facility occupancy to 87.5% for the nine months ended September 30, 2000, as compared to 88.1% for the same period in 1999.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


     OPERATING AND ADMINISTRATIVE EXPENSES

     The Company reported operating and administrative expenses of $1,838,696,000 during the nine months ended September 30, 2000 compared to $1,727,368,000 for the same period in 1999. The increase of approximately $111,300,000 consists of the following: an increase of approximately $114,800,000 due to same facility operations; an increase of approximately $40,900,000 due to acquisitions; partially offset by a decrease of approximately $44,400,000 due to dispositions. (See above for a discussion of acquisitions and dispositions).

     The increase in operating and administrative expenses of approximately $114,800,000 from same facility operations for the nine months ended September 30, 2000, as compared to the same period in 1999, was primarily due to the following: approximately $57,600,000 due to an increase in the Company's provision for insurance and related items (See "Patient Care Liabilities"); approximately $37,100,000 due to an increase in wages and related expenses primarily due to an increase in the Company's weighted average wage rate, as well as an increased use of registry personnel; and approximately $7,500,000 due to an increase in contracted services. The Company's weighted average wage rate and use of registry personnel increased for the nine months ended September 30, 2000, as compared to the same period in 1999, both of which emphasize the increased difficulties many of the Company's nursing facilities are having attracting nursing aides, assistants and other personnel. The Company is addressing this challenge through several recruiting and retention programs and training initiatives. No assurance can be given that these programs and training initiatives will in fact improve or stabilize the Company's ability to attract these nursing and related personnel.

     INTEREST EXPENSE, NET

     Interest income decreased to $2,079,000 for the nine months ended September 30, 2000, as compared to $3,290,000 for the same period in 1999 primarily due to the payoff of various notes receivable. Interest expense increased to $59,942,000 for the nine months ended September 30, 2000, as compared to $54,029,000 for the same period in 1999 primarily due to imputed interest on the civil settlement of approximately $4,700,000 and an increase in Revolver borrowings resulting from the $30,000,000 civil and criminal settlements paid late in the first quarter of 2000.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $75,171,000 for the nine months ended September 30, 2000, as compared to $74,511,000 for the same period in 1999. Such increase was affected by approximately $3,100,000 increase due to capital additions and improvements, as well as acquisitions; partially offset by a decrease of approximately $2,400,000 due to dispositions of, or lease terminations on, certain facilities.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had approximately $14,400,000 in cash and cash equivalents, approximately $103,500,000 of net working capital and approximately $197,300,000 of unused commitments under its Revolver/Letter of Credit Facility.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


     Net cash provided by operating activities for the nine months ended September 30, 2000 was approximately $35,200,000. Such amount was reduced by $30,000,000 in payments to the federal government for the civil and criminal settlements (See "Part II, Item 1. Legal Proceedings"), as well as an increase in the Company's patient accounts receivable during the nine months ended September 30, 2000. Net cash used for investing and financing activities were approximately $41,000,000 and $4,400,000, respectively, for the nine months ended September 30, 2000. The Company received net cash proceeds of approximately $18,800,000 from dispositions of facilities and other assets and approximately $5,800,000 from collections on notes receivable. Such net cash proceeds, along with $30,000,000 of net borrowings under the Revolver/Letter of Credit Facility, were used to fund capital expenditures totaling approximately $58,600,000, to repay approximately $30,800,000 of long-term debt, and to repurchase shares of Common Stock for approximately $3,900,000.

     At September 30, 2000, the Company leased 11 nursing facilities, one assisted living center and its corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the creditor. The Company has the option to purchase the facilities at the end of the initial lease terms at fair market value. The financing arrangement was entered into for the construction of these facilities and had an original commitment of $125,000,000. In April 2000, the agreement covering this financing arrangement was amended whereby availability under the original commitment was reduced to $113,500,000, which equaled the total construction advances made as of such date.

     The Company currently anticipates that cash flows from operations and borrowings under its banking arrangements will be adequate to repay its debts due within one year of approximately $61,600,000, to make normal recurring capital additions and improvements of approximately $96,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending September 30, 2001. If cash flows from operations or availability under existing banking arrangements fall below expectations, the Company may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                               SEPTEMBER 30, 2000

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

     The agreements consist of: (1) a Plea Agreement; (2) a Civil Settlement Agreement; (3) a Corporate Integrity Agreement; and (4) an agreement concerning the disposition of 10 nursing facilities. Under the Plea Agreement, a subsidiary of the Company pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare and paid a criminal fine of $5,000,000 during the first quarter of 2000. The Company disposed of seven of these nursing facilities during the nine months ended September 30, 2000 and expects to dispose of the remainder by year-end.

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

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


James L. Laurita v. David R. Banks, et al., Case No. 17348NC, was filed in the Delaware Chancery Court on or about August 2, 1999; Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999; Alan Friedman v. David R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999. The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and Friedman actions. The parties have agreed to stay the consolidated action pending the outcome of the motion to dismiss in the Class Action. Elles Trading Company v. David R. Banks, et al., was filed in the Superior Court for San Francisco County, California on or about August 4, 1999, and removed to federal district court. The plaintiffs filed a notice of voluntary dismissal on February 3, 2000. Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999. Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999. The Kushner and Richardson actions were ordered to be consolidated as In Re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, Plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties have agreed to stay the consolidated action pending the outcome of the motion to dismiss in the Class Action, but the stipulation has not been entered by the Court. The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. The Badger and Lyons actions also name as defendants certain of the Company's officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. The Lyons, Badger and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations, and the Richardson action also claims unjust enrichment. Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, the Company is unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, the Company believes that it acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions. However, there can be no assurances that the Company will not experience an adverse effect on its consolidated financial position, results of operations or cash flows as a result of these proceedings.

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

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


ITEM 5.  OTHER INFORMATION

     During October 2000, the Company's Board of Directors elected James W. McLane as a director. From 1997 until early 2000, Mr. McLane was President and Chief Operating Officer of NovaCare, Inc. He previously served as Executive Vice President of Aetna Life and Casualty and as Chief Executive Officer of Aetna Health Plans. Prior to joining Aetna in 1991, Mr. McLane worked for 17 years in positions of increasing responsibility with Citicorp's investment banking and global insurance businesses. From 1969 to 1974, he held senior positions in the Executive Branch of the federal government as Executive Assistant to the Secretary of the Department of Health, Education and Welfare, as Staff Assistant to the President, and as Deputy Director of the Cost of Living Council.

ITEM 6(a).  EXHIBITS

    EXHIBIT
    NUMBER    DESCRIPTION

     27.1     Financial Data Schedule for the nine months ended September 30,
              2000

ITEM 6(b). REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the third quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BEVERLY ENTERPRISES, INC.
                                          Registrant




Dated:  October 31, 2000                 By:  /s/ PAMELA H. DANIELS
                                               ---------------------------------
                                                   Pamela H. Daniels
                                               Senior Vice President, Controller
                                                 and Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
27.1              Financial Data Schedule for the nine months
                  ended September 30,2000.