Form 10-K
period 2000-12-31
BEVERLY ENTERPRISES INC
filed 2001-03-30
CIK 1040441

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ]NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $784,036,126 AS OF FEBRUARY 28, 2001.

                                  103,740,906
  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 28, 2001)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL STOCKHOLDERS MEETING TO BE HELD ON MAY 24, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer only to Beverly Enterprises, Inc. and its wholly-owned subsidiaries and not any other person.

     This Annual Report on Form 10-K, and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, ability to execute a transaction with respect to our Florida nursing operations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements.

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

     - national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

     - the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

     - changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

     - liabilities and other claims asserted against the Company, including patient care liabilities, as well as the resolution of the Class Action and Derivative Lawsuits (see "Item 3. Legal Proceedings");

     - the ability to refinance certain debt obligations maturing within the next 12 months;

     - the ability to attract and retain qualified personnel;

     - the availability and terms of capital to fund acquisitions and capital improvements;

     - the competitive environment in which we operate;

     - the ability to maintain and increase census levels; and

     - demographic changes.

     See "Item 1. Business" for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider the risks described below before making any investment decisions in the Company. The risks and uncertainties described below are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Our business consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient therapy clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. On February 28, 2001, we operated 531 nursing facilities with 59,580 licensed beds. Our nursing facilities are located in 29 states and the District of Columbia, and range in capacity from 20 to 355 beds. On February 28, 2001, we also operated 34 assisted living centers containing 1,132 units, 165 outpatient therapy clinics, and 58 hospice and home care centers. (See "Item 2. Properties"). Our nursing facilities had average occupancy, based on operational beds, of 87.0%, 87.2% and 88.7% during the years ended December 31, 2000, 1999 and 1998, respectively.

OPERATIONS

     At December 31, 2000, we were organized into two operating segments, which included:

     - Beverly Healthcare, which provides long-term healthcare through the operation of nursing facilities and assisted living centers; and

     - Beverly Care Alliance, which operates outpatient therapy clinics, hospice and home care centers and an inpatient rehabilitation therapy services business.

     Business in each operating segment is conducted by one or more corporations. The corporations comprising each of the two operating segments also have separate boards of directors. See "Part II, Item 8 -- Note 11 of Notes to Consolidated Financial Statements" for segment information.

     Beverly Healthcare's nursing facilities provide patients with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Beverly Healthcare's skilled staff also offers complex and intensive medical services to patients with higher acuity disorders outside the traditional acute care hospital setting. In addition, Beverly Healthcare provides assisted living services. Approximately 92%, 91%, and 90% of our total net operating revenues for the years ended December 31, 2000, 1999 and 1998, respectively, were derived from services provided by Beverly Healthcare.

     Beverly Care Alliance provides outpatient and rehabilitative therapy services, hospice and home care services, and managed care contract services within Beverly Healthcare's nursing facilities and to other healthcare providers. Approximately 8%, 9% and 7% of our total net operating revenues for the years ended December 31, 2000, 1999 and 1998, respectively, were derived from services provided by Beverly Care Alliance.

     In January 2001, we implemented a new three-year strategic plan aimed at accomplishing four fundamental strategies:

     - streamline our nursing home portfolio to strengthen our long-term financial position;

     - accelerate the growth of our service and knowledge business;

     - establish a leadership position in eldercare; and

     - reengineer our organization in order to focus our resources on profitable growth and new opportunities.

     In order to support the implementation of these strategies, in the first quarter of 2001, we reorganized our business into three primary operating segments:

     - nursing homes, which will be operated in three divisions -- Coastal, Heartland and Florida;

     - service companies, which will include rehabilitation therapy, hospice, home care and a research and development division; and

     - Matrix/Theraphysics, which will operate outpatient therapy clinics and a managed care network.

     This reorganization also establishes alignment around core processes, with individuals being fully accountable for the outcomes of each core process. Our core processes include delivering quality care, driving census and revenues, collecting for services rendered, influencing government policy, and recruiting, retaining and developing the best associates.

WE RELY ON REIMBURSEMENT FROM GOVERNMENTAL PROGRAMS FOR A MAJORITY OF OUR REVENUES.

     As a provider of healthcare services, we are subject to various federal, state and local healthcare statutes and regulations. We must comply with state licensing requirements in order to operate healthcare facilities and to be able to participate in government-sponsored healthcare funding programs, such as Medicaid and Medicare. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. These programs are increasingly seeking to control healthcare costs and to reduce or limit increases in reimbursement rates for healthcare services. Changes in the reimbursement policies of these funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

     We receive payments for services provided to patients from:

     - each of the states in which our facilities are located under the Medicaid program;

     - the federal government under the Medicare program; and

     - private payors, including commercial insurers, managed care payors and the Veterans Administration ("VA").

     The following table sets forth, for the periods indicated:

     - patient days derived from the indicated sources of payment as a percentage of total patient days;

     - room and board revenues derived from the indicated sources of payment as a percentage of total net operating revenues; and

     - ancillary and other revenues derived from all sources of payment as a percentage of total net operating revenues.

                                      MEDICAID             MEDICARE          PRIVATE AND VA
                                 ------------------   ------------------   ------------------
                                           ROOM AND             ROOM AND             ROOM AND
                                 PATIENT    BOARD     PATIENT    BOARD     PATIENT    BOARD     ANCILLARY AND
                                  DAYS     REVENUES    DAYS     REVENUES    DAYS     REVENUES   OTHER REVENUES
                                 -------   --------   -------   --------   -------   --------   --------------
Year ended:
  December 31, 2000............    71%        53%       10%        15%       19%        18%           14%
  December 31, 1999............    71%        52%        9%        14%       20%        19%           15%
  December 31, 1998............    69%        46%       11%        13%       20%        18%           23%

     Changes in the mix of our patient population among the Medicaid, Medicare and private categories can significantly affect our revenues and profitability. In most states, private patients are the most profitable, and Medicaid patients are the least profitable.

     We receive ancillary revenues by providing occupational, physical, speech, respiratory and intravenous therapy, as well as sales of pharmaceuticals and other services. Such services are currently provided primarily to Medicare and private pay patients.

     Medicaid programs currently exist in all of the states in which we operate nursing facilities. These programs differ in certain respects from state to state, but they are all subject to federally-imposed requirements. At least 50% of the funds available under these programs is provided by the federal government under a matching program.

     Currently, many state Medicaid programs use a cost-based reimbursement system. This means that a facility is reimbursed for the reasonable direct and indirect allowable costs it incurs in providing routine patient care services (as defined by the programs). In addition, certain states provide for efficiency incentives or a return on equity, subject to certain cost ceilings. These costs normally include allowances for administrative and general costs, as well as the costs of property and equipment (e.g. depreciation and interest, fair rental allowance or rental expense).

     State Medicaid reimbursement programs vary as to the level of allowable costs which are reimbursed to operators. In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, reimbursements made to a facility that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future reimbursements to the facility and to other facilities owned by the same operator. Several states in which we currently operate have enacted reimbursement programs which are based on patient acuity versus traditional cost-based methodologies. Many other states are actively developing reimbursement systems based on patient acuity or that follow a methodology similar to Medicare's prospective payment system. We are unable to estimate the ultimate impact of any changes in reimbursement programs on our future consolidated financial position, results of operations, or cash flows.

     While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have done so in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that healthcare providers could use the Boren Amendment to require states to comply with their legal obligation to adequately fund Medicaid programs. The 1997 Act (as discussed below) repealed the Boren Amendment and authorized states to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility's ability to challenge rates later. Currently, a few states in which we operate are experiencing deficits in their fiscal operating budgets. There can be no assurance that those states in which we operate that are experiencing budget deficits, as well as other states in which we operate, will not reduce payment rates.

     Under the Nursing Home Resident Protection Amendments of 1999, a nursing facility is required to continue providing care to Medicaid residents, as well as current non-Medicaid residents who may qualify for Medicaid in the future, even if the facility decides to withdraw from the Medicaid program.

     Healthcare system reform and concerns over rising Medicare and Medicaid costs have been high priorities for both the federal and state governments. In August 1997, the Balanced Budget Act of 1997 (the "1997 Act") was signed into law. The 1997 Act included numerous program changes directed at balancing the federal budget. The legislation changed Medicare and Medicaid policy in a number of ways, including the phase in of the Medicare prospective payment system ("PPS"). PPS reimburses a skilled nursing facility based upon the acuity level of Medicare patients in the skilled nursing facility. Acuity level is measured by which one of 44 Resource Utilization Grouping ("RUG") categories a particular patient is classified.

     In November 1999, the Medicare, Medicaid and State Child Health Insurance Program ("SCHIP") Balanced Budget Refinement Act of 1999 ("BBRA 1999") was signed into law. BBRA 1999 refined the 1997

Act and restored approximately $2.7 billion in Medicare funding for skilled nursing providers over the next three years. The provisions of BBRA 1999 included:

     - the option for a skilled nursing provider to continue being reimbursed in accordance with the payment schedule set forth under the 1997 Act, or 100% of the federally-determined acuity-adjusted rate, effective for cost reporting periods starting on or after January 1, 2000;

     - a temporary increase of 20% in the federal adjusted per diem rates for 15 RUG categories covering extensive services, special care, clinically complex, and high and medium rehabilitation, for the period from April 1, 2000 through September 30, 2000; however, HCFA did not recalculate the necessary refinements to the overall RUG-III system, and the 20% increase was extended until such time as the calculations are completed;

     - a 4% increase in the federal adjusted per diem rates for all 44 RUG categories for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002;

     - a two-year moratorium on implementing the two Part B $1,500 therapy limitations contained in the 1997 Act, effective January 1, 2000 through January 1, 2002;

     - a retroactive provision that corrects a technical error in the 1997 Act denying payment of Part B services to skilled nursing facilities participating in PPS demonstration projects; and

     - the exclusion from the Medicare PPS rates of ambulance services to and from dialysis, prosthetic devices, radioisotopes and chemotherapy furnished on or after April 1, 2000.

     We chose to be reimbursed at 100% of the federally-determined acuity-adjusted rate on approximately 300 of our nursing facilities effective January 1, 2000 and an additional 48 effective January 1, 2001.

     In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") was signed into law. BIPA is intended to invest an additional $35 billion in enhanced medical benefits and to increase Medicare and Medicaid payments to providers over the next five years. Approximately $2 billion of this amount is expected to benefit nursing home providers and approximately $2 billion is intended to benefit home health agencies. The specific provisions of BIPA include, among other things:

     - an inflation update to the full market basket for 2001 for skilled nursing facilities and home health agencies, and market basket minus .5% in 2002 and 2003 for skilled nursing facilities;

     - a 16.66% increase in the nursing component of all 44 RUG categories effective April 1, 2001, with a requirement that all skilled nursing facilities post on a daily basis for each shift the current number of licensed and unlicensed nursing staff directly responsible for resident care in the facility beginning January 1, 2003;

     - an additional one-year moratorium on therapy caps through 2002;

     - a 6.7% increase in the federal adjusted per diem rates for certain rehabilitation RUG categories starting April 1, 2002;

     - a 5% increase in the base Medicare daily payment rates for hospice care beginning April 1, 2001; and

     - an additional one-year delay until October 1, 2002 in the 15% reduction in aggregate PPS rates for home health agencies.

     Certain of the BIPA provisions supercede those of the 1997 Act and BBRA 1999, and other provisions are supplements to those regulations. Assuming a similar volume and mix of Medicare census as those we experienced in 2000, we expect our net operating revenues for 2001 to increase approximately $30 million over 2000 as a result of the BIPA provisions.

OUR INDUSTRY IS HEAVILY REGULATED BY THE GOVERNMENT WHICH REQUIRES OUR COMPLIANCE WITH A VARIETY OF LAWS.

     The operation of our facilities and the services we provide are subject to periodic inspection by governmental authorities to ensure that we are complying with various standards established for continued licensure under state law and certification for participation under the Medicare and Medicaid programs. Additionally, in certain states, certificates of need or other similar approvals are required for expansion of our operations. We could be adversely affected if we cannot obtain these approvals, if the standards applicable to approvals or the interpretation of those standards change and by possible delays and expenses associated with obtaining approvals. Our failure to obtain, retain or renew any required regulatory approvals, licenses or certificates could prevent us from being reimbursed for our services.

     The Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") published survey, certification and enforcement guidelines in July 1999 and December 1999 to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987"). OBRA 1987 authorized HCFA to develop regulations governing survey, certification and enforcement of the requirements for participation by skilled nursing facilities under Medicare and nursing facilities under Medicaid. Among the provisions that HCFA adopted were requirements that:

     - surveys focus on residents' outcomes;

     - all deviations from the participation requirements will be considered deficiencies, but all deficiencies will not constitute noncompliance; and

     - penalties will result for certain types of deficiencies.

     The regulations also identify remedies, as alternatives to termination from participation, and specify the categories of deficiencies for which these remedies will be applied. These remedies include:

     - temporary management;

     - denial of payment for new admissions;

     - denial of payment for all patients;

     - civil monetary penalties of $50 to $10,000;

     - closure of facility and/or transfer of patients in emergencies;

     - directed plans of correction; and

     - directed in-service training.

     HCFA's most recent enforcement guidelines established criteria that:

     - mandate the immediate application of remedies before the provider has an opportunity to correct the deficiency;

     - impose a "per instance" civil monetary penalty up to $10,000 per day; and

     - allow termination in as few as two days.

     We have analyzed the revised HCFA regulations with respect to our programs and facilities, as well as compliance data for the past year. Results of HCFA surveys for the past year determined that over 94% of our nursing facilities surveyed were in compliance with the HCFA criteria. Although we could be adversely affected if a substantial portion of our programs or facilities were eventually determined not to be in compliance with the HCFA regulations, we believe our programs and facilities are generally in compliance.

     In the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and take appropriate corrective action. In most cases, the facility and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions include:

     - the imposition of fines;

     - temporary suspension of admission of new patients to the facility;

     - decertification from participation in the Medicaid or Medicare programs;
       or

     - in extreme circumstances, revocation of a facility's license.

     We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future which could result in significant penalties, as well as adverse publicity.

     We have a Quality Management ("QM") program to help ensure that high quality care is provided in each of our facilities. Our nationwide network of healthcare professionals includes physician medical directors, registered nurses, dieticians, social workers and other specialists who work with regional, district and facility based professionals. Facility based QM is structured through our Beverly Quality System. With a philosophy of quality improvement, internal evaluations are used by local quality improvement teams to identify and correct possible problems and improve care delivery.

     The Social Security Act and regulations of HHS state that providers and related persons who have been convicted of a criminal offense related to the delivery of an item or service under the Medicare or Medicaid programs or who have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service cannot participate in the Medicare or Medicaid programs. Furthermore, providers and related persons who have been convicted of fraud, who have had their licenses revoked or suspended, or who have failed to provide services of adequate quality may be excluded from the Medicare and Medicaid programs.

     In February 2000, as part of the settlement of an investigation by the federal government into our allocation of certain costs to the Medicare program (See "Item 3. Legal Proceedings"), we entered into a Corporate Integrity Agreement with the Office of Inspector General (the "OIG"), which requires that we monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal healthcare programs. It also includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement. We believe that we are in substantial compliance with the requirements of the Corporate Integrity Agreement.

     The "fraud and abuse" anti-kickback provisions of the Social Security Act (the "Antifraud Amendments") make it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive payment in order to induce business for which reimbursement is provided under government health programs, including Medicare and Medicaid. In addition, violators can be subject to civil penalties, as well as exclusion from government health programs. The Antifraud Amendments have been broadly interpreted to make payment of any kind, including many types of business and financial arrangements among providers and between providers and beneficiaries, potentially illegal if any purpose of the payment or financial arrangement is to induce a referral. Accordingly, joint ventures, space and equipment rentals, management and personal services contracts, and certain investment arrangements among providers may be subject to increased regulatory scrutiny.

     From time to time, HHS puts into effect regulations describing, or clarifying, certain arrangements that are not subject to enforcement action under the Social Security Act (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow, leaving a wide range of economic relationships, which many hospitals, physicians and other healthcare providers consider to be legitimate business arrangements, possibly subject to enforcement action under the Antifraud Amendments. The regulations do not intend to comprehensively describe all lawful relationships between healthcare providers and referral sources. The regulations clearly state that just because an arrangement does not qualify for Safe Harbor protection does not mean it violates the Antifraud Amendments. However, it may subject a particular arrangement or relationship to increased regulatory scrutiny.

     In addition to the Antifraud Amendments, Section 1877 of the Social Security Act (known as the "Stark Law") imposes restrictions on financial relationships between physicians and certain entities. The Stark Law provides that if a physician (or an immediate family member of a physician) has a financial relationship with an entity that provides certain designated health services, the physician may not refer a Medicare or Medicaid patient to the entity. In addition, the entity may not bill for services provided by that physician unless an exception to the financial relationship exists. Designated health services include certain services, such as physical therapy, occupational therapy, prescription drugs and home health. The types of financial relationships that can trigger the referral and billing prohibitions include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, and include:

     - denial of payment for services provided;

     - civil monetary penalties of $15,000 for each item claimed;

     - assessments equal to 200% of the dollar value of each such service provided; and

     - exclusion from the Medicare and Medicaid programs.

     Many states where we operate have laws similar to the Antifraud Amendments and the Stark Law, but with broader effect since they apply regardless of the source of payment for care. These laws typically provide criminal and civil penalties, as well as loss of licensure. The scope of these state laws is broad and little precedent exists for their interpretation or enforcement.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes comprehensive revisions or supplements to the Antifraud Amendments. Under HIPAA, it is a federal criminal offense to commit healthcare fraud. Healthcare fraud is defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any healthcare benefit program. In addition, for the first time, federal enforcement officials have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud. HIPAA established that it is a violation to pay a Medicare or Medicaid beneficiary so as to influence such beneficiary to order or receive services from a particular provider or practitioner. Most of the provisions of HIPAA became effective January 1, 1997.

     The 1997 Act also contained a significant number of new fraud and abuse provisions. For example, civil monetary penalties may also be imposed for violations of the Antifraud Amendments (previously, exclusion or criminal prosecution were the only actions under the Antifraud Amendments), as well as for contracting with an individual or entity that a provider knows or should know is excluded from a federal healthcare program. The 1997 Act provides for civil monetary penalties of $50,000 and damages of not more than three times the amount of payment received from the prohibited activity.

     In 1976, Congress established the OIG at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statutes, the OIG has from time to time issued "fraud alerts" identifying segments of the healthcare industry and particular practices that are vulnerable to abuse. The OIG has issued three fraud alerts targeting the skilled nursing industry:

     - an August 1995 alert which relates to the providing of medical supplies to nursing facilities, the fraudulent billing for medical supplies and equipment and fraudulent supplier transactions;

     - a May 1996 alert which focuses on the providing of fraudulent professional services to nursing facility residents; and

     - a March 1998 alert which addresses the interrelationship between hospice services and the nursing home industry, and potentially illegal practices and arrangements.

     The fraud alerts encourage persons having information about potentially abusive practices or transactions to report such information to the OIG.

     In addition to laws addressing referral relationships, several federal laws impose criminal and civil sanctions for fraudulent and abusive billing practices. The federal False Claims Act imposes sanctions, consisting of monetary penalties of up to $11,000 for each claim and three times the amount of damages, on entities and persons who knowingly present or cause to be presented to the federal government a false or fraudulent claim for payment. The Social Security Act prohibits the knowing and willful making of a false statement or misrepresentation of a material fact with respect to the submission of a claim for payment under government health programs (including the Medicare and Medicaid programs). Violations of this provision are a felony offense punishable by fines and imprisonment. The HIPAA provisions establish criminal penalties for fraud, theft, embezzlement, and the making of false statements with respect to healthcare benefits programs (which includes private, as well as government programs). Government prosecutors are increasing their use of the federal False Claims Act to prosecute quality of care deficiencies in healthcare facilities. Their theory behind this is that the submission of a claim for services provided in a manner which falls short of quality of care standards can constitute the submission of a false claim. Under federal law, private parties may bring qui tam whistle-blower lawsuits alleging false claims. Some states have adopted similar whistle-blower and/or false claims provisions.

     In addition to increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs, federal and state regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act and Medicare and Medicaid regulations. From time to time, the Company, like other healthcare providers, is required to provide records to state or federal agencies to aid in such investigations. It is possible that these entities could initiate investigations in the future at facilities we operate and that such investigations could result in significant penalties, as well as adverse publicity.

     A joint federal/state initiative, Operation Restore Trust, was created in 1995 to focus audit and law enforcement efforts on geographic areas and provider types receiving large concentrations of Medicare and Medicaid funds. Under Operation Restore Trust, the OIG and HCFA have undertaken a variety of activities to address fraud and abuse by nursing homes, home health providers and medical equipment suppliers. These activities include financial audits, creation of a Fraud and Waste Report Hotline, and increased investigations and enforcement activity.

     In addition to its antifraud provisions, HIPAA also requires improved efficiency in healthcare delivery by standardizing electronic data interchange and by protecting the confidentiality and security of health data. More specifically, HIPAA calls for:

     - standardization of electronic patient health, administrative and financial data;

     - unique health identifiers for individuals, employers, health plans and healthcare providers; and

     - security standards protecting the confidentiality and integrity of individually identifiable health information.

     In August 2000, final regulations surrounding standards for electronic transactions and code sets, as required under HIPAA, were released. These standards will allow entities within the healthcare system to exchange medical, billing and other information and to process transactions in a more timely and cost effective manner. These new transactions and code sets must be implemented by October 2002. In December 2000, the final privacy standards were released and must be implemented by February 2003. The privacy standards are designed to protect the privacy of patients' medical records. While the Bush administration and Congress are reexamining these privacy standards, it is uncertain whether there will be changes to the standards or to the effective date. Security and other standards are expected to be issued in 2001. All standards are required to be fully implemented within two years of final issuance, with civil and criminal penalties established for noncompliance.

     HHS estimates that implementation of the electronic transactions and code sets, the privacy standards and the security standards will cost the healthcare industry between $1.8 billion and $6.3 billion over the next five years. We have established a working group to assess our current systems and processes, as well as to design plans to implement these new standards. We are currently evaluating the impact of the new standards on our consolidated financial position and results of operations.

WE ARE SUBJECT TO INCREASINGLY EXPENSIVE AND UNPREDICTABLE PATIENT CARE LIABILITY COSTS.

     General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and difficult to estimate. We, along with most of our competitors, are experiencing substantial increases in both the number of claims and lawsuits, as well as the size of the typical claim and lawsuit. This phenomenon is most evident in the state of Florida, where well-intended patient rights' statutes tend to be exploited by plaintiffs' attorneys. These statutes allow for actual damages, punitive damages and plaintiff attorney fees to be included in any proven violation. Industry statistics show that Florida long-term care providers:

     - incur more than four times the number of general liability claims as compared to the rest of the country;

     - have general liability claims that are approximately 300% higher in cost than the rest of the country; and

     - incur 44% of the cost for general liability claims for the country, but only represent approximately 10% of the total nursing facility beds.

     Insurance companies are exiting the state of Florida, or severely restricting their capacity to write long-term care general liability insurance. Insurers cannot provide coverage when faced with the magnitude of losses and the explosive growth of claims. Our overall general liability costs per bed in Florida are severely out of line with the rest of the country and continue to escalate.

     We have been exploring strategic alternatives for our nursing home operations in Florida. Several parties have expressed an interest in purchasing all, or a portion, of these operations, which include 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) (the "Florida facilities"). We plan to sell one remaining nursing facility (56 beds) in Florida and certain other assets located in Florida in separate transactions. Due diligence research is currently underway by potential buyers interested in the Florida facilities. During 2000, the Florida facilities had net operating revenues of approximately $267,000,000 and had total assets of approximately $237,000,000 at December 31, 2000. It is too early to speculate on timing or pricing of a potential transaction or to estimate the ultimate impact of the sale of the Florida facilities on our consolidated financial position, results of operations or cash flows.

OUR FAILURE TO ATTRACT QUALIFIED PERSONNEL COULD HARM OUR BUSINESS.

     At December 31, 2000, we had approximately 64,000 associates. We are subject to both federal minimum wage and applicable federal and state wage and hour laws. In addition, we maintain various employee benefit plans.

     Due to nationwide low unemployment rates, we are currently experiencing difficulty attracting and retaining nursing assistants, nurses' aides and other facility-based personnel. Our weighted average wage rate and use of contract nursing personnel have increased, indicating the difficulty our facilities are having in attracting these personnel. We are addressing this challenge through recruiting and retention programs and training initiatives. These programs and initiatives may not stabilize or improve our ability to attract and retain these personnel. Our inability to control labor availability and cost could have a material adverse affect on our future operating results.

     Approximately 7% of our associates, who work in approximately 100 of our nursing facilities, are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. Being one of the largest employers within the long-term healthcare industry, we have been the target of a "corporate campaign" by two AFL-CIO affiliated unions attempting to organize certain of our facilities. We have never experienced any material work stoppages and believe that our relations with our associates are generally good. However, we cannot predict the effect continued union representation or organizational activities will have on our future activities. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on our operations.

     Excessive litigation is a tactic common to "corporate campaigns" and one that is being employed against us. There are several proceedings against facilities we operate before the National Labor Relations Board ("NLRB"). These proceedings consolidate individual cases from separate facilities. Certain of these proceedings are currently pending before the NLRB. We are vigorously defending these proceedings. We believe, based on advice from our Deputy General Counsel, that many of these cases are without merit. Further, it is our belief that the NLRB-related proceedings, individually and in the aggregate, are not material to our consolidated financial position, results of operations, or cash flows.

CERTAIN TRENDS IN THE HEALTHCARE INDUSTRY ARE PUTTING PRESSURE ON OUR ABILITY TO MAINTAIN NURSING FACILITY CENSUS.

     Over the past decade a number of trends have developed that have impacted our census. These trends include:

     - overbuilding of nursing facilities in states that have eliminated the certificate of need process for new construction;

     - creation of nursing facilities by acute care hospitals to keep discharged patients within their complex;

     - rapid growth of assisted living facilities, which sometimes are more attractive to less medically complex patients; and

     - the development of the scope and availability of health services delivered to the home.

     The impact of these trends on nursing facility census varies from facility to facility, from community to community and from state to state.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We have a significant amount of indebtedness. At December 31, 2000, we had approximately $791,358,000 of outstanding indebtedness. This outstanding indebtedness does not include approximately $94,871,000 of amounts we owe to the federal government under the civil settlement agreement. Our substantial indebtedness could:

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate activities;

     - limit our flexibility in planning for, or reacting to, changes in our business and industry;

     - place us at a competitive disadvantage compared to other less leveraged competitors;

     - increase our vulnerability to general adverse economic and industry conditions; or

     - limit our ability to pursue business opportunities that may be in our interest.

     If we add new indebtedness to our existing debt levels, it could increase the related risks that we face.

IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW TO SERVICE OUR INDEBTEDNESS OR REFINANCE OUR INDEBTEDNESS AT COMMERCIALLY REASONABLE TERMS, OUR BUSINESS AND FINANCIAL RESULTS COULD SUFFER.

     Our ability to make payments on, or to refinance, our indebtedness and to fund planned expenditures depends on our ability to generate cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our $375,000,000 secured revolving credit facility, which expires on December 31, 2001, depends on our satisfying various covenants. These covenants, among other things:

     - limit our ability and the ability of our subsidiaries to borrow and place liens on our assets or their assets;

     - require us to comply with a coverage ratio test;

     - require us to maintain a minimum consolidated net worth;

     - limit our ability to merge with other parties or sell all or substantially all of our assets; and

     - limit our and our subsidiaries' ability to make investments.

     We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our revolving credit facility matures on December 31, 2001, and we will be required to renegotiate, extend or refinance this facility in 2001. We cannot assure you that we will be able to refinance our credit facility, or any other outstanding indebtedness, at commercially reasonable terms, if at all. Refinancing our credit facility could result in:

     - an increase in the interest rate over the rate we currently pay;

     - additional or more restrictive covenants than those outlined above; or

     - granting of a security interest in additional collateral.

     Our inability to generate sufficient cash flow to service our indebtedness or refinance our indebtedness at commercially reasonable terms could have a material adverse affect on our business and results of operations.

THERE MAY BE VOLATILITY IN OUR STOCK PRICE.

     The market price of our Common Stock is based in large part on professional securities analysts' expectations that our business will continue to grow and that we will achieve certain profit levels. If our financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning our growth potential and future financial performance. If the securities analysts who regularly follow our Common Stock lower their ratings of our Common Stock or lower their projections for our future growth and financial performance, the market price of our Common Stock is likely to drop significantly.

ITEM 2. PROPERTIES.

     On February 28, 2001, we operated 531 nursing facilities, 34 assisted living centers, 165 outpatient therapy clinics and 58 hospice and home care centers in 33 states and the District of Columbia. Most of our 171 leased nursing facilities are subject to "net" leases which require us to pay all taxes, insurance and maintenance costs. Most of these leases have original terms from ten to fifteen years and contain at least one renewal option. Renewal options typically extend the original terms of the leases by five to fifteen years. Many of these leases also contain purchase options. We consider our physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of our nursing facilities and assisted living centers are included in the collateral securing our obligations under various debt agreements. See "Part II, Item 8 -- Note 6 of Notes to Consolidated Financial Statements."

     The following is a summary of our nursing facilities, assisted living centers, outpatient therapy clinics and hospice and home care centers at February 28, 2001:

                                NURSING FACILITIES    ASSISTED LIVING
                                -------------------       CENTERS        OUTPATIENT   HOSPICE AND
                                                      ----------------    THERAPY      HOME CARE
                                            TOTAL                         CLINICS       CENTERS
                                          LICENSED              TOTAL    ----------   -----------
LOCATION                        NUMBER      BEDS      NUMBER    UNITS      NUMBER       NUMBER
--------                        -------   ---------   -------   ------   ----------   -----------
Alabama.......................     21       2,743       --         --        --           --
Arizona.......................      3         480       --         --        --           --
Arkansas......................     37       4,370        3         64        --           --
California....................     66       7,127        3        185        39           17
Colorado......................     --          --       --         --        15           --
Delaware......................     --          --       --         --         4           --
District of Columbia..........      1         355       --         --        --           --
Florida.......................     50       6,185        4        315        --           --
Georgia.......................     15       1,970        4        109        21            3
Hawaii........................      2         396       --         --        --           --
Illinois......................      3         275       --         --        --           --
Indiana.......................     32       4,887        1         16        --            1
Kansas........................     25       1,476        2         29        --           --
Kentucky......................      8       1,039       --         --        --           --
Maryland......................      4         585        1         16         6           --
Massachusetts.................     19       2,073       --         --        --           --
Michigan......................      2         206       --         --        --           --
Minnesota.....................     30       2,390        2         28        --           --
Mississippi...................     21       2,598       --         --        --           --
Missouri......................     26       2,598        3        101        --            1
Nebraska......................     24       2,125        1         19        --            4
Nevada........................     --          --       --         --        --            1
New Jersey....................      1         120       --         --        --           --
North Carolina................     10       1,278        1         16        10           23
Ohio..........................     12       1,433       --         --         5           --
Pennsylvania..................     42       4,776        3         61        12            5
South Carolina................      2         216       --         --        15           --
South Dakota..................     17       1,217        1         36        --           --
Tennessee.....................      7         929        2         57        --           --
Texas.........................     --          --       --         --        38            2
Virginia......................     15       1,937        3         80        --           --
Washington....................      7         648       --         --        --           --
West Virginia.................      3         310       --         --        --           --
Wisconsin.....................     26       2,838       --         --        --            1
                                  ---      ------       --      -----       ---           --
                                  531      59,580       34      1,132       165           58
                                  ===      ======       ==      =====       ===           ==
CLASSIFICATION
Owned.........................    358      39,306       29        846        --           --
Leased........................    171      20,162        5        286       165           58
Managed.......................      2         112       --         --        --           --
                                  ---      ------       --      -----       ---           --
                                  531      59,580       34      1,132       165           58
                                  ===      ======       ==      =====       ===           ==

ITEM 3. LEGAL PROCEEDINGS.

     On February 3, 2000, we entered into a series of agreements with the U.S. Department of Justice and the Office of Inspector General (the "OIG") of the Department of Health and Human Services. These agreements settled the federal government's investigations of the Company relating to our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations").

     The agreements consist of:

     - a Plea Agreement;

     - a Civil Settlement Agreement;

     - a Corporate Integrity Agreement; and

     - an agreement concerning the disposition of 10 nursing facilities.

     Under the Plea Agreement, one of our subsidiaries pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare and paid a criminal fine of $5,000,000 during the first quarter of 2000.

     Under the Civil Settlement Agreement, we paid the federal government $25,000,000 during the first quarter of 2000 and are reimbursing the federal government an additional $145,000,000 through withholdings from our biweekly Medicare periodic interim payments in equal installments over eight years. In addition, we agreed to resubmit certain Medicare filings to reflect reduced labor costs allocated to the Medicare program.

     Under the Corporate Integrity Agreement, we are required to monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal healthcare programs. It also includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement. We believe that we are in substantial compliance with the requirements of the Corporate Integrity Agreement.

     In accordance with our agreement to dispose of 10 nursing facilities, we disposed of seven of the facilities during 2000. We expect to dispose of the remainder during 2001. The carrying values of these facilities have been adjusted to our best estimate of their net realizable values.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of our officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral agreement on this motion was held on April 6, 2000. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, we believe that we acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

     In addition, since July 29, 1999, eight derivative lawsuits have been filed in the federal and state courts of Arkansas, California and Delaware, as well as the federal district court in Arkansas, (collectively, the "Derivative Actions"), including:

     - Norman M. Lyons v. David R. Banks, et al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999, and the parties filed an Agreed Motion to Stay the proceedings on January 17, 2000;

     - Alfred Badger, Jr. v. David R. Banks, et al., Case No. OT99-4353, was filed in the Chancery Court of Pulaski County, Arkansas (1st Division) on or about August 17, 1999 and voluntarily dismissed on November 30, 1999;

     - James L. Laurita v. David R. Banks, et al., Case No. 17348NC, was filed in the Delaware Chancery Court on or about August 2, 1999;

     - Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999;

     - Alan Friedman v. David R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999;

     - Elles Trading Company v. David R. Banks, et al., was filed in the Superior Court for San Francisco County, California on or about August 4, 1999 and removed to federal district court;

     - Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999; and

     - Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999.

     The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and Friedman actions. The parties have agreed to stay the consolidated action pending the outcome of the motion to dismiss in the Class Action. The plaintiffs in the Elles Trading Company action filed a notice of voluntary dismissal on February 3, 2000. The Kushner and Richardson actions were ordered to be consolidated as In Re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, Plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties have agreed to stay the consolidated action pending the outcome of the motion to dismiss in the Class Action, but the stipulation has not been entered by the Court.

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

     Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, we believe that we acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

     There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS AND DIRECTORS

     Each of our executive officers and directors holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The executive officers and directors, as of February 28, 2001, are as follows:

                   NAME                                      POSITION                    AGE
                   ----                                      --------                    ---
David R. Banks(3).........................  Chairman of the Board and Director           64
William R. Floyd..........................  President, Chief Executive Officer and
                                            Director                                     56
Douglas J. Babb...........................  Executive Vice President -- Law and
                                              Government Relations and Secretary         48
William A. Mathies........................  Executive Vice
                                            President -- Innovation/Services             41
T. Jerald Moore...........................  Executive Vice President -- Human
                                            Resources                                    60
Philip W. Small...........................  Executive Vice President -- Operational
                                            Finance                                      44
Bobby W. Stephens.........................  Executive Vice President -- Procurement      56
Scott M. Tabakin..........................  Executive Vice President and Chief
                                            Financial Officer                            42
Patrice K. Acosta.........................  Senior Vice President -- Professional
                                            Services                                     44
Eugene B. Clarke..........................  Senior Vice President -- Quality
                                            Management                                   60
Pamela H. Daniels.........................  Senior Vice President, Controller and
                                              Chief Accounting Officer                   37
David L. Devereaux........................  Senior Vice President -- Operations          38
Cletus C. Hess............................  Senior Vice President -- Compliance          36
Schuyler Hollingsworth, Jr. ..............  Senior Vice President and Treasurer          54
Beryl F. Anthony, Jr.(2)(3)(4)............  Director                                     63
Carolyne K. Davis, R.N., Ph.D.(3)(5)......  Director                                     69
James R. Greene(1)(2)(5)..................  Director                                     79
Edith E. Holiday(1)(4)(5).................  Director                                     49
Jon E.M. Jacoby(1)(3).....................  Director                                     62
Risa J. Lavizzo-Mourey, M.D.(2)(5)........  Director                                     46
James W. McLane(1)(2).....................  Director                                     62
Marilyn R. Seymann, Ph.D.(1)(4)(5)........  Director                                     58

---------------

(1) Member of the Audit and Compliance Committee.

(2) Member of the Compensation Committee.

(3) Member of the Executive Committee.

(4) Member of the Nominating Committee.

(5) Member of the Quality Management Committee.

     Mr. Banks has been a director of the Company since 1979 and Chairman of the Board since March 1990. Mr. Banks served as Chief Executive Officer from May 1989 to February 2001 and was President of the Company from 1979 to September 1995. Mr. Banks is a director of Nationwide Health Properties, Inc., Ralston Purina Company and Agribrands International, Inc.

     Mr. Floyd joined the Company in April 2000 as President and Chief Operating Officer and was elected Chief Executive Officer in February 2001. From 1996 to 1998, he was Chief Executive Officer of Choice Hotels International, and from 1995 to 1996, he was Senior Vice President -- Operations of Taco Bell Corporation. He has been a director of the Company since July 2000.

     Mr. Babb joined the Company in April 2000 as Executive Vice President, General Counsel and Secretary. He was named head of Government Relations in January 2001. Mr. Babb was Senior Vice President and Chief of Staff for Burlington Northern Santa Fe Corporation ("BNSF") from 1995 to 1997 and Senior Vice President -- Merchandise Business Unit for BNSF from 1997 to 1999.

     Mr. Mathies joined the Company in 1981 as an Administrator in training. He was an Administrator until 1986 at which time he became a Regional Manager. In 1988, Mr. Mathies was elected Vice President of Operations for the California region and was elected Executive Vice President of the Company in September 1995 and served as President of the corporations within Beverly Healthcare from September 1995 to January 2001. In January 2001, he was named head of the Company's Innovation/Services division.

     Mr. Moore joined the Company as Executive Vice President in December 1992 and served as President of the corporations within Beverly Specialty Hospitals from June 1996 to June 1998. He was named interim head of Human Resources in January 2001. Mr. Moore was employed at Aetna Life and Casualty from 1963 to 1992 and was elected Senior Vice President in 1990.

     Mr. Small joined the Company in January 1986 as Reimbursement Manager, was promoted to Division Controller in September 1986 and Director of Finance for the California Region in 1989. He was elected Vice President -- Reimbursement in September 1990, Senior Vice President -- Finance in 1995, Executive Vice President -- Strategic Planning and Operations Support in August 1998 and named head of Operational Finance in January 2001.

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

     Mr. Tabakin joined the Company in October 1992 as Vice President, Controller and Chief Accounting Officer. He was elected Senior Vice President in May 1995 and Executive Vice President and Chief Financial Officer in October 1996. From 1980 to 1992, Mr. Tabakin was with Ernst & Young LLP. Mr. Tabakin is a director of St. Edward Mercy Medical Center.

     Ms. Acosta joined the Company in October 1996 as Vice President -- Risk Management. She was elected Senior Vice President -- Professional Services in January 2001. Prior to joining the Company, Ms. Acosta was Vice
President -- Risk Management at Regency Health Services.

     Mr. Clarke joined the Company in 1987 as Director of Government Program Compliance. He was elected Vice President in 1989 and Senior Vice
President -- Quality Assurance in December 1991. Mr. Clarke is a director of St. Edward Mercy Medical Center.

     Ms. Daniels joined the Company in May 1988 as Audit Coordinator. She was promoted to Financial Reporting Senior Manager in 1991 and Director of Financial Reporting in 1992. She was elected Vice President, Controller and Chief Accounting Officer in October 1996 and Senior Vice President in December 1999. From 1985 to 1988, Ms. Daniels was with Price Waterhouse Coopers LLP.

     Mr. Devereaux joined the Company in August 1998 as Senior Vice
President -- Operations for Specialty Services Division of Beverly Healthcare and was elected President of the corporations within Beverly Healthcare in January 2001. From 1996 to 1998, Mr. Devereaux was District Vice President of Manor Care Health Services.

     Mr. Hess joined the Company in May 1995 as Senior
Attorney -- Reimbursement. He was elected Vice President -- Compliance in May 1998 and Senior Vice President in December 1999. From 1990 to 1995, Mr. Hess was with Duane Morris & Heckscher.

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

     Ms. Holiday is an attorney. She served as White House Liaison for the Cabinet and all federal agencies during the George H.W. Bush administration. Prior to that, Ms. Holiday served as General Counsel of the U.S. Treasury Department, as well as its Assistant Secretary of Treasury for Public Affairs and Public Liaison. She is a director of Amerada Hess Corporation, Hercules Incorporated, H.J. Heinz Company and RTI International Metals, Inc. She is also a director or trustee of various investment companies in the Franklin Templeton group of funds. She has been a director of the Company since March 1995.

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

     Dr. Lavizzo-Mourey is Director of the Institute of Aging, Chief of the Division of Geriatric Medicine, Associate Executive Vice President for health policy and Professor of Medicine at the University of Pennsylvania, Ralston-Penn Center. She is a director of Hanger Orthopedic Group, Inc. She has been a director of the Company since March 1995.

     Mr. McLane is President and Chief Executive Officer of Healthaxis Inc. From 1997 until early 2000, he was President and Chief Operating Officer of NovaCare, Inc. He previously served as Executive Vice President of Aetna Life and Casualty and as Chief Executive Officer of Aetna Health Plans. He is a director of Healthaxis Inc. and UltraTouch, Inc. He has been a director of the Company since October 2000.

     Ms. Seymann is President and Chief Executive Officer of M One, Inc., a management and information systems consulting firm specializing in the financial services industry. She is a director of Community First Bankshares, Inc., True North Communications, Inc. and NorthWestern Corporation. She has been a director of the Company since March 1995.

     During 2000, there were seven meetings of the Board of Directors. Each director, except Jon E.M. Jacoby, attended at least 75% of the meetings of the Board and committees on which he or she served.

     In 2000, non-employee directors received a retainer fee of $25,000 for serving on the Board and an additional fee of $1,000 for each Board or committee meeting attended ($500 if attended by telephone). The chairperson of each committee received an additional $1,000 for each committee meeting attended. Such fees can be deferred, at the option of the director, as provided for under the Non-Employee Director Deferred Compensation Plan (discussed below). Mr. Banks, our current Chairman of the Board and Mr. Floyd, our current President and Chief Executive Officer, received no additional cash compensation during 2000 for serving on the Board or its committees.

     The Non-Employee Director Deferred Compensation Plan provides each non-employee director the opportunity to receive awards equivalent to shares of our Common Stock ("deferred share units") and to defer receipt of compensation for services rendered to the Company. There are three types of contributions available under the plan:

     - deferral of all or part of retainer and meeting fees to a pre-tax deferred compensation account either into a cash account, which is credited with interest, or a deferred share unit account, with each unit having a value equivalent to one share of our Common Stock;

     - a 25% match on the amount of fees deferred in the deferred share unit account; and

     - a grant of 675 deferred share units each year.

     Distributions under the plan will commence upon retirement, termination, death or disability and will be made in shares of our Common Stock unless the Board of Directors approves payment in cash.

     Under the Non-Employee Directors Stock Option Plan, there are 300,000 shares of our $.10 par value common stock ("Common Stock") authorized for issuance, subject to certain adjustments. The plan, as amended, provides that 3,375 stock options be granted to each non-employee director on June 1 of each year until the plan is terminated, subject to the availability of shares. Such stock options are granted at a purchase price equal to the fair market value of our Common Stock on the date of grant, become exercisable one year after the date of grant and expire ten years after the date of grant.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is listed on the New York and Pacific Stock Exchanges. The table below sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as reported on the New York Stock Exchange composite tape.

                                                                 PRICES
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
1999
  First Quarter.............................................  $6.94   $4.50
  Second Quarter............................................   8.19    4.31
  Third Quarter.............................................   8.00    3.88
  Fourth Quarter............................................   5.19    3.50
2000
  First Quarter.............................................  $4.56   $2.50
  Second Quarter............................................   4.00    2.75
  Third Quarter.............................................   6.38    2.56
  Fourth Quarter............................................   8.25    3.81
2001
  First Quarter (through February 28).......................  $8.30   $5.94

     We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on our Common Stock. During 2000 and 1999, we did not pay any cash dividends on our Common Stock and no future dividends are currently planned.

     On February 28, 2001, there were 5,249 record holders of our Common Stock.

EMPLOYEE STOCK PURCHASE PLAN

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of our Common Stock at the current market price through payroll deductions. We have historically made contributions in the amount of 30% of the participant's contribution. Effective January 1, 2001, we reduced such contributions to 15% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charge to our statement of operations for the year ended December 31, 2000 related to this plan was approximately $1,192,000. On December 31, 2000, there were approximately 2,600 participants in the plan.

     Merrill Lynch & Co., Merrill Lynch World Headquarters, North Tower, World Financial Center, New York, New York 10281, was appointed broker to open and maintain an account in each participant's name and to purchase shares of our Common Stock on the New York Stock Exchange for each participant.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table of selected financial data should be read along with our consolidated financial statements and related notes thereto for 2000, 1999 and 1998 included elsewhere in this Annual Report on Form 10-K.

                                                                AT OR FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------
                                                   2000           1999         1998(1)        1997(2)          1996
                                               ------------   ------------   ------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net operating revenues.......................  $  2,625,610   $  2,546,672   $  2,812,232   $  3,217,099   $  3,267,189
Interest income..............................         2,650          4,335         10,708         13,201         13,839
                                               ------------   ------------   ------------   ------------   ------------
        Total revenues.......................     2,628,260      2,551,007      2,822,940      3,230,300      3,281,028
Costs and expenses:
  Operating and administrative...............     2,481,914      2,354,328      2,633,135      2,888,021      2,958,942
  Interest...................................        80,016         72,578         65,938         82,713         91,111
  Depreciation and amortization..............       100,061         99,160         93,722        107,060        105,468
  Asset impairments, workforce reductions and
    other unusual items......................        43,033         23,818         69,443         44,000             --
  Special charges related to settlements of
    federal government investigations........            --        202,447          1,865             --             --
  Year 2000 remediation......................            --         12,402          9,719             --             --
                                               ------------   ------------   ------------   ------------   ------------
        Total costs and expenses.............     2,705,024      2,764,733      2,873,822      3,121,794      3,155,521
                                               ------------   ------------   ------------   ------------   ------------
Income (loss) before provision for (benefit
  from) income taxes, extraordinary charge
  and cumulative effect of change in
  accounting for start-up costs..............       (76,764)      (213,726)       (50,882)       108,506        125,507
Provision for (benefit from) income taxes....       (22,262)       (79,079)       (25,936)        49,913         73,481
Extraordinary charge, net of income tax
  benefit of $1,057 in 1998 and $1,099 in
  1996.......................................            --             --         (1,660)            --         (1,726)
Cumulative effect of change in accounting for
  start-up costs, net of income tax benefit
  of $2,811..................................            --             --         (4,415)            --             --
                                               ------------   ------------   ------------   ------------   ------------
Net income (loss)............................  $    (54,502)  $   (134,647)  $    (31,021)  $     58,593   $     50,300
                                               ============   ============   ============   ============   ============
Diluted income (loss) per share of common
  stock:
  Before extraordinary charge and cumulative
    effect of change in accounting for
    start-up costs...........................  $      (0.53)  $      (1.31)  $       (.24)  $        .57   $        .50
  Extraordinary charge.......................            --             --           (.02)            --           (.01)
  Cumulative effect of change in accounting
    for start-up costs.......................            --             --           (.04)            --             --
                                               ------------   ------------   ------------   ------------   ------------
  Net income (loss)..........................  $      (0.53)  $      (1.31)  $       (.30)  $        .57   $        .49
                                               ============   ============   ============   ============   ============
  Shares used to compute per share amounts...   102,452,000    102,491,000    103,762,000    103,422,000    110,726,000
CONSOLIDATED BALANCE SHEET DATA:
Total assets.................................  $  1,875,993   $  1,982,880   $  2,160,511   $  2,073,469   $  2,525,082
Current portion of long-term debt............  $    227,111   $     34,052   $     27,773   $     31,551   $     38,826
Long-term debt, excluding current portion....  $    564,247   $    746,164   $    878,270   $    686,941   $  1,106,256
Stockholders' equity.........................  $    583,993   $    641,124   $    776,206   $    862,505   $    861,095
OTHER DATA:
Average occupancy percentage(3)..............          87.0%          87.2%          88.7%          88.9%          87.4%
Number of nursing home beds..................        59,799         62,217         62,293         63,552         71,204

---------------

(1) Amounts for 1998 include the operations of American Transitional Hospitals, Inc. through June 30, 1998.

(2) Amounts for 1997 include the operations of Pharmacy Corporation of America through December 3, 1997.

(3) Average occupancy percentage for 2000, 1999, 1998 and 1997 was based on operational beds, and for 1996, such percentage was based on licensed beds. Average occupancy percentage for 2000, 1999, 1998 and 1997 based on licensed beds was 84.9%, 85.3%, 86.9% and 87.1%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

  2000 COMPARED TO 1999

  RESULTS OF OPERATIONS

     Net loss was $54,502,000 for the year ended December 31, 2000, compared to net loss of $134,647,000 for the year ended December 31, 1999. Net loss for 2000 included a pre-tax charge of approximately $44,400,000 related to increasing reserves for patient care liability costs (See "Operating and Administrative Expenses"), as well as pre-tax charges totaling approximately $43,000,000 for asset impairments, workforce reductions and other unusual items (as described below). Net loss for 1999 included special pre-tax charges of approximately $202,400,000 related to the settlements of, and investigation costs related to, the Allocation Investigations, as well as pre-tax charges totaling approximately $23,800,000 for asset impairments, workforce reductions and other unusual items (See "1999 Compared to 1998 -- Results of Operations").

     During 2000, we recorded pre-tax charges totaling approximately $43,000,000, including $35,500,000 for asset impairments, $6,100,000 for workforce reductions and $1,400,000 for other unusual items. The asset impairment charges of $35,500,000 primarily related to:

     - write-down of goodwill of $24,800,000 and property and equipment of $1,000,000 on certain under-performing outpatient therapy clinics having operating losses for the past three years and expected future operating losses. Management estimated the undiscounted future cash flows to be generated by each clinic and reduced the carrying value to its estimate of fair value. Management calculated the fair values of the impaired clinics by using the present value of estimated future cash flows. These assets were included in the total assets of Beverly Care Alliance.

     - write-down of property and equipment of $5,100,000 and recording of closing and other costs of $3,000,000 related to six nursing facilities with an aggregate carrying value of approximately $6,000,000 that management plans on closing, or terminating the leases on, during 2001. These assets generated pre-tax losses of approximately $2,400,000 during the year ended December 31, 2000 and were included in the total assets of Beverly Healthcare. Management calculated the fair values of these facilities by using the present value of estimated future cash flows, or its best estimate of what these facilities, or similar facilities in that state, would sell for in the open market.

     - write-off of abandoned projects totaling $2,100,000;

     - write-off of an investment in a physician practice management company of $2,000,000; and

     - reversal of $2,500,000 of prior year asset impairment charges (see "1999 Compared to 1998 -- Results of Operations").

     The workforce reduction charges of $6,100,000 primarily related to severance agreements associated with seven executives. Approximately $2,200,000 was paid during 2000, and the remainder is expected to be paid during the first quarter of 2001. Four of the executives were notified in late 2000 that their positions would be eliminated as part of a reorganization of our operating and support group functions. Such reorganization was formally announced in the first quarter of 2001. The purpose of the reorganization is to improve the level of service provided to our nursing facilities and other business units (see "Part I, Item 1. Business"). We currently estimate that an additional pre-tax charge of approximately $20,000,000 will be recognized during the first quarter of 2001 related to this reorganization.

  INCOME TAXES

     We had an annual effective tax rate of 29% for the year ended December 31, 2000, compared to an annual effective tax rate of 37% for the year ended December 31, 1999. The annual effective tax rate for 2000 was different than the federal statutory rate primarily due to amortization of nondeductible goodwill and state income taxes, partially offset by the benefit of certain tax credits. Amortization of nondeductible goodwill was impacted by the write-down of goodwill on certain under-performing outpatient therapy clinics (as discussed above). The annual effective tax rate for 1999 was different than the federal statutory rate primarily due to the impact of state income taxes.

     At December 31, 2000, we had federal net operating loss carryforwards of $152,824,000 for income tax purposes which expire in years 2018 through 2020 and general business tax credit carryforwards of $12,257,000 for income tax purposes which expire in years 2009 through 2020. For financial reporting purposes, the federal net operating loss carryforwards and the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. Our net deferred tax assets at December 31, 2000 will be realized through the reversal of temporary taxable differences, future taxable income and the implementation of tax planning strategies, as needed.

     We have relied on various factors to conclude that it is more likely than not that our future results of operations and/or tax planning strategies coupled with the reversal of existing taxable temporary differences will generate sufficient taxable income to realize our net deferred tax assets. Our results of operations for the last three years are not reflective of our future earnings potential. Our results of operations have been negatively impacted by the occurrence of several events that are not anticipated to recur in future periods. The 1997 Act phased in the Medicare prospective payment system, which was effective for us on January 1, 1999. We experienced a reduction in our 1999 net operating revenues of approximately $114,000,000 as compared to 1998 as a result of the 1997 Act. However, we experienced an increase in our 2000 net operating revenues as compared to 1999 related to the impact of BBRA 1999, and we anticipate that our net operating revenues for 2001 as compared to 2000 will increase approximately $30,000,000 as a result of the BIPA provisions.

     Our results of operations for the last three years have also included pre-tax charges totaling approximately $87,400,000, $270,300,000 and $163,200,000 for 2000, 1999 and 1998, respectively. These pre-tax charges primarily related to increasing reserves for patient care liability costs, asset impairments, workforce reductions and other unusual items, as well as special charges related to settlements of federal government investigations and year 2000 remediation costs (as discussed herein).

     Given the significant effects the above unusual charges and events had on our recent results of operations, we believe our expectation of future income is reasonable. In addition, we are exploring strategic alternatives, including the possible divestiture, for our nursing home operations in Florida, where we have incurred significant patient care liability costs. We would expect a positive impact on our future core operating results due to the divestiture of our Florida nursing operations; however, no assurances can be made of the ultimate impact of the sale of these operations on our future consolidated financial position, results of operations or cash flows. If additional income above that produced by ordinary and recurring operations is needed to realize the benefit of our net deferred tax assets, we could enter into sale-leaseback transactions involving operating assets that would accelerate reversal of taxable temporary differences. Therefore, we do not believe that a deferred tax valuation allowance is necessary at December 31, 2000.

  NET OPERATING REVENUES

     We reported net operating revenues of $2,625,610,000 during the year ended December 31, 2000 compared to $2,546,672,000 for the same period in 1999. Approximately 92% and 91% of our total net operating revenues for the years ended December 31, 2000 and 1999, respectively, were derived from services provided by Beverly Healthcare. The increase in net operating revenues of approximately $78,900,000 for the year ended December 31, 2000, as compared to the same period in 1999, consists of the following:

     - an increase of $96,800,000 due to facilities which the Company operated during each of the years ended December 31, 2000 and 1999 ("same facility operations");

     - an increase of $50,500,000 due to acquisitions and openings of newly-constructed facilities;

     - partially offset by a decrease of $68,400,000 due to dispositions.

     The increase in net operating revenues of $96,800,000 from same facility operations related to the following:

     - $123,100,000 due to an increase in Medicaid, Medicare and private rates;

     - $5,900,000 due to one additional calendar day during the year ended December 31, 2000, as compared to the same period in 1999; and

     - $18,600,000 due primarily to prior year cost report related settlements and various other items.

     Such increases were partially offset by decreases of:

     - $20,200,000 due to lower revenues from outpatient rehabilitation services primarily resulting from increased contractual adjustments;

     - $15,400,000 due to lower revenues from home care services; and

     - $15,200,000 due to a decline in same facility occupancy to 87.6% for the year ended December 31, 2000, as compared to 88.2% for the same period in 1999.

     Net operating revenues increased $50,500,000 for the year ended December 31, 2000, as compared to the same period in 1999, due to acquisitions which occurred during the years ended December 31, 2000 and 1999. During 2000, we acquired seven nursing facilities (1,210 beds), one previously leased nursing facility (105 beds) and certain other assets. Also during such period, we opened four newly-constructed nursing facilities (418 beds). During 1999, we purchased three outpatient therapy clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets. In addition, we opened eight newly-constructed nursing facilities (979 beds) and three assisted living centers (156 units) during 1999. The acquisitions of the facilities and other assets were accounted for as purchases. The operations of the acquired facilities and other assets, as well as the newly-constructed facilities, were immaterial to our consolidated financial position and results of operations.

     Net operating revenues decreased $68,400,000 for the year ended December 31, 2000, as compared to the same period in 1999, due to dispositions that occurred during the years ended December 31, 2000 and 1999. During 2000, we sold, closed or terminated the leases on 39 nursing facilities (4,263 beds) and certain other assets. We recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 2000, of approximately $2,000,000 as a result of these dispositions.

     During 1999, we sold or terminated the leases on 12 nursing facilities (1,291 beds), one assisted living center (10 units), 17 home care centers and certain other assets. We recognized net pre-tax losses, which were included in net operating revenues during the year ended December 31, 1999, of approximately $4,000,000 as a result of these dispositions. The operations of the disposed facilities and other assets were immaterial to our consolidated financial position and results of operations.

  OPERATING AND ADMINISTRATIVE EXPENSES

     We reported operating and administrative expenses of $2,481,914,000 during the year ended December 31, 2000 compared to $2,354,328,000 for the same period in 1999. The increase of approximately $127,600,000 consists of the following:

     - an increase of $146,600,000 from same facility operations;

     - an increase of $57,100,000 due to acquisitions and openings of newly-constructed facilities;

     - partially offset by a decrease of $76,100,000 due to dispositions.

     Operating and administrative expenses increased $146,600,000 from same facility operations for the year ended December 31, 2000, as compared to the same period in 1999. This increase was due primarily to the following:

     - $52,900,000 increase in wages and related expenses primarily due to an increase in our weighted average wage rate;

     - $10,800,000 increase in wages and related expenses due to increased use of contract nursing personnel;

     - $34,400,000 due primarily to increases in allowances for uncollectible patient accounts receivable;

     - $32,500,000 due to an increase in our provision for insurance and related items; and

     - $10,400,000 due to an increase in other contracted services.

     Our weighted average wage rate and use of contract nursing personnel increased in 2000 as compared to 1999. Many of our nursing facilities are having increasing difficulties attracting nursing aides, assistants and other personnel. We continue to address this challenge through several recruiting and retention programs and training initiatives. No assurance can be given that these programs and training initiatives will improve or stabilize our ability to attract these nursing and related personnel.

     We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care services. Such provisions are made based upon the results of independent actuarial valuations and other information available, including management's best judgements and estimates. However, such provision and liability have been difficult to estimate and have been escalating in recent periods. Based on a study completed by an independent actuarial firm, we recorded a pre-tax charge during the third quarter of 2000 of approximately $44,400,000 related to increasing reserves for patient care liability costs, primarily in the state of Florida. There can be no assurance that such provision and liability will not require material adjustment in future periods.

  INTEREST EXPENSE, NET

     Interest income decreased to $2,650,000 for the year ended December 31, 2000, as compared to $4,335,000 for the same period in 1999 primarily due to the payoff of various notes receivable. Interest expense increased to $80,016,000 for the year ended December 31, 2000, as compared to $72,578,000 for the same period in 1999. This was primarily due to imputed interest on the civil settlement of approximately $4,400,000 and an increase in Revolver borrowings resulting from the $30,000,000 civil and criminal settlements paid in the first quarter of 2000.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $100,061,000 for the year ended December 31, 2000, as compared to $99,160,000 for the same period in 1999, primarily related to the impact of capital additions, improvements and acquisitions.

  NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair market value. SFAS No. 133 will be effective for us during the first quarter of 2001. We do not expect there to be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS No. 133.

  1999 COMPARED TO 1998

  RESULTS OF OPERATIONS

     Net loss was $134,647,000 for the year ended December 31, 1999, compared to net loss of $31,021,000 for the year ended December 31, 1998. Net loss for 1999 included special pre-tax charges of approximately $202,400,000 related to the settlements of, and investigation costs related to, the Allocation Investigations (as discussed below), as well as pre-tax charges totaling approximately $23,800,000 for asset impairments, workforce reductions and other unusual items (as discussed below). Net loss for 1998 included pre-tax charges totaling approximately $69,400,000 for asset impairments, workforce reductions and other unusual items (as discussed below). In addition, net loss for 1998 included a $1,660,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs associated with the repayment of certain debt instruments, as well as certain bond refundings, and a cumulative effect adjustment of $4,415,000, net of income taxes, related to the adoption of SOP 98-5 (as defined below).

     On February 3, 2000, we entered into a series of separate agreements with the U.S. Department of Justice and the Office of Inspector General (the "OIG") of the Department of Health and Human Services. These agreements settled the federal government's investigations of the Company relating to our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations") (See "Part I,
Item 3. Legal Proceedings"). In anticipation of such settlements, we recorded special pre-tax charges of approximately $202,400,000 ($127,500,000, net of income taxes, or $1.24 per share diluted) during the year ended December 31, 1999, which included:

     - provisions totaling $128,800,000 representing the net present value of the separate civil and criminal settlements;

     - impairment losses of $17,000,000 on 10 nursing facilities that pled guilty to submitting erroneous cost reports to the Medicare program in conjunction with the criminal settlement;

     - $39,000,000 for certain prior year cost report related items affected by the settlements;

     - $3,100,000 of debt issuance and refinancing costs related to various bank debt modifications as a result of the settlements; and

     - $14,500,000 for other investigation and settlement related costs.

     If, prior to January 1, 1999, the settlement obligations and related items had been finalized and recorded, our bank debt had been refinanced and we had closed or sold the facilities that were impacted by the criminal settlement, our results of operations, on an unaudited pro forma basis, would have been reduced by approximately $13,200,000, or $.13 per share diluted, for the year ended December 31, 1999.

     During the fourth quarter of 1999, we recorded pre-tax charges totaling approximately $23,800,000 related to restructuring of agreements on certain leased facilities, severance and other workforce reduction expenses, asset impairments and other unusual items. We negotiated the terminations of lease agreements on 19 nursing facilities (2,047 beds), which resulted in a pre-tax charge of $17,300,000. We disposed of 17 of these nursing facilities during 2000 and expect to dispose of the remainder during 2001. During 2000, we reversed $2,500,000 of the original charge for changes in our initial accounting estimates. In addition, we accrued $5,900,000 during the fourth quarter of 1999 primarily related to severance agreements associated with three executives. Substantially all of the $5,900,000 was paid during the first quarter of 2000.

     In preparing for the January 1, 1999 implementation of the new Medicare prospective payment system ("PPS"), as well as responding to other legislative and regulatory changes, we reorganized our inpatient rehabilitative operations, analyzed our businesses for impairment issues and implemented new care-delivery and tracking software. These initiatives, among others, resulted in a fourth quarter 1998 pre-tax charge of approximately $69,400,000, including $3,800,000 for workforce reductions, $58,700,000 for asset impairments and $6,900,000 for various other items.

     During the fourth quarter of 1998, we reorganized all employed therapy associates into a newly formed subsidiary, Beverly Rehabilitation, Inc. ("Bev Rehab"), which is part of Beverly Care Alliance, in order to create a more consolidated, strategic approach to managing our inpatient rehabilitation business under PPS.

We accrued $2,500,000 related to the termination of 835 therapy associates in conjunction with this reorganization. During 1999, 770 therapy associates were paid $2,300,000 and left the Company. We reversed the remaining $200,000 during 1999 for changes in our initial accounting estimates.

     In addition, our home care and outpatient therapy units underwent the consolidation and relocation of certain services, including billing and collections, which resulted in a workforce reduction charge of $1,300,000 associated with the termination of 236 associates. Of these 236 associates, 74 associates were paid $200,000 and left the Company by December 31, 1998. During 1999, 85 home care and outpatient therapy associates were paid $600,000 and left the Company. We reversed the remaining $500,000 during 1999 for changes in our initial accounting estimates.

     The significant regulatory changes under PPS and other provisions of the 1997 Act were an indicator to management that the carrying values of certain of our nursing facilities may not be fully recoverable. In addition, there were certain assets that had 1998 operating losses, and anticipated future operating losses, which led management to believe that these assets were impaired. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility and reduced the carrying value to its estimate of fair value, resulting in an impairment charge of $9,000,000 in 1998. Management calculated the fair values of the impaired facilities by using the present value of estimated undiscounted future cash flows, or its best estimate of what that facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities we have purchased and sold in previous years.

     Also during the fourth quarter of 1998, management identified nine nursing facilities with an aggregate carrying value of approximately $14,000,000 which needed to be replaced in order to increase operating efficiencies, attract additional census or upgrade the nursing home environment. Management committed to a plan to construct new facilities to replace these buildings and reduced the carrying values of these facilities to their estimated salvage values. These assets were included in the total assets of Beverly Healthcare. In addition, management committed to a plan to dispose of 24 home care centers and nine outpatient therapy clinics which had 1998 and expected future period operating losses. These businesses had an aggregate carrying value of approximately $16,500,000 and were written down to their fair value less costs to sell. These assets generated pre-tax losses of approximately $5,100,000 during the year ended December 31, 1998. Substantially all of these assets were purchased during 1998. We disposed of a majority of these assets during 1999. These assets were included in the total assets of Beverly Care Alliance. We incurred a fourth quarter 1998 pre-tax charge of $30,300,000 related to these replacements, closings and planned disposals.

     In addition to the workforce reduction and impairment charges, we recorded a fourth quarter 1998 impairment charge for other long-lived assets of $19,400,000 primarily related to the write-off of software and software development costs. In conjunction with the implementation of business process changes, and the need for enhanced data-gathering and reporting required to operate effectively under PPS, we installed new clinical software in each of our nursing facilities during late 1998, which made obsolete the previously employed software. In addition, certain of our other ongoing software development projects were abandoned or written down due to obsolescence, feasibility or cost recovery issues.

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), provides guidance on the financial reporting of start-up and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Prior to 1998, we capitalized start-up costs in connection with the opening of new facilities and businesses. We adopted the provisions of SOP 98-5 in our financial statements for the year ended December 31, 1998. The effect of adopting SOP 98-5 was to decrease our pre-tax loss from continuing operations in 1998 by approximately $1,000,000 and to record a charge for the cumulative effect of an accounting change, as of January 1, 1998, of $4,415,000, net of income taxes, or $0.04 per share, to expense costs that had previously been capitalized.

  INCOME TAXES

     We had an annual effective tax rate of 37% for the year ended December 31, 1999, compared to an annual effective tax rate of 51% for the year ended December 31, 1998. The annual effective tax rate in 1999 was different than the federal statutory rate primarily due to the impact of state income taxes. The annual effective tax rate in 1998 was different than the federal statutory rate primarily due to the impact of the sale of American Transitional Hospitals, Inc. ("ATH"), which operated as Beverly Specialty Hospitals, the benefit of certain tax credits and the pre-tax charge of $69,400,000 (as discussed above) which reduced our pre-tax income to a level where permanent tax differences and state income taxes had more significant impact on the effective tax rate.

     At December 31, 1999, we had federal net operating loss carryforwards of $84,259,000 for income tax purposes which expire in years 2018 through 2019 and general business tax credit carryforwards of $8,850,000 for income tax purposes which expire in years 2008 through 2015. For financial reporting purposes, the federal net operating loss carryforwards and the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. Our net deferred tax assets at December 31, 1999 will be realized through the reversal of temporary taxable differences, future taxable income and the implementation of tax planning strategies, as needed. Accordingly, we did not believe that a deferred tax valuation allowance was necessary at December 31, 1999.

  NET OPERATING REVENUES

     We reported net operating revenues of $2,546,672,000 during the year ended December 31, 1999 compared to $2,812,232,000 for the same period in 1998. Approximately 91% and 90% of our total net operating revenues for the years ended December 31, 1999 and 1998, respectively, were derived from services provided by Beverly Healthcare. The decrease in net operating revenues of approximately $265,600,000 for the year ended December 31, 1999, as compared to the same period in 1998, consists of the following:

     - a decrease of $204,000,000 due to dispositions;

     - a decrease of $180,100,000 due to facilities which the Company operated during each of the years ended December 31, 1999 and 1998 ("same facility operations");

     - partially offset by an increase of $118,500,000 due to acquisitions.

     Net operating revenues decreased $204,000,000 for the year ended December 31, 1999, as compared to the same period in 1998, due to dispositions that occurred during the years ended December 31, 1999 and 1998. (See "2000 Compared to 1999 -- Results of Operations" for discussion of 1999 dispositions). During 1998, we sold or terminated the leases on 26 nursing facilities (3,203 beds) and certain other assets. We recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 1998, of approximately $17,900,000 as a result of these dispositions. The operations of the disposed facilities and other assets were immaterial to our consolidated financial position and results of operations.

     In June 1998, we completed the sale of our ATH subsidiary which operated 15 transitional hospitals (743 beds) in eight states serving the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. We recognized a pre-tax gain, which was included in net operating revenues during the year ended December 31, 1998, of approximately $16,000,000 as a result of this disposition. During the year ended December 31, 1999, we recorded a pre-tax charge to reduce the sales price of this disposition by approximately $4,500,000, which was included in net operating revenues. The operations of ATH were immaterial to our consolidated financial position and results of operations.

     The decrease in net operating revenues of $180,100,000 from same facility operations related primarily to the following:

     - $97,800,000 decrease in ancillary revenues and $48,800,000 decrease in Medicare rates, both primarily due to the impact of PPS and other provisions of the 1997 Act;

     - $49,300,000 decrease due to a shift in our patient mix;

     - $47,200,000 decrease due to a decline in same facility occupancy to 87.9% for the year ended December 31, 1999, as compared to 89.3% for the same period in 1998;

     - partially offset by an increase of $78,700,000 due primarily to increases in Medicaid and private rates.

     Our Medicare, private and Medicaid census for same facility operations was 9%, 19% and 71%, respectively, for the year ended December 31, 1999, as compared to 10%, 20% and 69%, respectively, for the same period in 1998.

     Net operating revenues increased $118,500,000 for the year ended December 31, 1999, as compared to the same period in 1998, due to acquisitions which occurred during the years ended December 31, 1999 and 1998. (See "2000 Compared to 1999 -- Results of Operations" for discussion of 1999 acquisitions). During 1998, we purchased 111 outpatient therapy clinics, 50 home care centers, eight nursing facilities (823 beds), one assisted living center (48 units), two previously leased nursing facilities (228 beds) and certain other assets. The acquisitions of these facilities and other assets were accounted for as purchases. The operations of these acquired facilities and other assets were immaterial to our consolidated financial position and results of operations.

  OPERATING AND ADMINISTRATIVE EXPENSES

     We reported operating and administrative expenses of $2,354,328,000 during the year ended December 31, 1999 compared to $2,633,135,000 for the same period in 1998. The decrease of approximately $278,800,000 consists of the following:

     - a decrease of $216,700,000 from same facility operations;

     - a decrease of $172,300,000 due to dispositions;

     - partially offset by an increase of $110,200,000 due to acquisitions.

     Operating and administrative expenses decreased $216,700,000 from same facility operations for the year ended December 31, 1999, as compared to the same period in 1998. This decrease was due primarily to a shift in our patient mix, as well as a decline in same facility occupancy, and consists of the following:

     - $69,500,000 due to a decrease in wages and related expenses;

     - $65,900,000 decrease in our provision for insurance and related items primarily due to a loss portfolio transfer transaction that significantly increased insurance costs during the fourth quarter of 1998;

     - $50,200,000 due to a decrease in contracted therapy expenses; and

     - $31,100,000 due primarily to decreases in purchased ancillary products, nursing supplies and other variable costs.

     Although our wages and related expenses decreased for the year ended December 31, 1999, as compared to the same period in 1998, our weighted average wage rate and use of contract nursing personnel increased. These increases emphasize the difficulties many of our nursing facilities are having attracting nursing aides, assistants and other personnel.

  INTEREST EXPENSE, NET

     Interest income decreased to $4,335,000 for the year ended December 31, 1999, as compared to $10,708,000 for the same period in 1998 primarily due to the sale of investment securities in conjunction with the 1998 loss portfolio transfer transaction. Interest expense increased to $72,578,000 for the year ended December 31, 1999, as compared to $65,938,000 for the same period in 1998 primarily due to an increase in net borrowings under the Revolver/Letter of Credit Facility, imputed interest on the civil settlement of approximately $4,600,000, and the write-off of deferred financing costs in conjunction with certain bond refundings.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $99,160,000 for the year ended December 31, 1999, as compared to $93,722,000 for the same period in 1998, primarily related to the impact of capital additions, improvements and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had approximately $25,900,000 in cash and cash equivalents and approximately $178,200,000 of unused commitments under our Revolver/Letter of Credit Facility. Our Revolver/Letter of Credit Facility matures on December 31, 2001. As a result, $164,000,000 of Revolver borrowings have been classified as current liabilities at December 31, 2000, which resulted in negative working capital of approximately $89,300,000. We expect to renegotiate, extend or refinance the agreement covering the Revolver/Letter of Credit Facility prior to December 31, 2001. However, no assurances can be made that we will be able to do so at commercially reasonable terms, if at all.

     Net cash provided by operating activities for the year ended December 31, 2000 was approximately $37,000,000. Our operating cash flows were negatively impacted in 2000 by $30,000,000 of criminal and civil settlement payments made in the first quarter, as well as $16,700,000 which was withheld from our Medicare periodic interim payments throughout 2000 as a result of the civil settlement. Exclusive of these items, our operating cash flows would have been approximately $83,700,000. This amount is down approximately $105,300,000 from our reported operating cash flows for the year ended December 31, 1999 of approximately $189,000,000. The primary reasons for this decline include:

     - the deconsolidation of all Beverly Funding Corporation balances, which positively impacted the 1999 operating cash flows;

     - net income tax refunds which benefited the 1999 operating cash flows; as well as

     - an increase in patient revenues in 2000 over 1999 which led to an increase in patient accounts receivable.

     Net cash used for investing activities and net cash provided by financing activities were approximately $42,200,000 and $6,500,000, respectively, for the year ended December 31, 2000. We received net cash proceeds of approximately $24,300,000 from the dispositions of facilities and other assets and approximately $17,800,000 from collections on notes receivable. These net cash proceeds, along with $50,000,000 of net borrowings under our Revolver/Letter of Credit Facility and cash from operations, were used to fund capital expenditures totaling approximately $76,000,000, to repay approximately $39,200,000 of long-term debt, and to repurchase shares of Common Stock for approximately $3,900,000.

     At December 31, 2000, we leased 11 nursing facilities, one assisted living center and our corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the creditor. We have the option to purchase the facilities at the end of the initial lease terms at fair market value. The financing arrangement was entered into for the construction of these facilities and had an original commitment of $125,000,000. In April 2000, the agreement covering this financing arrangement was amended whereby availability under the original commitment was reduced to $113,500,000, which equaled the total construction advances made as of such date.

     We have $70,000,000 of Medium Term Notes due March 2005, which is off-balance sheet financing for the Company. The Medium Term Notes are collateralized by patient accounts receivable, which are sold by Beverly Health and Rehabilitation Services, Inc., one of our wholly-owned subsidiaries, to Beverly Funding Corporation ("BFC"), a wholly-owned bankruptcy remote subsidiary. In 1999, such debt was refinanced and we were required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to deconsolidate BFC. At December 31, 2000, BFC had total assets of approximately $110,000,000, which cannot be used to satisfy claims of the Company or any of our subsidiaries.

     Excluding Revolver borrowings, our debts due within one year amount to $63,111,000. We currently anticipate that cash flows from operations and borrowings under our banking arrangements will be adequate to repay these debts, to make normal recurring capital additions and improvements of approximately $77,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending December 31, 2001. If cash flows from operations or availability under our existing banking arrangements, including the Revolver/ Letter of Credit Facility, fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk because we utilize financial instruments. The market risks inherent in these instruments are attributable to the potential loss from adverse changes in the general level of U.S. interest rates. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt and notes receivable. The following table provides information regarding our market sensitive financial instruments and constitutes a forward-looking statement.

                                                                                                      FAIR VALUE     FAIR VALUE
                                                                                                     DECEMBER 31,   DECEMBER 31,
EXPECTED MATURITY DATES     2001      2002      2003      2004      2005     THEREAFTER    TOTAL         2000           1999
-----------------------   --------   -------   -------   -------   -------   ----------   --------   ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
                                                                  ----------------------
Total long-term debt:
 Fixed Rate.............  $ 62,344   $57,284   $29,655   $37,834   $40,647    $360,924    $588,688     $570,029       $591,199
 Average Interest
   Rate.................      7.55%     7.41%     8.41%     7.88%     8.74%       8.88%

 Variable Rate..........  $164,767   $23,792   $   913   $ 1,041   $ 1,270    $ 10,887    $202,670     $202,670       $153,321
 Average Interest
   Rate.................      9.06%     8.77%     7.68%     7.67%     7.64%       7.63%

Total notes receivable:
 Fixed Rate.............  $  2,200   $    24   $ 3,524   $    --   $    --    $     --    $  5,748     $  2,243       $ 19,415
 Average Interest
   Rate.................     10.38%     8.16%     8.99%       --        --          --

 Variable Rate..........  $     49   $    54   $    60   $    67   $    74    $    804    $  1,108     $  1,198       $  1,152
 Average Interest
   Rate.................     10.50%    10.50%    10.50%    10.50%    10.50%      10.50%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   33
Consolidated Balance Sheets.................................   34
Consolidated Statements of Operations.......................   35
Consolidated Statements of Stockholders' Equity.............   36
Consolidated Statements of Cash Flows.......................   37
Notes to Consolidated Financial Statements..................   38
Supplementary Data (Unaudited) -- Quarterly Financial
  Data......................................................   61

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beverly Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ERNST & YOUNG LLP

Little Rock, Arkansas
February 5, 2001

                           BEVERLY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                 ASSETS

Current assets:
  Cash and cash equivalents.................................  $   25,908   $   24,652
  Accounts receivable -- patient, less allowance for
     doubtful accounts:
     2000 -- $91,636; 1999 -- $64,398.......................     323,143      319,097
  Accounts receivable -- nonpatient, less allowance for
     doubtful accounts:
     2000 -- $1,106; 1999 -- $1,057.........................      19,831       30,890
  Notes receivable, less allowance for doubtful notes:
     2000 -- $72............................................       2,197       16,930
  Operating supplies........................................      29,134       32,276
  Deferred income taxes.....................................      24,379       54,932
  Prepaid expenses and other................................      18,787       15,019
                                                              ----------   ----------
          Total current assets..............................     443,379      493,796
Property and equipment, net.................................   1,063,247    1,110,065
Other assets:
  Goodwill, net.............................................     203,742      229,639
  Deferred income taxes.....................................      27,721           --
  Other, less allowance for doubtful accounts and notes:
     2000 -- $3,767; 1999 -- $5,970.........................     137,904      149,380
                                                              ----------   ----------
          Total other assets................................     369,367      379,019
                                                              ----------   ----------
                                                              $1,875,993   $1,982,880
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   84,420   $   93,168
  Accrued wages and related liabilities.....................     106,300       92,514
  Accrued interest..........................................      15,744       14,138
  Other accrued liabilities.................................      99,136      154,182
  Current portion of long-term debt.........................     227,111       34,052
                                                              ----------   ----------
          Total current liabilities.........................     532,711      388,054
Long-term debt..............................................     564,247      746,164
Deferred income taxes payable...............................          --       28,956
Other liabilities and deferred items........................     195,042      178,582
Commitments and contingencies
Stockholders' equity:
  Preferred stock, shares authorized: 25,000,000............          --           --
  Common stock, shares issued: 2000 -- 112,818,798;
     1999 -- 110,382,356....................................      11,282       11,038
  Additional paid-in capital................................     876,981      875,637
  Accumulated deficit.......................................    (193,931)    (139,429)
  Accumulated other comprehensive income....................         718        1,061
  Treasury stock, at cost: 2000 -- 9,061,300 shares;
     1999 -- 7,886,800 shares...............................    (111,057)    (107,183)
                                                              ----------   ----------
          Total stockholders' equity........................     583,993      641,124
                                                              ----------   ----------
                                                              $1,875,993   $1,982,880
                                                              ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Net operating revenues...................................  $2,625,610   $2,546,672   $2,812,232
Interest income..........................................       2,650        4,335       10,708
                                                           ----------   ----------   ----------
          Total revenues.................................   2,628,260    2,551,007    2,822,940
Costs and expenses:
  Operating and administrative:
     Wages and related...................................   1,591,519    1,542,148    1,664,741
     Provision for insurance and related items...........     120,893       88,377      154,267
     Other...............................................     769,502      723,803      814,127
  Interest...............................................      80,016       72,578       65,938
  Depreciation and amortization..........................     100,061       99,160       93,722
  Asset impairments, workforce reductions and other
     unusual items.......................................      43,033       23,818       69,443
  Special charges related to settlements of federal
     government investigations...........................          --      202,447        1,865
  Year 2000 remediation..................................          --       12,402        9,719
                                                           ----------   ----------   ----------
          Total costs and expenses.......................   2,705,024    2,764,733    2,873,822
                                                           ----------   ----------   ----------
Loss before benefit from income taxes, extraordinary
  charge and cumulative effect of change in accounting
  for start-up costs.....................................     (76,764)    (213,726)     (50,882)
Benefit from income taxes................................     (22,262)     (79,079)     (25,936)
                                                           ----------   ----------   ----------
Loss before extraordinary charge and cumulative effect of
  change in accounting for start-up costs................     (54,502)    (134,647)     (24,946)
Extraordinary charge, net of income tax benefit of
  $1,057.................................................          --           --       (1,660)
Cumulative effect of change in accounting for start-up
  costs, net of income tax benefit of $2,811.............          --           --       (4,415)
                                                           ----------   ----------   ----------
Net loss.................................................  $  (54,502)  $ (134,647)  $  (31,021)
                                                           ==========   ==========   ==========
Basic and diluted loss per share of common stock:
  Before extraordinary charge and cumulative effect of
     change in accounting for start-up costs.............  $    (0.53)  $    (1.31)  $     (.24)
  Extraordinary charge...................................          --           --         (.02)
  Cumulative effect of change in accounting for start-up
     costs...............................................          --           --         (.04)
                                                           ----------   ----------   ----------
  Net loss...............................................  $    (0.53)  $    (1.31)  $     (.30)
                                                           ==========   ==========   ==========
  Shares used to compute per share amounts...............     102,452      102,491      103,762
                                                           ==========   ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                               RETAINED      ACCUMULATED
                                                                ADDITIONAL     EARNINGS         OTHER
                                          PREFERRED   COMMON     PAID-IN     (ACCUMULATED   COMPREHENSIVE   TREASURY
                                            STOCK      STOCK     CAPITAL       DEFICIT)     INCOME (LOSS)     STOCK       TOTAL
                                          ---------   -------   ----------   ------------   -------------   ---------   ---------
Balances at January 1, 1998.............    $ --      $10,989    $874,335     $  26,239        $ 1,332      $ (50,390)  $ 862,505
  Employee stock transactions related to
    385,509 shares of common stock,
    net.................................      --          39        2,048            --             --             --       2,087
  Purchase of 3,886,800 shares of common
    stock for treasury..................      --          --           --            --             --        (51,120)    (51,120)
  Settlement of amounts due from 1997
    purchase of 4,000,000 shares of
    common stock for treasury...........      --          --           --            --             --         (5,673)     (5,673)
  Comprehensive income (loss):
    Unrealized gains on securities, net
      of income taxes of $795...........      --          --           --            --          1,183             --       1,183
    Gains reclassified into earnings
      from other comprehensive income,
      net of income tax benefit of
      $1,180............................      --          --           --            --         (1,755)            --      (1,755)
    Net loss............................      --          --           --       (31,021)            --             --     (31,021)
                                                                                                                        ---------
  Total comprehensive loss..............      --          --           --            --             --             --     (31,593)
                                            ----      -------    --------     ---------        -------      ---------   ---------
Balances at December 31, 1998...........      --      11,028      876,383        (4,782)           760       (107,183)    776,206
  Employee stock transactions related to
    106,642 shares of common stock,
    net.................................      --          10         (746)           --             --             --        (736)
  Comprehensive income (loss):
    Unrealized gains on securities, net
      of income taxes of $202...........      --          --           --            --            301             --         301
    Net loss............................      --          --           --      (134,647)            --             --    (134,647)
                                                                                                                        ---------
  Total comprehensive loss..............      --          --           --            --             --             --    (134,346)
                                            ----      -------    --------     ---------        -------      ---------   ---------
Balances at December 31, 1999...........      --      11,038      875,637      (139,429)         1,061       (107,183)    641,124
  Employee stock transactions related to
    2,436,442 shares of common stock,
    net.................................      --         244        1,344            --             --             --       1,588
  Purchase of 1,174,500 shares of common
    stock for treasury..................      --          --           --            --             --         (3,874)     (3,874)
  Comprehensive income (loss):
    Foreign currency translation
      adjustments, net of income taxes
      of $257...........................      --          --           --            --            383             --         383
    Unrealized losses on securities, net
      of income tax benefit of $177.....      --          --           --            --           (263)            --        (263)
    Gains reclassified into earnings
      from other comprehensive income,
      net of income tax benefit of
      $311..............................      --          --           --            --           (463)            --        (463)
    Net loss............................      --          --           --       (54,502)            --             --     (54,502)
                                                                                                                        ---------
  Total comprehensive loss..............      --          --           --            --             --             --     (54,845)
                                            ----      -------    --------     ---------        -------      ---------   ---------
Balances at December 31, 2000...........    $ --      $11,282    $876,981     $(193,931)       $   718      $(111,057)  $ 583,993
                                            ====      =======    ========     =========        =======      =========   =========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $   (54,502)  $  (134,647)  $   (31,021)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................      100,061        99,160        93,722
    Provision for reserves on patient, notes and other
      receivables, net......................................       72,481        32,089        25,249
    Amortization of deferred financing costs................        2,571         2,909         2,336
    Asset impairments, workforce reductions and other
      unusual items.........................................       43,033        23,818        69,443
    Special charges related to settlements of federal
      government investigations.............................           --       202,447         1,865
    Extraordinary charge....................................           --            --         2,717
    Cumulative effect of change in accounting for start-up
      costs.................................................           --            --         7,226
    (Gains) losses on dispositions of facilities and other
      assets, net...........................................       (2,013)        4,004       (33,853)
    Deferred income taxes...................................      (26,262)      (83,079)      (28,105)
    Insurance related accounts..............................       38,376        33,500        39,587
    Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
      Accounts receivable -- patient........................      (78,608)          901      (132,199)
      Operating supplies....................................        2,367          (800)       (1,239)
      Prepaid expenses and other receivables................       (3,188)        1,121           240
      Accounts payable and other accrued expenses...........      (47,144)      (16,536)       23,080
      Income taxes payable..................................        1,348        25,175       (27,729)
      Other, net............................................      (11,510)         (921)       (4,530)
                                                              -----------   -----------   -----------
         Total adjustments..................................       91,512       323,788        37,810
                                                              -----------   -----------   -----------
         Net cash provided by operating activities..........       37,010       189,141         6,789
Cash flows from investing activities:
  Capital expenditures......................................      (76,027)      (95,414)     (150,451)
  Payments for acquisitions, net of cash acquired...........       (3,797)       (6,985)     (162,969)
  Proceeds from dispositions of facilities and other
    assets..................................................       24,335        41,941        82,119
  Collections on notes receivable...........................       17,804        22,185         6,089
  Other, net................................................       (4,555)      (33,264)       (5,374)
                                                              -----------   -----------   -----------
         Net cash used for investing activities.............      (42,240)      (71,537)     (230,586)
Cash flows from financing activities:
  Revolver borrowings.......................................    1,508,000     1,132,000     1,328,000
  Repayments of Revolver borrowings.........................   (1,458,000)   (1,284,000)   (1,077,000)
  Proceeds from issuance of long-term debt..................           --       125,820         9,495
  Repayments of long-term debt..............................      (39,217)      (80,605)      (70,878)
  Purchase of common stock for treasury.....................       (3,874)           --       (56,793)
  Proceeds from exercise of stock options...................           81           129         3,092
  Deferred financing costs paid.............................       (1,007)       (3,830)         (730)
  Proceeds from designated funds, net.......................          503           256           659
                                                              -----------   -----------   -----------
         Net cash provided by (used for) financing
           activities.......................................        6,486      (110,230)      135,845
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........        1,256         7,374       (87,952)
Cash and cash equivalents at beginning of year..............       24,652        17,278       105,230
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $    25,908   $    24,652   $    17,278
                                                              ===========   ===========   ===========
Supplemental schedule of cash flow information:
  Cash paid (received) during the year for:
    Interest, net of amounts capitalized....................  $    75,839   $    68,314   $    65,927
    Income tax payments (refunds), net......................        2,652       (21,175)       26,030

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     We provide healthcare services in 33 states and the District of Columbia. Our operations include nursing facilities, assisted living centers, hospice and home care centers, outpatient therapy clinics and rehabilitation therapy services. In addition, prior to June 30, 1998, we operated acute long-term transitional hospitals. Our consolidated financial statements include the accounts of the Company and all of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

     Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements that affect:

     - the reported amounts of assets and liabilities at the date of the financial statements; and

     - the reported amounts of revenues and expenses during the reporting period.

     They also require management to make estimates and assumptions regarding any contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation or, where appropriate, the present value of the related capital lease obligations less accumulated amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

  Intangible Assets

     Goodwill (stated at cost less accumulated amortization of $34,985,000 in 2000 and $31,196,000 in 1999) is being amortized over periods not to exceed 40 years using the straight-line method. Operating and leasehold rights and licenses, which are included in the consolidated balance sheet caption "Other assets," (stated at cost less accumulated amortization of $17,538,000 in 2000 and $18,891,000 in 1999) are being amortized over the lives of the related assets (principally 40 years) and leases (principally 10 to 15 years), using the straight-line method.

     On an ongoing basis, we review the carrying value of our intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such shortfall. In addition, we assess long-lived assets for impairment under SFAS No. 121 (see below). Under those rules, intangible assets associated with assets acquired in a purchase business combination are included in impairment evaluations when events or circumstances exist that indicate the carrying value of those assets may not be recoverable. As of December 31, 2000, we do not believe there is any indication that the carrying

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

value or the amortization period of our intangibles needs to be adjusted, after consideration of impairments recorded in 2000.

  Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In accordance with SFAS No. 121, we assess the need for an impairment write-down when such indicators of impairment are present. See Notes 2 and 3.

  Insurance

     General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and difficult to estimate. We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care services. Such provisions are made based upon the results of independent actuarial valuations and other information available, including management's best judgements and estimates. However, such provision and liability have been escalating in recent periods. Our provision for insurance and related items increased approximately $32,500,000 for the year ended December 31, 2000, as compared to the same period in 1999. Based on a study completed by an independent actuarial firm, we recorded a pre-tax charge during the third quarter of 2000 of approximately $44,400,000 related to increasing reserves for patient care liability costs, primarily in the state of Florida. There can be no assurance that such provision and liability will not require material adjustment in future periods.

     On December 31, 1998, Beverly Indemnity, Ltd., one of our wholly-owned subsidiaries, completed a risk transfer of substantially all of its pre-May 1998 auto liability, general liability and workers' compensation claims liability to a third party insurer effected through a loss portfolio transfer ("LPT") valued as of December 31, 1998. In exchange for a premium of approximately $116,000,000 (paid primarily from restricted cash and investments), we acquired reinsurance of approximately $180,000,000 to insure such auto liability, general liability and workers' compensation losses. In addition, in exchange for a premium of approximately $4,000,000, we acquired excess coverage of approximately $20,000,000 for general liability losses. Our provision for insurance and related items increased approximately $82,200,000 during 1998 primarily as a result of this transaction. As of December 31, 2000, based upon estimates and analyses by our outside actuaries, the liabilities for the excess co-insurance were approximately $2,000,000, and the liabilities for those losses exceeding the total aggregate limit were approximately $23,000,000 on a discounted basis. We are required to cover such excess and increased our insurance reserves during 2000 to take such expected losses into consideration.

     Prior to the LPT, and for periods not covered by the LPT, we insure the majority of our auto liability, general liability and workers' compensation risks through insurance policies with third parties, some of which are subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd. The liabilities for estimated incurred losses not covered by third party insurance are discounted at 10% to their present value based on expected loss payment patterns determined by independent actuaries. Had the discount rate been reduced by one-half of a percentage point, we would have incurred a pre-tax charge of approximately $400,000

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) for the year ended December 31, 2000. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

                                                                2000      1999
                                                              --------   -------
Accrued wages and related liabilities.......................  $  2,128   $ 1,310
Other accrued liabilities...................................     8,655    10,000
Other liabilities and deferred items........................    97,025    75,224
                                                              --------   -------
                                                              $107,808   $86,534
                                                              ========   =======

     On an undiscounted basis, the total insurance liabilities as of December 31, 2000 and 1999 were approximately $126,400,000 and $99,400,000, respectively.
As of December 31, 2000, we had deposited approximately $700,000 in funds (the "Beverly Indemnity funds") that are restricted for the payment of insured claims. In addition, we anticipate that approximately $5,000,000 of our existing cash at December 31, 2000, while not legally restricted, will be utilized primarily to fund certain workers' compensation and general liability claims and expenses. We do not expect to use such cash for other purposes.

     We purchased traditional indemnity insurance coverage for our 2000, 1999 and 1998 workers' compensation and auto liabilities. During 1997, we transferred a portion of our liabilities for workers' compensation and general liability related to sold nursing facilities in the state of Texas to a third-party indemnity insurance company. As of December 31, 2000, based upon estimates and analyses by our outside actuaries, we expect the ultimate losses on such transferred liabilities to exceed the aggregate insurance limit available by approximately $3,700,000. Such amount has been reflected in our insurance reserves at December 31, 2000.

  Stock Based Awards

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair market value on the date of grant. We have elected to continue accounting for our stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant. However, we recognize compensation expense for our restricted stock grants at the fair market value of our Common Stock on the date of grant over their respective vesting periods on a straight-line basis. See Note 8 for the pro forma effects on our reported net loss and diluted loss per share assuming we elected to recognize compensation expense on stock-based awards in accordance with SFAS No. 123.

  Revenues

     Our revenues are derived primarily from providing long-term healthcare services. Approximately 74%, 72% and 74% of our net operating revenues for 2000, 1999 and 1998, respectively, were derived from funds under federal and state medical assistance programs. Approximately 52% and 42% of our net patient accounts receivable at December 31, 2000 and 1999, respectively, are due from such programs. We accrue for revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Retroactive adjustments are considered in the recognition of revenues on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. Changes in estimates related to third party receivables resulted in an increase in net operating revenues of approximately $8,100,000 and $10,900,000 for the years ended December 31, 2000 and 1998, respectively, and a decrease in net operating revenues of approximately $2,000,000 for the year ended December 31, 1999.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with laws and regulations governing the Medicare and Medicaid programs is subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

  Concentration of Credit Risk

     We have significant accounts receivable and notes receivable whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicare and Medicaid. These receivables represent our only concentration of credit risk. We do not believe there are significant credit risks associated with these governmental programs. We believe that an adequate provision, based on historical experience, has been made for the possibility of these receivables proving uncollectible and continually monitor and adjust these allowances as necessary.

  Income Taxes

     We follow the liability method in accounting for income taxes. The liability method requires deferred tax assets and liabilities to be recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

  Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity not included in net income (loss). Accumulated other comprehensive income, net of income taxes, consists of foreign currency translation adjustments of $383,000 and net unrealized gains on available-for-sale securities of $335,000 at December 31, 2000 and net unrealized gains on available-for-sale securities of $1,061,000 at December 31, 1999.

     During the year ended December 31, 2000, we transferred one of our securities from the available-for-sale category to the trading category. As a result of such transfer, we reversed $463,000 of unrealized gains, net of income taxes, on such security and recognized a pre-tax gain of $1,477,000, which was included in net operating revenues during the year ended December 31, 2000.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  New Accounting Standards

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair market value. SFAS No. 133 will be effective for us during the first quarter of 2001. We do not expect there to be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS No. 133.

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), provides guidance on the financial reporting of start-up and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Prior to 1998, we capitalized start-up costs in connection with the opening of new facilities and businesses. We adopted the provisions of SOP 98-5 in our financial statements for the year ended December 31, 1998. The effect of adopting SOP 98-5 was to decrease our pre-tax loss from continuing operations in 1998 by approximately $1,000,000 and to record a charge for the cumulative effect of an accounting change, as of January 1, 1998, of $4,415,000, net of income taxes, or $0.04 per share, to expense costs that had previously been capitalized.

  Other

     Certain prior year amounts have been reclassified to conform with the 2000 financial statements presentation.

2. SPECIAL CHARGES RELATED TO SETTLEMENTS OF FEDERAL GOVERNMENT INVESTIGATIONS

     On February 3, 2000, we entered into a series of separate agreements with the U.S. Department of Justice and the Office of Inspector General of the Department of Health and Human Services. These agreements settled the Allocation Investigations (See Note 7). In anticipation of such settlements, we recorded a special pre-tax charge of approximately $202,400,000 ($127,500,000, net of income taxes, or $1.24 per share diluted) during the year ended December 31, 1999, which included:

     - provisions totaling $128,800,000 representing the net present value of the separate civil and criminal settlements;

     - impairment losses of $17,000,000 on 10 nursing facilities that pled guilty to submitting erroneous cost reports to the Medicare program in conjunction with the criminal settlement;

     - $39,000,000 for certain prior year cost report related items affected by the settlements;

     - $3,100,000 of debt issuance and refinancing costs related to various bank debt modifications as a result of the settlements; and

     - $14,500,000 for other investigation and settlement related costs.

     At December 31, 2000, such liability totaled $143,074,000, with $84,846,000 included in the balance sheet caption "Other liabilities and deferred items," $39,327,000 included in "Allowances for accounts receivable -- patient" and $18,901,000 included in "Other accrued liabilities."

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

3. ASSET IMPAIRMENTS, WORKFORCE REDUCTIONS AND OTHER UNUSUAL ITEMS

     During 2000, we recorded pre-tax charges totaling approximately $43,000,000, including $35,500,000 for asset impairments, $6,100,000 for workforce reductions and $1,400,000 for other unusual items. The asset impairment charges of $35,500,000 primarily related to:

     - write-down of goodwill of $24,800,000 and property and equipment of $1,000,000 on certain under-performing outpatient therapy clinics having operating losses for the past three years and expected future operating losses. Management estimated the undiscounted future cash flows to be generated by each clinic and reduced the carrying value to its estimate of fair value. Management calculated the fair values of the impaired clinics by using the present value of estimated future cash flows. These assets were included in the total assets of Beverly Care Alliance.

     - write-down of property and equipment of $5,100,000 and recording of closing and other costs of $3,000,000 related to six nursing facilities with an aggregate carrying value of approximately $6,000,000 that management plans on closing, or terminating the leases on, during 2001. These assets generated pre-tax losses of approximately $2,400,000 during the year ended December 31, 2000 and were included in the total assets of Beverly Healthcare. Management calculated the fair values of these facilities by using the present value of estimated future cash flows, or its best estimate of what these facilities, or similar facilities in that state, would sell for in the open market.

     - write-off of abandoned projects totaling $2,100,000;

     - write-off of an investment in a physician practice management company of $2,000,000; and

     - reversal of $2,500,000 of prior year asset impairment charges (discussed below).

     The workforce reduction charges of $6,100,000 primarily related to severance agreements associated with seven executives. Approximately $2,200,000 was paid during 2000, and the remainder is expected to be paid during the first quarter of 2001. Four of the executives were notified in late 2000 that their positions would be eliminated as part of a reorganization of our operating and support group functions. Such reorganization was formally announced in the first quarter of 2001. The purpose of the reorganization is to improve the level of service provided to our nursing facilities and other business units (see "Part I, Item 1. Business"). We currently estimate that an additional pre-tax charge of approximately $20,000,000 will be recognized during the first quarter of 2001 related to this reorganization.

     During the fourth quarter of 1999, we recorded pre-tax charges totaling approximately $23,800,000 related to restructuring of agreements on certain leased facilities, severance and other workforce reduction expenses, asset impairments, and other unusual items. We negotiated the terminations of lease agreements on 19 nursing facilities (2,047 beds), which resulted in a charge of $17,300,000. We disposed of 17 of these nursing facilities during 2000 and expect to dispose of the remainder during 2001. During 2000, we reversed $2,500,000 of the original charge for changes in our initial accounting estimates. In addition, we accrued $5,900,000 during the fourth quarter of 1999 primarily related to severance agreements associated with three executives. Substantially all of the $5,900,000 was paid during the first quarter of 2000.

     In preparing for the January 1, 1999 implementation of the new Medicare prospective payment system ("PPS"), as well as responding to other legislative and regulatory changes, we reorganized our inpatient rehabilitative operations, analyzed our businesses for impairment issues and implemented new care-delivery and tracking software. These initiatives, among others, resulted in a fourth quarter 1998 pre-tax charge of approximately $69,400,000, including $3,800,000 for workforce reductions, $58,700,000 for asset impairments and $6,900,000 for various other items.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

3. ASSET IMPAIRMENTS, WORKFORCE REDUCTIONS AND OTHER UNUSUAL
ITEMS -- (CONTINUED)

     During the fourth quarter of 1998, we reorganized all employed therapy associates into a newly formed subsidiary, Beverly Rehabilitation, Inc. ("Bev Rehab"), which is part of Beverly Care Alliance, in order to create a more consolidated, strategic approach to managing our inpatient rehabilitation business under PPS. We accrued $2,500,000 related to the termination of 835 therapy associates in conjunction with this reorganization. During 1999, 770 therapy associates were paid $2,300,000 and left the Company. We reversed the remaining $200,000 during 1999 for changes in our initial accounting estimates.

     In addition, our home care and outpatient therapy units underwent the consolidation and relocation of certain services, including billing and collections, which resulted in a workforce reduction charge of $1,300,000 associated with the termination of 236 associates. Of these 236 associates, 74 associates were paid $200,000 and left the Company by December 31, 1998. During 1999, 85 home care and outpatient therapy associates were paid $600,000 and left the Company. We reversed the remaining $500,000 during 1999 for changes in our initial accounting estimates.

     The significant regulatory changes under PPS and other provisions of the 1997 Act were an indicator to management that the carrying values of certain of our nursing facilities may not be fully recoverable. In addition, there were certain assets that had 1998 operating losses, and anticipated future operating losses, which led management to believe that these assets were impaired. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility and reduced the carrying value to its estimate of fair value, resulting in an impairment charge of $9,000,000 in 1998. Management calculated the fair values of the impaired facilities by using the present value of estimated undiscounted future cash flows, or its best estimate of what that facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities we have purchased and sold in previous years.

     Also during the fourth quarter of 1998, management identified nine nursing facilities with an aggregate carrying value of approximately $14,000,000 which needed to be replaced in order to increase operating efficiencies, attract additional census or upgrade the nursing home environment. Management committed to a plan to construct new facilities to replace these buildings and reduced the carrying values of these facilities to their estimated salvage values. These assets were included in the total assets of Beverly Healthcare. In addition, management committed to a plan to dispose of 24 home care centers and nine outpatient therapy clinics which had 1998 and expected future period operating losses. These businesses had an aggregate carrying value of approximately $16,500,000 and were written down to their fair value less costs to sell. These assets generated pre-tax losses of approximately $5,100,000 during the year ended December 31, 1998. Substantially all of these assets were purchased during 1998. We disposed of a majority of these assets during 1999. These assets were included in the total assets of Beverly Care Alliance. We incurred a fourth quarter 1998 pre-tax charge of $30,300,000 related to these replacements, closings and planned disposals.

     In addition to the workforce reduction and impairment charges, we recorded a fourth quarter 1998 impairment charge for other long-lived assets of $19,400,000 primarily related to the write-off of software and software development costs. In conjunction with the implementation of business process changes, and the need for enhanced data-gathering and reporting required to operate effectively under PPS, we installed new clinical software in each of our nursing facilities during late 1998, which made obsolete the previously employed software. In addition, certain of our other ongoing software development projects were abandoned or written down due to obsolescence, feasibility or cost recovery issues.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4. ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 2000, we acquired seven nursing facilities (1,210 beds), one previously leased nursing facility (105 beds) and certain other assets for cash of approximately $3,000,000, closing and other costs of approximately $1,500,000 and write-off of notes receivable of approximately $900,000. The acquisitions of such facilities and other assets were accounted for as purchases. Also during such period, we sold, closed or terminated the leases on 39 nursing facilities (4,263 beds) and certain other assets for cash proceeds of approximately $24,200,000 and notes receivable of approximately $100,000. We did not operate five of these nursing facilities (409 beds), which were leased to other nursing home operators in prior year transactions. We recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 2000, of approximately $2,000,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to our consolidated financial position and results of operations.

     During the year ended December 31, 1999, we purchased three outpatient therapy clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets for cash of approximately $6,000,000, acquired debt of approximately $15,100,000 and closing and other costs of approximately $1,700,000. The acquisitions of such facilities and other assets were accounted for as purchases and resulted in the recording of goodwill of approximately $8,400,000. Also during such period, we sold or terminated the leases on 12 nursing facilities (1,291 beds), one assisted living center (10 units), 17 home care centers and certain other assets for cash proceeds of approximately $7,100,000 and notes receivable of approximately $1,000,000. We did not operate two of the nursing facilities (166 beds), which were leased to other nursing home operators in prior year transactions. We recognized net pre-tax losses, which were included in net operating revenues during the year ended December 31, 1999, of approximately $4,000,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to our consolidated financial position and results of operations.

     During the year ended December 31, 1998, we purchased 111 outpatient therapy clinics, 50 home care centers, eight nursing facilities (823 beds), one assisted living center (48 units), two previously leased nursing facilities (228 beds) and certain other assets for cash of approximately $163,200,000, acquired debt of approximately $8,000,000 and closing and other costs of approximately $7,000,000. The acquisitions of such facilities and other assets were accounted for as purchases and resulted in the recording of goodwill of approximately $143,000,000. Also during such period, we sold or terminated the leases on 26 nursing facilities (3,203 beds) and certain other assets for cash proceeds of approximately $52,500,000, notes receivable of approximately $21,300,000, assumed debt of approximately $4,600,000 and closing and other costs of approximately $2,300,000. We did not operate seven of these nursing facilities (893 beds), which were leased to other nursing home operators in prior year transactions. We recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 1998, of approximately $17,900,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to our consolidated financial position and results of operations.

     In June 1998, we completed the sale of American Transitional Hospitals, Inc. ("ATH"), which operated as Beverly Specialty Hospitals, for cash of approximately $65,300,000 and assumed debt of approximately $2,400,000. ATH operated 15 transitional hospitals (743 beds) in eight states serving the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. We recognized a pre-tax gain, which was included in net operating revenues, of approximately $16,000,000 during the year ended December 31, 1998 as a result of this disposition. During the year ended December 31, 1999, we recorded a pre-tax charge to reduce the sales price of this disposition by approximately $4,500,000, which was included in net operating revenues. The operations of ATH were immaterial to our consolidated financial position and results of operations.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4. ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

     We have been exploring strategic alternatives for our nursing home operations in Florida. During the first quarter of 2001, a formal plan was initiated by management to pursue the sale of these operations. Several parties have expressed an interest in purchasing all, or a portion, of these operations, which include 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) (the "Florida facilities"). We plan to sell one remaining nursing facility (56 beds) in Florida and certain other assets located in Florida in separate transactions. Due diligence research is currently underway by potential buyers interested in the Florida facilities. During 2000, the Florida facilities had net operating revenues of approximately $267,000,000 and had total assets of approximately $237,000,000 at December 31, 2000. It is too early to speculate on timing or pricing of a potential transaction or to estimate the ultimate impact of the sale of the Florida facilities on our consolidated financial position, results of operations or cash flows.

5. PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 (in thousands):

                                     TOTAL                     OWNED                 LEASED
                            -----------------------   -----------------------   -----------------
                               2000         1999         2000         1999       2000      1999
                            ----------   ----------   ----------   ----------   -------   -------
Land, buildings and
  improvements............  $1,455,859   $1,446,004   $1,426,088   $1,412,715   $29,771   $33,289
Furniture and equipment...     383,749      374,855      377,197      369,388     6,552     5,467
Construction in
  progress................      29,196       32,543       29,196       32,543        --        --
                            ----------   ----------   ----------   ----------   -------   -------
                             1,868,804    1,853,402    1,832,481    1,814,646    36,323    38,756
Less accumulated
  depreciation and
  amortization............     805,557      743,337      780,474      716,228    25,083    27,109
                            ----------   ----------   ----------   ----------   -------   -------
                            $1,063,247   $1,110,065   $1,052,007   $1,098,418   $11,240   $11,647
                            ==========   ==========   ==========   ==========   =======   =======

     We record depreciation and amortization using the straight-line method over the following estimated useful lives: land improvements -- 5 to 15 years; buildings -- 35 to 40 years; building improvements -- 5 to 20 years; leasehold improvements -- 5 to 20 years or term of lease, if less; furniture and equipment -- 5 to 15 years. Capitalized lease assets are amortized over the remaining initial terms of the leases.

     Depreciation and amortization expense related to property and equipment, including the amortization of assets under capital lease obligations, for the years ended December 31, 2000, 1999 and 1998 was $83,311,000, $83,328,000 and
$81,722,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

6. LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (dollars in thousands):

                                                                2000       1999
                                                              --------   --------
Credit Agreement due December 31, 2001......................  $164,000   $114,000
9% Senior Notes due February 15, 2006, unsecured............   180,000    180,000
Notes and mortgages, less imputed interest: 2000 -- $46,
  1999 -- $67; due in installments through the year 2031, at effective interest rates of 7.00% to 12.50%, a portion of
  which is secured by property, equipment and other assets
  with a net book value of $229,064 at December 31, 2000....   183,416    199,831
Industrial development revenue bonds, less imputed interest:
  1999 -- $9; due in installments through the year 2013, at
  effective interest rates of 4.88% to 10.71%, a portion of
  which is secured by property and other assets with a net
  book value of $187,668 at December 31, 2000...............   134,015    145,896
7% A.I. Credit Corp. Note due in installments through
  January 2002, secured by a surety bond....................    65,000     65,000
8 3/4% First Mortgage Bonds due July 1, 2008, secured by
  first mortgages on eight nursing facilities with an
  aggregate net book value of $15,094 at December 31,
  2000......................................................    12,238     12,841
8 5/8% First Mortgage Bonds due October 1, 2008, secured by
  first mortgages on 10 nursing facilities with an aggregate
  net book value of $24,799 at December 31, 2000............    19,700     20,640
7.24% Series 1995 Bonds due June 2005, secured by a letter
  of credit.................................................    18,000     25,000
Term Loan under the GE Capital Facility.....................        --        735
                                                              --------   --------
                                                               776,369    763,943
Present value of capital lease obligations, less imputed
  interest: 2000 -- $349, 1999 -- $384, at effective
  interest rates of 6.04% to 16.49%.........................    14,989     16,273
                                                              --------   --------
                                                               791,358    780,216
Less amounts due within one year............................   227,111     34,052
                                                              --------   --------
                                                              $564,247   $746,164
                                                              ========   ========

     The $375,000,000 Credit Agreement (the "Credit Agreement") provides for a Revolver/Letter of Credit Facility (the "Revolver/LOC Facility"). At December 31, 2000, we had approximately $164,000,000 of outstanding borrowings and approximately $32,800,000 of outstanding letters of credit under the Revolver/ LOC Facility. Borrowings under the Credit Agreement bear interest at adjusted LIBOR plus 2.25%, the Base Rate, as defined, plus 1.25% or the adjusted CD rate, as defined, plus 2.375%, at our option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. We pay certain commitment fees and commissions with respect to the Revolver/LOC Facility and had approximately $178,200,000 of unused commitments under such facility at December 31, 2000. The Credit Agreement is secured by property, equipment and other assets associated with nine nursing facilities with an aggregate net book value of approximately $14,100,000 at December 31, 2000, is guaranteed by substantially all of our present and future subsidiaries (collectively, the "Subsidiary Guarantors") and imposes on us certain financial tests and restrictive covenants.

     Effective September 30, 1999, we executed an amendment to our Credit Agreement, as well as amendments with certain of our other lenders covering debt of approximately $199,000,000 (collectively, the "Amendments"), which modified certain financial covenant levels and increased the annual interest rates for

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

6. LONG-TERM DEBT -- (CONTINUED)

such debt and added real and personal property as collateral, including stock of certain of our subsidiaries. The Amendments were required since recording of the special charges related to the Allocation Investigations, as discussed herein, would have resulted in our noncompliance with certain financial covenants contained in those debt agreements.

     In December 2000, we executed a second amendment to our Credit Agreement and various other debt to modify certain financial covenant levels. These amendments were required since recording of the pre-tax charges during 2000 (as discussed herein) would have resulted in our noncompliance with those financial covenants. The Credit Agreement matures on December 31, 2001. As a result, all borrowings under the Revolver are classified as current liabilities at December 31, 2000. We expect to renegotiate, extend or refinance the Credit Agreement prior to December 31, 2001. However, no assurances can be made that we will be able to refinance the Credit Agreement at commercially reasonable terms, if at all.

     We have $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") which were sold through a public offering. The Senior Notes are unsecured obligations guaranteed by the Subsidiary Guarantors and impose on us certain restrictive covenants. Separate financial statements of the Subsidiary Guarantors are not considered to be material to holders of the Senior Notes since the guaranty of each of the Subsidiary Guarantors is joint and several and full and unconditional (except that liability thereunder is limited to an aggregate amount equal to the largest amount that would not render its obligations thereunder subject to avoidance under Section 548 of the Bankruptcy Code of 1978, as amended, or any comparable provisions of applicable state law), and Beverly Enterprises, Inc., the parent, has no operations or assets separate from its investment in its subsidiaries.

     We have $70,000,000 of Medium Term Notes due March 2005, which is off-balance sheet financing for the Company. The Medium Term Notes are collateralized by patient accounts receivable, which are sold by Beverly Health and Rehabilitation Services, Inc., one of our wholly-owned subsidiaries, to Beverly Funding Corporation ("BFC"), a wholly-owned bankruptcy remote subsidiary. In 1999, such debt was refinanced and we were required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to deconsolidate BFC. At December 31, 2000, BFC had total assets of approximately $110,000,000, which cannot be used to satisfy claims of the Company or any of our subsidiaries.

     Maturities and sinking fund requirements of long-term debt, including capital leases, for the years ended December 31 are as follows (in thousands):

                           2001      2002      2003      2004      2005     THEREAFTER    TOTAL
                         --------   -------   -------   -------   -------   ----------   --------
Future minimum lease
  payments.............  $  2,887   $ 2,644   $ 2,184   $ 2,223   $ 1,669    $ 15,194    $ 26,801
Less interest..........    (1,368)   (1,236)   (1,109)   (1,014)     (910)     (6,175)    (11,812)
                         --------   -------   -------   -------   -------    --------    --------
Net present value of
  future minimum lease
  payments.............     1,519     1,408     1,075     1,209       759       9,019      14,989
Notes, mortgages and
  bonds................   225,592    79,668    29,493    37,666    41,158     362,792     776,369
                         --------   -------   -------   -------   -------    --------    --------
                         $227,111   $81,076   $30,568   $38,875   $41,917    $371,811    $791,358
                         ========   =======   =======   =======   =======    ========    ========

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

6. LONG-TERM DEBT -- (CONTINUED)

     Most of our capital leases, as well as our operating leases, have original terms from ten to fifteen years and contain at least one renewal option (which could extend the term of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by us of real estate taxes, insurance and maintenance costs.

     The industrial development revenue bonds were originally issued prior to 1985 primarily for the construction or acquisition of nursing facilities. Bond reserve funds of approximately $415,000 and $594,000 at December 31, 2000 and 1999, respectively, are included in the consolidated balance sheet caption "Other assets." These funds are invested primarily in certificates of deposit and in United States government securities and are carried at cost, which approximates market value. Net capitalized interest relating to construction was not material in 2000, 1999, or 1998.

7. COMMITMENTS AND CONTINGENCIES

     Our future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2000, are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
2001........................................................   $ 85,655
2002........................................................     71,744
2003........................................................     46,299
2004........................................................     30,082
2005........................................................     23,680
Thereafter..................................................     47,283
                                                               --------
                                                               $304,743
                                                               ========

     Our total future minimum rental commitments are net of approximately $3,697,000 of minimum sublease rental income due in the future under noncancelable subleases. Rent expense on operating leases, net of sublease rental income, for the years ended December 31 was as follows:
2000 -- $114,889,000; 1999 -- $115,598,000; 1998 -- $113,762,000. Sublease rent income was approximately $3,312,000, $7,096,000, and $6,772,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Contingent rent expense, based primarily on revenues, was approximately $14,000,000, $18,000,000 and $17,000,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, we leased 11 nursing facilities, one assisted living center and our corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the creditor. We have the option to purchase the facilities at the end of the initial lease terms at fair market value. The financing arrangement was entered into for the construction of these facilities and had an original commitment of $125,000,000. In April 2000, the agreement covering this financing arrangement was amended whereby availability under the original commitment was reduced to $113,500,000, which equaled the total construction advances made as of such date.

     We outsource our management information systems data processing functions under an agreement which expires in 2002. Our future minimum commitments as of December 31, 2000 under this agreement are as follows: 2001 -- $3,894,000; and 2002 -- $2,884,000. We incurred approximately $5,221,000, $6,515,000 and
$5,673,000 under this agreement during the years ended December 31, 2000, 1999 and 1998, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     We are contingently liable for approximately $57,191,000 of long-term debt maturing on various dates through 2019, as well as annual interest and letter of credit fees totaling approximately $5,362,000. Such contingent liabilities principally arose from our sale of nursing facilities and retirement living centers. We operate the facilities related to approximately $27,331,000 of the principal amount for which we are contingently liable, pursuant to long-term agreements accounted for as operating leases. In addition, we are contingently liable for various operating leases that were assumed by purchasers and are secured by the rights thereto, as well as approximately $2,260,000 of loans to certain of our officers, which are collateralized by shares of our Common Stock pledged by the officers.

     On February 3, 2000, we entered into a series of separate agreements with the U.S. Department of Justice and the Office of Inspector General (the "OIG") of the Department of Health and Human Services. These agreements settled the federal government's investigations of the Company relating to our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations").

     The agreements consist of:

     - a Plea Agreement;

     - a Civil Settlement Agreement;

     - a Corporate Integrity Agreement; and

     - an agreement concerning the disposition of 10 nursing facilities.

     Under the Plea Agreement, one of our subsidiaries pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare and paid a criminal fine of $5,000,000 during the first quarter of 2000.

     Under the Civil Settlement Agreement, we paid the federal government $25,000,000 during the first quarter of 2000 and are reimbursing the federal government an additional $145,000,000 through withholdings from our biweekly Medicare periodic interim payments in equal installments over eight years. It is anticipated that cash flows from operations will decline approximately $18,100,000 per year as a result of the reduction in Medicare periodic interim payments. Our cash flows from operations were negatively impacted by approximately $16,700,000 during the year ended December 31, 2000. At December 31, 2000, our obligations to the federal government totaled approximately $94,900,000, which was included in the balance sheet captions "Other accrued liabilities" and "Other liabilities and deferred items." In addition, we agreed to resubmit certain Medicare filings to reflect reduced labor costs allocated to the Medicare program.

     Under the Corporate Integrity Agreement, we are required to monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal healthcare programs. It also includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement. We believe that we are in substantial compliance with the requirements of the Corporate Integrity Agreement.

     In accordance with our agreement to dispose of 10 nursing facilities, we disposed of seven of the facilities during 2000. We expect to dispose of the remainder during 2001. The carrying values of these facilities have been adjusted to our best estimate of their net realizable values.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of our officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Due to the preliminary state of the

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

Class Action, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, we believe that we acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

     In addition, since July 29, 1999, eight derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware, as well as the federal district court in Arkansas, (collectively, the "Derivative Actions"). Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, we believe that we acted lawfully with respect to the allegations of the Derivative Actions and will vigorously defend the Derivative Actions. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

     There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position or results of operations.

8. STOCKHOLDERS' EQUITY

     We had 300,000,000 shares of authorized $.10 par value common stock ("Common Stock") at December 31, 2000 and 1999. We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on our Common Stock. During 2000 and 1999, we did not pay any cash dividends on our Common Stock and no future dividends are currently planned. We had 25,000,000 shares of authorized $1 par value preferred stock at December 31, 2000 and 1999, all of which remain unissued. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

     In June 1996, our Board of Directors authorized a stock repurchase program whereby we may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of our outstanding Common Stock. On June 2, 1998, the Board of Directors authorized an increase to this stock repurchase program. From June 1996 through December 1999, we repurchased approximately 10,200,000 shares of our outstanding Common Stock under the stock repurchase program. During the first quarter of 2000, we repurchased approximately 1,200,000 additional shares of our outstanding Common Stock under the stock repurchase program at a cost of approximately $3,900,000. The repurchases were financed primarily through borrowings under our Revolver/LOC Facility. If we had repurchased these additional shares prior to January 1, 2000, the impact on our operating results per share for the year ended December 31, 2000 would have been immaterial. We have no current plans to continue such repurchases. We are subject to certain restrictions under our credit arrangements related to the repurchase of our outstanding Common Stock.

     During 1997, the New Beverly 1997 Long-Term Incentive Plan was approved (the "1997 Long-Term Incentive Plan"). Such plan became effective December 3, 1997 and will remain in effect until December 31, 2006, subject to early termination by the Board of Directors. The Compensation Committee of the Board of Directors (the "Committee") is responsible for administering the 1997 Long-Term Incentive Plan and has complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan. We have 10,000,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the 1997 Long-Term Incentive Plan in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

stock, restricted stock units, performance awards, bonus stock and other stock unit awards. Except for options granted upon the assumption of, or in substitution for, options of another company in which we participate in a corporate transaction, nonqualified and incentive stock options must be granted at a purchase price equal to the fair market value of our Common Stock on the date of grant. Options shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Stock appreciation rights may be granted alone, in tandem with an option or in addition to an option. Stock appreciation rights shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards and three years for other awards. Performance awards, bonus stock and other stock unit awards may be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined.

     During 1997, the New Beverly Non-Employee Directors Stock Option Plan was approved (the "Non-Employee Directors Stock Option Plan"). Such plan became effective December 3, 1997 and will remain in effect until December 31, 2007, subject to early termination by the Board of Directors. We have 300,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the Non-Employee Directors Stock Option Plan. The Non-Employee Directors Stock Option Plan was amended by the Board of Directors on December 11, 1997 to provide that each nonemployee director be granted an option to purchase 3,375 shares of our Common Stock on June 1 of each year until the plan is terminated, subject to the availability of shares. Such options are granted at a purchase price equal to the fair market value of our Common Stock on the date of grant, become exercisable one year after the date of grant and expire 10 years after the date of grant.

     During the third quarter of 2000, we offered all employees holding stock options granted prior to February 2000 the opportunity to exchange all or part of their stock options for shares of restricted stock. This resulted in the issuance of approximately 2,400,000 shares of restricted stock, which vest four years after the grant date, in exchange for approximately 4,800,000 stock options. Had we issued these additional shares prior to January 1, 2000, our operating results per share would have been reduced by $.01 per share for the year ended December 31, 2000.

     In January 2001, we filed a registration statement under Form S-8 with the Securities and Exchange Commission registering 1,174,500 shares of our Common Stock. These shares were previously repurchased by the Company and are being held in treasury. Such shares are expected to be issued under the Beverly Enterprises, Inc. Stock Grant Plan (the "Stock Grant Plan"). Shares of Common Stock will be issued under the Stock Grant Plan to holders of restricted shares who by virtue of the terms of their employment contracts, severance agreements or other similar arrangements have a claim to the immediate vesting of their restricted stock. In conjunction with the reorganization in the first quarter of 2001, 545,542 shares of Common Stock under the Stock Grant Plan were issued to various officers who made such claims.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

     The following table summarizes stock option and restricted stock data relative to our long-term incentive plans for the years ended December 31:

                                            2000                    1999                     1998
                                   ----------------------   ---------------------   ----------------------
                                                WEIGHTED-               WEIGHTED-                WEIGHTED-
                                     NUMBER      AVERAGE     NUMBER      AVERAGE      NUMBER      AVERAGE
                                       OF       EXERCISE       OF       EXERCISE        OF       EXERCISE
                                     SHARES       PRICE      SHARES       PRICE       SHARES       PRICE
                                   ----------   ---------   ---------   ---------   ----------   ---------
Options outstanding at beginning
  of year........................   7,307,459     $9.08     8,163,565     $9.20      6,561,903     $9.29
Changes during the year:
  Granted........................   2,569,325      3.32       121,627      6.51      3,341,994      8.81
  Exercised......................    (134,035)     3.52       (40,450)     6.44       (428,069)     6.89
  Cancelled......................  (5,952,423)     9.31      (937,283)     9.88     (1,312,263)     9.42
                                   ----------               ---------               ----------
Options outstanding at end of
  year...........................   3,790,326      5.02     7,307,459      9.08      8,163,565      9.20
                                   ==========               =========               ==========
Options exercisable at end of
  year...........................   1,104,815      7.30     4,107,067      8.56      3,761,259      8.50
                                   ==========               =========               ==========
Options available for grant at
  end of year....................   3,343,233               2,413,967                1,701,426
                                   ==========               =========               ==========
Restricted stock outstanding at
  beginning of year..............      67,519                      --                       --
Changes during the year:
  Granted........................   2,453,832                  84,491                       --
  Vested.........................     (90,181)                (16,972)                      --
  Forfeited......................     (76,297)                     --                       --
                                   ----------               ---------               ----------
Restricted stock outstanding at
  end of year....................   2,354,873                  67,519                       --
                                   ==========               =========               ==========

     Exercise prices for options outstanding as of December 31, 2000 ranged from $3.00 to $14.38. The weighted-average remaining contractual life of these options is eight years. The following table provides certain information with respect to stock options outstanding at December 31, 2000:

                                                   OPTIONS OUTSTANDING
                                     -----------------------------------------------       OPTIONS EXERCISABLE
                                                                       WEIGHTED-       ----------------------------
                                                     WEIGHTED-          AVERAGE                        WEIGHTED-
                                       OPTIONS        AVERAGE          REMAINING         OPTIONS        AVERAGE
RANGE OF EXERCISE PRICES             OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
------------------------             -----------   --------------   ----------------   -----------   --------------
$ 3.00 - $ 6.50....................   3,175,010        $3.57              7.99            673,967        $4.31
$ 7.19 - $ 9.44....................     175,500         8.82              5.69            175,500         7.85
$10.46 - $12.88....................      64,125        11.94              6.65             55,689        11.80
$14.25 - $14.38....................     375,691        14.26              7.18            199,659        14.27
                                      ---------                                         ---------
$ 3.00 - $14.38....................   3,790,326        $5.02              7.78          1,104,815        $7.30
                                      =========                                         =========

     We recognize compensation expense for our restricted stock grants at the fair market value of our Common Stock on the date of grant, amortized over their respective vesting periods on a straight-line basis. The total charges to our consolidated statements of operations for the years ended December 31, 2000 and 1999 related to these restricted stock grants were approximately $1,149,000 and $198,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our stock option grants under the fair market value method as prescribed by such statement. The fair market value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 1999 and 1998, respectively:

     - risk-free interest rates of 5.3%, 6.8% and 5.0%;

     - volatility factors of the expected market price of our Common Stock of .57, .46 and .41; and

     - expected option lives of 10 years.

     We do not currently pay cash dividends on our Common Stock and no future dividends are currently planned. Such weighted-average assumptions resulted in a weighted average fair market value of options granted during 2000, 1999 and 1998 of $2.40 per share, $4.27 per share and $5.35 per share, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of our stock options.

     For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The pro forma effects on our reported net loss and diluted loss per share assuming we accounted for our stock option grants in accordance with SFAS No. 123 for the years ended December 31, 2000, 1999 and 1998 would have been a net loss of $51,256,000 or $.50 per share, a net loss of $137,015,000 or $1.34 per share and a net loss of $32,202,000 or $.31 per share, respectively. The pro forma amounts for 2000 reflect the impact of the cancellation of approximately 4,800,000 stock options in exchange for approximately 2,400,000 shares of restricted stock (as discussed above). Such pro forma effects are not necessarily indicative of the effects on future years.

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of our Common Stock at the current market price through payroll deductions. We have historically made contributions in the amount of 30% of the participant's contribution. Effective January 1, 2001, we reduced such contributions to 15% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charges to our consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 related to this plan were approximately $1,192,000, $1,723,000 and $2,435,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9. INCOME TAXES

     The benefit from taxes on loss before extraordinary charge and the cumulative effect of change in accounting for start-up costs (see Note 1) consists of the following for the years ended December 31 (in thousands):

                                                         2000       1999       1998
                                                       --------   --------   --------
Federal:
  Current............................................  $     --   $     --   $     --
  Deferred...........................................   (26,962)   (72,001)   (28,227)
State:
  Current............................................     4,000      4,000      2,169
  Deferred...........................................       700    (11,078)       122
                                                       --------   --------   --------
                                                       $(22,262)  $(79,079)  $(25,936)
                                                       ========   ========   ========

     We had an annual effective tax rate of 29% for the year ended December 31, 2000, compared to annual effective tax rates of 37% and 51% for the years ended December 31, 1999 and 1998, respectively. The annual effective tax rate in 2000 was different than the federal statutory rate primarily due to the impact of amortization of nondeductible goodwill and state income taxes, partially offset by the benefit of certain tax credits. Amortization of nondeductible goodwill was impacted by the write-down of goodwill on certain under-performing outpatient therapy clinics (see Note 3). The annual effective tax rate in 1999 was different than the federal statutory rate primarily due to the impact of state income taxes. The annual effective tax rate in 1998 was different than the federal statutory rate primarily due to the impact of the sale of ATH (see Note
4), the benefit of certain tax credits, and the pre-tax charge of approximately $69,400,000 (see Note 3) which reduced our pre-tax income to a level where permanent tax differences and state income taxes had a more significant impact on the effective tax rate.

     A reconciliation of the benefit from income taxes, computed at the statutory rate, to our annual effective tax rate is summarized as follows for the years ended December 31 (dollars in thousands):

                                            2000              1999              1998
                                       --------------    --------------    --------------
                                        AMOUNT     %      AMOUNT     %      AMOUNT     %
                                       --------   ---    --------   ---    --------   ---
Benefit at statutory rate............  $(26,868)  35     $(74,804)  35     $(17,809)  35
General business tax credits.........    (2,138)   3       (2,470)   1       (2,315)   5
State tax provision, net.............     3,055   (4)      (4,601)   2        1,489   (3)
Nondeductible amortization of
  intangibles........................     5,701   (8)       1,192   --          (74)  --
Sale of ATH..........................        --   --           --   --       (6,867)  13
Other................................    (2,012)   3        1,604   (1)        (360)   1
                                       --------   --     --------   --     --------   --
                                       $(22,262)  29     $(79,079)  37     $(25,936)  51
                                       ========   ==     ========   ==     ========   ==

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9. INCOME TAXES -- (CONTINUED)

     Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to our deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                     2000                   1999
                                             --------------------   --------------------
                                              ASSET     LIABILITY    ASSET     LIABILITY
                                             --------   ---------   --------   ---------
Insurance reserves.........................  $ 40,399   $     --    $ 25,512   $     --
General business tax credit
  carryforwards............................    12,257         --       8,850         --
Alternative minimum tax credit
  carryforwards............................    15,873         --      15,772         --
Provision for dispositions.................    17,705      2,688      35,454      3,882
Provision for Medicare repayment...........    40,757         --      55,175         --
Provision for doubtful accounts............    22,451         --      11,483         --
Depreciation and amortization..............     2,388    123,548       6,582    132,863
Operating supplies.........................        --     13,246          --     13,004
Federal net operating loss carryforwards...    53,489         --      29,491         --
Other......................................    11,913     25,650      13,224     25,818
                                             --------   --------    --------   --------
                                             $217,232   $165,132    $201,543   $175,567
                                             ========   ========    ========   ========

     At December 31, 2000, we had federal net operating loss carryforwards of $152,824,000 for income tax purposes which expire in years 2018 through 2020 and general business tax credit carryforwards of $12,257,000 for income tax purposes which expire in years 2009 through 2020. For financial reporting purposes, the federal net operating loss carryforwards and the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. Our net deferred tax assets at December 31, 2000 will be realized through the reversal of temporary taxable differences, future taxable income and the implementation of tax planning strategies, as needed.

     We have relied on various factors to conclude that it is more likely than not that our future results of operations and/or tax planning strategies coupled with the reversal of existing taxable temporary differences will generate sufficient taxable income to realize our net deferred tax assets. Our results of operations for the last three years are not reflective of our future earnings potential. Our results of operations have been negatively impacted by the occurrence of several events that are not anticipated to recur in future periods. The 1997 Act phased in the Medicare prospective payment system, which was effective for us on January 1, 1999. We experienced a reduction in our 1999 net operating revenues of approximately $114,000,000 as compared to 1998 as a result of the 1997 Act. However, we experienced an increase in our 2000 net operating revenues as compared to 1999 related to the impact of BBRA 1999, and we anticipate that our net operating revenues for 2001 as compared to 2000 will increase approximately $30,000,000 as a result of the BIPA provisions.

     Our results of operations for the last three years have also included pre-tax charges totaling approximately $87,400,000, $270,300,000 and $163,200,000 for 2000, 1999 and 1998, respectively. These pre-tax charges primarily related to increasing reserves for patient care liability costs, asset impairments, workforce reductions and other unusual items, as well as special charges related to settlements of federal government investigations and year 2000 remediation costs (as discussed herein).

     Given the significant effects the above unusual charges and events had on our recent results of operations, we believe our expectation of future income is reasonable. In addition, we are exploring strategic alternatives, including the possible divestiture, for our nursing home operations in Florida, where we have incurred

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9. INCOME TAXES -- (CONTINUED)

significant patient care liability costs. We would expect a positive impact on our future core operating results due to the divestiture of our Florida nursing operations; however, no assurances can be made of the ultimate impact of the sale of these operations on our future consolidated financial position, results of operations or cash flows. If additional income above that produced by ordinary and recurring operations is needed to realize the benefit of our net deferred tax assets, we could enter into sale-leaseback transactions involving operating assets that would accelerate reversal of taxable temporary differences. Therefore, we do not believe that a deferred tax valuation allowance is necessary at December 31, 2000.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Financial Accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent our underlying value. We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

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

  Long-term Debt (Including Current Portion)

     The carrying amounts of our variable-rate borrowings approximate their fair values. The fair values of the remaining long-term debt are estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

  Federal Government Settlements (Including Current Portion)

     The carrying amount of our obligations to the federal government resulting from the settlements of the Allocation Investigations is included in the consolidated balance sheet captions "Other accrued liabilities" and

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

10. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)
"Other liabilities and deferred items." Such obligations are non-interest bearing, and as such, were imputed at their approximate fair market rate of 9% for accounting purposes. Therefore, the carrying amount of such obligations should approximate its fair value.

     The carrying amounts and estimated fair values of our financial instruments at December 31, 2000 and 1999 are as follows (in thousands):

                                                       2000                    1999
                                               ---------------------   ---------------------
                                               CARRYING                CARRYING
                                                AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                               --------   ----------   --------   ----------
Cash and cash equivalents....................  $ 25,908    $ 25,908    $ 24,652    $ 24,652
Notes receivable, net (including current
  portion)...................................     3,304       3,441      20,588      20,567
Beverly Indemnity funds......................       669         669         561         561
Long-term debt (including current portion)...   791,358     772,699     780,216     744,520
Federal government settlements (including
  current portion)...........................    94,871      94,871     133,314     133,314

     At December 31, 2000 and 1999, we had outstanding defeased long-term debt with aggregate carrying values of $1,750,000 and $13,785,000, respectively. The fair values of such defeased debt were approximately $1,821,000 and $14,071,000 at December 31, 2000 and 1999, respectively. The fair values were estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

     In order to consummate certain dispositions and other transactions, we have agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessor. It is not practicable to estimate the fair value of our off-balance sheet guarantees (See Note 7). We do not charge a fee for entering into such agreements and contracting with a financial institution to estimate such amounts could not be done without incurring excessive costs. In addition, unlike us, a financial institution would not be in a position to assume the underlying obligations and operate the nursing facilities collateralizing the obligations, which would significantly impact the calculation of the fair value of such off-balance sheet guarantees.

     At December 31, 2000 and 1999, we guaranteed approximately $2,260,000 and $2,784,000, respectively, of loans to certain of our officers, which are collateralized by shares of our Common Stock pledged by the officers. The fair values of such loans were approximately $2,341,000 and $2,806,000 at December 31, 2000 and 1999, respectively. The fair values were estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

11. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

  Description of the Types of Services from which each Operating Segment Derives its Revenues

     At December 31, 2000 and 1999, we were organized into two operating segments, which support our delivery of long-term healthcare services. These operating segments included:

     - Beverly Healthcare, which provides long-term healthcare through the operation of nursing facilities and assisted living centers; and

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

11. SEGMENT INFORMATION -- (CONTINUED)

     - Beverly Care Alliance, which operates outpatient therapy clinics, hospice and home care centers and an inpatient rehabilitation therapy services business.

     In addition to the two operating segments mentioned above, we operated Beverly Specialty Hospitals through June 1998. Beverly Specialty Hospitals operated transitional hospitals. In June 1998, we completed the sale of this segment (see Note 4).

  Measurement of Segment Income or Loss and Segment Assets

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate performance and allocate resources based on income or loss from operations before income taxes, excluding any unusual items.

  Factors Management Used to Identify Our Operating Segments

     Our operating segments are strategic business units that offer different services within the long-term healthcare continuum. Business in each operating segment is conducted by one or more corporations. The corporations comprising each operating segment also have separate boards of directors.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

11. SEGMENT INFORMATION -- (CONTINUED)

     The following table summarizes certain information for each of our operating segments (in thousands):

                                                    BEVERLY     BEVERLY
                                        BEVERLY       CARE     SPECIALTY
                                       HEALTHCARE   ALLIANCE   HOSPITALS   ALL OTHER(1)     TOTALS
                                       ----------   --------   ---------   ------------   ----------
Year ended December 31, 2000
  Revenues from external customers...  $2,427,554   $202,555    $    --     $  (4,499)    $2,625,610
  Intercompany revenues..............          --    139,024         --        11,695        150,719
  Interest income....................         225        130         --         2,295          2,650
  Interest expense...................      27,107        241         --        52,668         80,016
  Depreciation and amortization......      78,984     14,802         --         6,275        100,061
  Pre-tax income (loss)..............     105,192      9,578         --      (191,534)       (76,764)
  Total assets.......................   1,508,748    271,621         --        95,624      1,875,993
  Capital expenditures...............      59,818      7,259         --         8,950         76,027
Year ended December 31, 1999
  Revenues from external customers...  $2,305,341   $237,014    $    --     $   4,317     $2,546,672
  Intercompany revenues..............          --    140,216         --        11,643        151,859
  Interest income....................         240         88         --         4,007          4,335
  Interest expense...................      28,434        425         --        43,719         72,578
  Depreciation and amortization......      79,454     13,228         --         6,478         99,160
  Pre-tax income (loss)..............     109,884     23,417         --      (347,027)      (213,726)
  Total assets.......................   1,501,670    325,771         --       155,439      1,982,880
  Capital expenditures...............      73,029     10,518         --        11,867         95,414
Year ended December 31, 1998
  Revenues from external customers...  $2,531,496   $192,627    $61,775     $  26,334     $2,812,232
  Intercompany revenues..............          --     13,518        539        10,682         24,739
  Interest income....................         410        160          3        10,135         10,708
  Interest expense...................      29,359        108         93        36,378         65,938
  Depreciation and amortization......      78,269      8,662      1,578         5,213         93,722
  Pre-tax income (loss)..............     165,707      6,878       (670)     (222,797)       (50,882)
  Total assets.......................   1,526,091    303,913         --       330,507      2,160,511
  Capital expenditures...............      87,209     15,149      4,937        43,156        150,451

---------------

(1) All Other consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include pre-tax charges totaling approximately $87,400,000, $270,300,000 and $163,200,000 for 2000, 1999 and 1998,
    respectively. Such pre-tax charges primarily related to increasing reserves for patient care liability costs, asset impairments, workforce reductions and other unusual items, as well as special charges related to settlements of federal government investigations and year 2000 remediation costs (as discussed herein).

                           BEVERLY ENTERPRISES, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a summary of our quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                      2000                                               1999
                             ------------------------------------------------------   ------------------------------------------
                               1ST        2ND        3RD        4TH        TOTAL        1ST         2ND        3RD        4TH
                             --------   --------   --------   --------   ----------   --------   ---------   --------   --------
Total revenues.............  $646,927   $655,888   $665,889   $659,556   $2,628,260   $635,029   $ 633,678   $638,331   $643,969
                             ========   ========   ========   ========   ==========   ========   =========   ========   ========
Income (loss) before
  provision for (benefit
  from) income taxes.......  $ 10,098   $ 13,001   $(32,831)  $(67,032)  $  (76,764)  $  9,377   $(183,901)  $ 12,535   $(51,737)
Provision for (benefit
  from) income taxes.......     3,837      4,479    (10,360)   (20,218)     (22,262)     3,470     (68,044)     4,638    (19,143)
                             --------   --------   --------   --------   ----------   --------   ---------   --------   --------
Net income (loss)..........  $  6,261   $  8,522   $(22,471)  $(46,814)  $  (54,502)  $  5,907   $(115,857)  $  7,897   $(32,594)
                             ========   ========   ========   ========   ==========   ========   =========   ========   ========
Income (loss) per share of
  common stock:
  Basic and diluted:
    Net income (loss)......  $    .06   $    .08   $   (.22)  $   (.45)  $     (.53)  $    .06   $   (1.13)  $    .08   $   (.32)
                             ========   ========   ========   ========   ==========   ========   =========   ========   ========
    Shares used to compute
      basic net income
      (loss) per share.....   102,281    101,321    102,473    103,720      102,452    102,480     102,494    102,495    102,496
                             ========   ========   ========   ========   ==========   ========   =========   ========   ========
    Shares used to compute
      diluted net income
      (loss) per share.....   102,402    101,323    102,473    103,720      102,452    102,693     102,494    102,715    102,496
                             ========   ========   ========   ========   ==========   ========   =========   ========   ========
Common stock price range:
  High.....................  $   4.56   $   4.00   $   6.38   $   8.25                $   6.94   $    8.19   $   8.00   $   5.19
  Low......................  $   2.50   $   2.75   $   2.56   $   3.81                $   4.50   $    4.31   $   3.88   $   3.50

                                1999
                             ----------
                               TOTAL
                             ----------
Total revenues.............  $2,551,007
                             ==========
Income (loss) before
  provision for (benefit
  from) income taxes.......  $ (213,726)
Provision for (benefit
  from) income taxes.......     (79,079)
                             ----------
Net income (loss)..........  $ (134,647)
                             ==========
Income (loss) per share of
  common stock:
  Basic and diluted:
    Net income (loss)......  $    (1.31)
                             ==========
    Shares used to compute
      basic net income
      (loss) per share.....     102,491
                             ==========
    Shares used to compute
      diluted net income
      (loss) per share.....     102,491
                             ==========
Common stock price range:
  High.....................
  Low......................

---------------

     We had an annual effective tax rate of 29% for the year ended December 31, 2000 compared to an annual effective tax rate of 37% for the year ended December 31, 1999. The annual effective tax rate in 2000 was different than the federal statutory rate primarily due to the impact of amortization of nondeductible goodwill and state income taxes, partially offset by the benefit of certain tax credits. Amortization of nondeductible goodwill was impacted by the write-down of goodwill on certain under-performing outpatient therapy clinics (see Note 3). The annual effective tax rate in 1999 was different than the federal statutory rate primarily due to the impact of state income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 24, 2001, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 24, 2001, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 24, 2001, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Jon E.M. Jacoby, a director, serves as Executive Vice President, Chief Financial Officer and director of Stephens Group, Inc. During the year ended December 31, 1998, we used Stephens Group, Inc., or its affiliates, for investment banking services.

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

  (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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

                           BEVERLY ENTERPRISES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(A))

                                                               PAGE
                                                               ----
1. Consolidated financial statements:
   Report of Ernst & Young LLP, Independent Auditors........    33
   Consolidated Balance Sheets at December 31, 2000 and
     1999...................................................    34
   Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 2000......    35
   Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31,
     2000...................................................    36
   Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2000......    37
   Notes to Consolidated Financial Statements...............    38
   Supplementary Data (Unaudited) -- Quarterly Financial
     Data...................................................    61

2. Consolidated financial statement schedule for each of the three years in the period ended December 31, 2000:
   II -- Valuation and Qualifying Accounts..................    64

   All other schedules are omitted because they are either not applicable or the items do not exceed the various disclosure levels.

                           BEVERLY ENTERPRISES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                         CHARGED                       DUE TO
                                           BALANCE AT   (CREDITED)                  ACQUISITIONS              BALANCE
                                           BEGINNING        TO        WRITE-OFFS/       AND                  AT END OF
DESCRIPTION                                 OF YEAR     OPERATIONS    RECOVERIES    DISPOSITIONS    OTHER      YEAR
-----------                                ----------   ----------    -----------   ------------   -------   ---------
Year ended December 31, 2000:
  Allowance for doubtful accounts:
     Accounts receivable -- patient......   $64,398      $ 72,420      $(42,090)      $   949      $(4,041)   $91,636
     Accounts receivable -- nonpatient...     1,423           932          (983)           --           --      1,372*
     Notes receivable....................     5,604          (871)         (709)         (451)          --      3,573
                                            -------      --------      --------       -------      -------    -------
                                            $71,425      $ 72,481      $(43,782)      $   498      $(4,041)   $96,581
                                            =======      ========      ========       =======      =======    =======
Year ended December 31, 1999:
  Allowance for doubtful accounts:
     Accounts receivable -- patient......   $21,764      $ 67,400(A)   $(26,901)      $ 1,901      $   234    $64,398
     Accounts receivable -- nonpatient...       677           963            17            --         (234)     1,423*
     Notes receivable....................     2,921         3,733        (1,400)           --          350      5,604
                                            -------      --------      --------       -------      -------    -------
                                            $25,362      $ 72,096      $(28,284)      $ 1,901      $   350    $71,425
                                            =======      ========      ========       =======      =======    =======
Year ended December 31, 1998:
  Allowance for doubtful accounts:
     Accounts receivable -- patient......   $17,879      $ 25,549      $(19,807)      $(1,857)     $    --    $21,764
     Accounts receivable -- nonpatient...       862           (90)          (13)          (82)          --        677
     Notes receivable....................     2,917          (210)          (66)           --          280      2,921
                                            -------      --------      --------       -------      -------    -------
                                            $21,658      $ 25,249      $(19,886)      $(1,939)     $   280    $25,362
                                            =======      ========      ========       =======      =======    =======

---------------

(A) Includes $39,000,000 for certain prior year cost report related items affected by the Allocation Investigations, as well as $1,007,000 for additional accounts receivable-patient reserves required on the 10 nursing facilities being disposed of as a result of the settlements of such investigations. These amounts are included in the "Special charges related to settlements of federal government investigations".

 * Includes amounts classified in long-term other assets as well as current assets.

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS
                                (ITEM 14(a)(3))

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
          3.1            -- Form of Restated Certificate of Incorporation of New
                            Beverly Holdings, Inc. (incorporated by reference to
                            Exhibit 3.1 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1997)
          3.2            -- Form of Certificate of Amendment of Certificate of
                            Incorporation of New Beverly Holdings Inc., changing its
                            name to Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.2 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
          3.3            -- By-Laws of Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.4 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on June 4, 1997
                            (File No. 333-28521))
          4.1            -- Indenture dated as of February 1, 1996 between Beverly
                            Enterprises, Inc. and Chemical Bank, as Trustee, with
                            respect to Beverly Enterprises, Inc.'s 9% Senior Notes
                            due February 15, 2006 (the "9% Indenture") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Annual Report on Form 10-K for the year ended
                            December 31, 1995)
          4.2            -- Form of Supplemental Indenture No. 2 to the 9% Indenture
                            dated as of November 19, 1997 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on September 8,
                            1997 (File No. 333-35137))
          4.3            -- Indenture dated as of April 1, 1993 (the "First Mortgage
                            Bond Indenture"), among Beverly Enterprises, Inc.,
                            Delaware Trust Company, as Corporate Trustee, and Richard
                            N. Smith, as Individual Trustee, with respect to First
                            Mortgage Bonds (incorporated by reference to Exhibit 4.1
                            to Beverly Enterprises, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1993)
          4.4            -- First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 3/4%
                            First Mortgage Bonds due 2008 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended March 31, 1993)
          4.5            -- Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8%
                            First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
                            Beverly Enterprises, Inc.'s Current Report on Form 8-K
                            dated July 15, 1993) (incorporated by reference to
                            Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
          4.6            -- Trust Indenture dated as of December 1, 1994 from Beverly
                            Funding Corporation, as Issuer, to Chemical Bank, as
                            Trustee (the "Chemical Indenture") (incorporated by
                            reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on February 13,
                            1995 (File No.33-57663))
          4.7            -- First Amendment and Restatement, dated as of June 1,
                            1999, of Trust Indenture, dated as of December 1, 1994,
                            from Beverly Funding Corporation, as Issuer, to The Chase
                            Manhattan Bank, as Trustee (incorporated by reference to
                            Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1999)

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
          4.8            -- Series Supplement dated as of December 1, 1994 to the
                            Chemical Indenture (incorporated by reference to Exhibit
                            10.46 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
          4.9            -- Series Supplement, dated as of June 1, 1999, by and
                            between Beverly Funding Corporation and The Chase
                            Manhattan Bank ("1999-1 Series Supplement") (incorporated
                            by reference to Exhibit 10.3 to Beverly Enterprises,
                            Inc.'s Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999)
          4.10           -- First Amendment, dated as of July 14, 1999, to the 1999-1
                            Series Supplement (incorporated by reference to Exhibit
                            10.4 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1999)
                         In accordance with item 601(b)(4)(iii) of Regulation S-K,
                            certain instruments pertaining to Beverly Enterprises,
                            Inc.'s long-term obligations have not been filed; copies
                            thereof will be furnished to the Securities and Exchange
                            Commission upon request.
         10.1*           -- Beverly Enterprises, Inc. Annual Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to Beverly
                            Enterprises, Inc.'s Registration Statement on Form S-4
                            filed on February 13, 1995 (File No. 33-57663))
         10.2*           -- New Beverly Holdings, Inc. 1997 Long-Term Incentive Plan
                            (the "1997 LTIP") (incorporated by reference to Exhibit
                            4.1 to Beverly Enterprises, Inc.'s Registration Statement
                            on Form S-8 filed on December 8, 1997 (File No.
                            333-41669))
         10.3*           -- Amendment No. 1 to the 1997 LTIP dated as of December 3,
                            1997 (incorporated by reference to Exhibit 10.3 to
                            Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1997)
         10.4*           -- New Beverly Holdings, Inc. Non-Employee Directors' Stock
                            Option Plan (the "Directors' Option Plan") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Registration Statement on Form S-8 filed on
                            December 12, 1997 (File No. 333-42131))
         10.5*           -- Amendment No. 1 to the Directors' Option Plan dated as of
                            December 3, 1997 (incorporated by reference to Exhibit
                            10.5 to Beverly Enterprises, Inc.'s Annual Report on Form
                            10-K for the year ended December 31, 1997)
         10.6*           -- Beverly Enterprises, Inc. Stock Grant Plan
         10.7*           -- Executive Medical Reimbursement Plan (incorporated by
                            reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1987)
         10.8*           -- Form of the Beverly Enterprises, Inc. Executive Life
                            Insurance Plan Split Dollar Agreement
         10.9*           -- Executive Physicals Policy (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
         10.10*          -- Amended and Restated Deferred Compensation Plan effective
                            July 18, 1991 (incorporated by reference to Exhibit 10.6
                            to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1991)
         10.11*          -- Amendment No. 1, effective September 29, 1994, to the
                            Deferred Compensation Plan (incorporated by reference to
                            Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
         10.12*          -- Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1987)
         10.13*          -- Amendment No. 1, effective as of July 1, 1991, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1991)
         10.14*          -- Amendment No. 2, effective as of December 12, 1991, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1991)
         10.15*          -- Amendment No. 3, effective as of July 31, 1992, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1992)
         10.16*          -- Amendment No. 4, effective as of January 1, 1993, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.17*          -- Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.18*          -- Amendment No. 6, effective as of January 1, 1996, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.19*          -- Amendment No. 7, effective as of September 1, 1997, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.20*          -- Amendment No. 8, dated as of December 11, 1997, to the
                            Executive Retirement Plan, changing its name to the
                            "Executive SavingsPlus Plan" (incorporated by reference
                            to Exhibit 10.20 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.21*          -- Beverly Enterprises, Inc. Amended and Restated
                            Supplemental Executive Retirement Plan effective as of
                            April 1, 2000
         10.22*          -- Beverly Enterprises, Inc. Amended and Restated Executive
                            Deferred Compensation Plan effective July 1, 2000
         10.23*          -- Beverly Enterprises, Inc. Non-Employee Director Deferred
                            Compensation Plan (the "Directors' Plan") (incorporated
                            by reference to Exhibit 10.1 to Beverly Enterprises,
                            Inc.'s Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1997)
         10.24*          -- Amendment No. 1, effective as of December 3, 1997, to the
                            Directors' Plan (incorporated by reference to Exhibit
                            10.26 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1997)
         10.25*          -- Beverly Enterprises, Inc.'s Supplemental Long-Term
                            Disability Plan (incorporated by reference to Exhibit
                            10.24 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1996)
         10.26*          -- Form of Indemnification Agreement between Beverly
                            Enterprises, Inc. and its officers, directors and certain
                            of its employees (incorporated by reference to Exhibit
                            19.14 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1987)

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
         10.27*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification
                            rights (incorporated by reference to Exhibit 19.5 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.28*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification
                            rights (incorporated by reference to Exhibit 19.6 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.29*          -- Agreement dated December 29, 1986 between Beverly
                            Enterprises, Inc. and Stephens Inc. (incorporated by
                            reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on January 18,
                            1990 (File No. 33-33052))
         10.30*          -- Employment Contract, made as of August 22, 1997, between
                            New Beverly Holdings, Inc. and David R. Banks
                            (incorporated by reference to Exhibit 10.17 to Amendment
                            No. 2 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-1 filed on September 22, 1997 (File
                            No. 333-28521))
         10.31*          -- Employment Contract, made as of April 10, 2000, between
                            Beverly Enterprises, Inc. and William R. Floyd
         10.32*          -- Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its
                            officers (incorporated by reference to Exhibit 10.20 to
                            Amendment No. 2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on September 22,
                            1997 (File No. 333-28521))
         10.33           -- Master Lease Document -- General Terms and Conditions
                            dated December 30, 1985 for Leases between Beverly
                            California Corporation and various subsidiaries thereof
                            as lessees and Beverly Investment Properties, Inc. as
                            lessor (incorporated by reference to Exhibit 10.12 to
                            Beverly California Corporation's Annual Report on Form
                            10-K for the year ended December 31, 1985)
         10.34           -- Agreement dated as of December 29, 1986 among Beverly
                            California Corporation, Beverly Enterprises -- Texas,
                            Inc., Stephens Inc. and Real Properties, Inc. (incor-
                            porated by reference to Exhibit 28 to Beverly California
                            Corporation's Current Report on Form 8-K dated December
                            30, 1986) and letter agreement dated as of July 31, 1987
                            among Beverly Enterprises, Inc., Beverly California
                            Corporation, Beverly Enterprises -- Texas, Inc. and
                            Stephens Inc. with reference thereto (incorporated by
                            reference to Exhibit 19.13 to Beverly Enterprises, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1987)

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
         10.35           -- Participation Agreement, dated as of August 28, 1998,
                            among Vantage Healthcare Corporation, Petersen Health
                            Care, Inc., Beverly Savana Cay Manor, Inc., Beverly
                            Enterprises -- Georgia, Inc., Beverly
                            Enterprises -- California, Inc., Beverly Health and
                            Rehabilitation Services, Inc., Beverly
                            Enterprises -- Arkansas, Inc., Beverly
                            Enterprises -- Florida, Inc. and Beverly
                            Enterprises -- Washington, Inc. as Lessees and Structural
                            Guarantors; Beverly Enterprises, Inc. as Representative,
                            Construction Agent and Parent Guarantor; Bank of Montreal
                            Global Capital Solutions, Inc. as Agent Lessor and
                            Lessor; The Long-Term Credit Bank of Japan, LTD., Los
                            Angeles Agency, Bank of America National Trust and
                            Savings Association and Bank of Montreal, as Lenders; The
                            Long-Term Credit Bank of Japan, LTD., Los Angeles Agency
                            as Arranger; and Bank of Montreal as Co-Arranger and
                            Syndication Agent and Administrative Agent for the
                            Lenders with respect to the Lease Financing of New
                            Headquarters for Beverly Enterprises, Inc., Assisted
                            Living and Nursing Facilities for Beverly Enterprises,
                            Inc. (incorporated by reference to Exhibit 10.37 to
                            Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1998)
         10.36           -- Master Amendment No. 1 to Amended and Restated
                            Participation Agreement and Amended and Restated Master
                            Lease and Open-End Mortgage, entered into as of September
                            30, 1999, among Beverly Enterprises, Inc. as
                            Representative, Construction Agent, Parent Guarantor and
                            Lessee; Bank of Montreal Global Capital Solutions, Inc.,
                            as Lessor and Agent Lessor; and Bank of Montreal, as
                            Administrative Agent, Arranger and Syndication Agent
                            (incorporated by reference to Exhibit 10.5 to Beverly
                            Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1999)
         10.37           -- Amendment No. 2 to Amended and Restated Participation
                            Agreement entered into as of April 14, 2000
         10.38           -- Amendment to Participation Agreement dated as of December
                            29, 2000
         10.39           -- Amended and Restated Credit Agreement, dated as of April
                            30, 1998, among Beverly Enterprises, Inc., the Banks
                            listed therein and Morgan Guaranty Trust Company of New
                            York, as Issuing Bank and Agent (the "Credit Agreement")
                            (incorporated by reference to Exhibit 10.38 to Beverly
                            Enterprises, Inc.'s Annual Report on Form 10-K for the
                            year ended December 31, 1998)
         10.40           -- Amendment No. 1 to the Credit Agreement, dated as of
                            September 30, 1999 (incorporated by reference to Exhibit
                            10.1 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1999)
         10.41           -- Amendment No. 2 to the Credit Agreement dated as of
                            October 31, 1999
         10.42           -- Amendment No. 3 to the Credit Agreement dated as of
                            December 22, 2000
         10.43           -- Master Services Agreement, dated as of September 18,
                            1997, by and between Alltel Information Services, Inc.
                            and Beverly Enterprises, Inc. (incorporated by reference
                            to Exhibit 10.41 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1999)
         10.44           -- Form of Irrevocable Trust Agreement for the Beverly
                            Enterprises, Inc. Executive Benefits Plan (incorporated
                            by reference to Exhibit 10.55 to Beverly Enterprises,
                            Inc.'s Registration Statement on Form S-4 filed on
                            February 13, 1995 (File No. 33-57663))

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
         10.45           -- Corporate Integrity Agreement between the Office of
                            Inspector General of the Department of Health and Human
                            Services and Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 10.43 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1999)
         10.46           -- Plea Agreement (incorporated by reference to Exhibit
                            10.44 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1999)
         10.47           -- Addendum to Plea Agreement (incorporated by reference to
                            Exhibit 10.45 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1999)
         10.48           -- Settlement Agreement between the United States of
                            America, Beverly Enterprises, Inc. and Domenic Todarello
                            (incorporated by reference to Exhibit 10.46 to Beverly
                            Enterprises, Inc.'s Annual Report on Form 10-K for the
                            year ended December 31, 1999)
         10.49           -- Agreement Regarding the Operations of Beverly
                            Enterprises -- California, Inc. (incorporated by
                            reference to Exhibit 10.47 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1999)
         21.1            -- Subsidiaries of Registrant
         23.1            -- Consent of Ernst & Young LLP, Independent Auditors

---------------

* Exhibits 10.1 through 10.32 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant

Dated: March 30, 2001                       By:    /s/ WILLIAM R. FLOYD
                                              ----------------------------------
                                                       William R. Floyd
                                                       President, Chief
                                                Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

                 /s/ DAVID R. BANKS                      Chairman of the Board and      March 30, 2001
-----------------------------------------------------      Director
                   David R. Banks

                /s/ WILLIAM R. FLOYD                     President, Chief               March 30, 2001
-----------------------------------------------------      Executive Officer and
                  William R. Floyd                         Director

                /s/ SCOTT M. TABAKIN                     Executive Vice President       March 30, 2001
-----------------------------------------------------      and Chief Financial
                  Scott M. Tabakin                         Officer

                /s/ PAMELA H. DANIELS                    Senior Vice President,         March 30, 2001
-----------------------------------------------------      Controller and Chief
                  Pamela H. Daniels                        Accounting Officer

              /s/ BERYL F. ANTHONY, JR.                  Director                       March 30, 2001
-----------------------------------------------------
                Beryl F. Anthony, Jr.

                /s/ CAROLYNE K. DAVIS                    Director                       March 30, 2001
-----------------------------------------------------
                  Carolyne K. Davis

                 /s/ JAMES R. GREENE                     Director                       March 30, 2001
-----------------------------------------------------
                   James R. Greene

                /s/ EDITH E. HOLIDAY                     Director                       March 30, 2001
-----------------------------------------------------
                  Edith E. Holiday

                 /s/ JON E.M. JACOBY                     Director                       March 30, 2001
-----------------------------------------------------
                   Jon E.M. Jacoby

                 /s/ JAMES W. MCLANE                     Director                       March 30, 2001
-----------------------------------------------------
                   James W. McLane

             /s/ RISA J. LAVIZZO-MOUREY                  Director                       March 30, 2001
-----------------------------------------------------
               Risa J. Lavizzo-Mourey

               /s/ MARILYN R. SEYMANN                    Director                       March 30, 2001
-----------------------------------------------------
                 Marilyn R. Seymann

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
          3.1            -- Form of Restated Certificate of Incorporation of New
                            Beverly Holdings, Inc. (incorporated by reference to
                            Exhibit 3.1 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1997)
          3.2            -- Form of Certificate of Amendment of Certificate of
                            Incorporation of New Beverly Holdings Inc., changing its
                            name to Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.2 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
          3.3            -- By-Laws of Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 3.4 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on June 4, 1997
                            (File No. 333-28521))
          4.1            -- Indenture dated as of February 1, 1996 between Beverly
                            Enterprises, Inc. and Chemical Bank, as Trustee, with
                            respect to Beverly Enterprises, Inc.'s 9% Senior Notes
                            due February 15, 2006 (the "9% Indenture") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Annual Report on Form 10-K for the year ended
                            December 31, 1995)
          4.2            -- Form of Supplemental Indenture No. 2 to the 9% Indenture
                            dated as of November 19, 1997 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on September 8,
                            1997 (File No. 333-35137))
          4.3            -- Indenture dated as of April 1, 1993 (the "First Mortgage
                            Bond Indenture"), among Beverly Enterprises, Inc.,
                            Delaware Trust Company, as Corporate Trustee, and Richard
                            N. Smith, as Individual Trustee, with respect to First
                            Mortgage Bonds (incorporated by reference to Exhibit 4.1
                            to Beverly Enterprises, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1993)
          4.4            -- First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 3/4%
                            First Mortgage Bonds due 2008 (incorporated by reference
                            to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended March 31, 1993)
          4.5            -- Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8%
                            First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
                            Beverly Enterprises, Inc.'s Current Report on Form 8-K
                            dated July 15, 1993) (incorporated by reference to
                            Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
          4.6            -- Trust Indenture dated as of December 1, 1994 from Beverly
                            Funding Corporation, as Issuer, to Chemical Bank, as
                            Trustee (the "Chemical Indenture") (incorporated by
                            reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-4 filed on February 13,
                            1995 (File No.33-57663))
          4.7            -- First Amendment and Restatement, dated as of June 1,
                            1999, of Trust Indenture, dated as of December 1, 1994,
                            from Beverly Funding Corporation, as Issuer, to The Chase
                            Manhattan Bank, as Trustee (incorporated by reference to
                            Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1999)

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
          4.8            -- Series Supplement dated as of December 1, 1994 to the
                            Chemical Indenture (incorporated by reference to Exhibit
                            10.46 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))
          4.9            -- Series Supplement, dated as of June 1, 1999, by and
                            between Beverly Funding Corporation and The Chase
                            Manhattan Bank ("1999-1 Series Supplement") (incorporated
                            by reference to Exhibit 10.3 to Beverly Enterprises,
                            Inc.'s Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999)
          4.10           -- First Amendment, dated as of July 14, 1999, to the 1999-1
                            Series Supplement (incorporated by reference to Exhibit
                            10.4 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1999)
                         In accordance with item 601(b)(4)(iii) of Regulation S-K,
                            certain instruments pertaining to Beverly Enterprises,
                            Inc.'s long-term obligations have not been filed; copies
                            thereof will be furnished to the Securities and Exchange
                            Commission upon request.
         10.1*           -- Beverly Enterprises, Inc. Annual Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to Beverly
                            Enterprises, Inc.'s Registration Statement on Form S-4
                            filed on February 13, 1995 (File No. 33-57663))
         10.2*           -- New Beverly Holdings, Inc. 1997 Long-Term Incentive Plan
                            (the "1997 LTIP") (incorporated by reference to Exhibit
                            4.1 to Beverly Enterprises, Inc.'s Registration Statement
                            on Form S-8 filed on December 8, 1997 (File No.
                            333-41669))
         10.3*           -- Amendment No. 1 to the 1997 LTIP dated as of December 3,
                            1997 (incorporated by reference to Exhibit 10.3 to
                            Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1997)
         10.4*           -- New Beverly Holdings, Inc. Non-Employee Directors' Stock
                            Option Plan (the "Directors' Option Plan") (incorporated
                            by reference to Exhibit 4.1 to Beverly Enterprises,
                            Inc.'s Registration Statement on Form S-8 filed on
                            December 12, 1997 (File No. 333-42131))
         10.5*           -- Amendment No. 1 to the Directors' Option Plan dated as of
                            December 3, 1997 (incorporated by reference to Exhibit
                            10.5 to Beverly Enterprises, Inc.'s Annual Report on Form
                            10-K for the year ended December 31, 1997)
         10.6*           -- Beverly Enterprises, Inc. Stock Grant Plan
         10.7*           -- Executive Medical Reimbursement Plan (incorporated by
                            reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1987)
         10.8*           -- Form of the Beverly Enterprises, Inc. Executive Life
                            Insurance Plan Split Dollar Agreement
         10.9*           -- Executive Physicals Policy (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1993)
         10.10*          -- Amended and Restated Deferred Compensation Plan effective
                            July 18, 1991 (incorporated by reference to Exhibit 10.6
                            to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1991)
         10.11*          -- Amendment No. 1, effective September 29, 1994, to the
                            Deferred Compensation Plan (incorporated by reference to
                            Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-4 filed on February 13, 1995 (File
                            No. 33-57663))

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
         10.12*          -- Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1987)
         10.13*          -- Amendment No. 1, effective as of July 1, 1991, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report
                            on Form 10-K for the year ended December 31, 1991)
         10.14*          -- Amendment No. 2, effective as of December 12, 1991, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1991)
         10.15*          -- Amendment No. 3, effective as of July 31, 1992, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1992)
         10.16*          -- Amendment No. 4, effective as of January 1, 1993, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.17*          -- Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1994)
         10.18*          -- Amendment No. 6, effective as of January 1, 1996, to the
                            Executive Retirement Plan (incorporated by reference to
                            Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.19*          -- Amendment No. 7, effective as of September 1, 1997, to
                            the Executive Retirement Plan (incorporated by reference
                            to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.20*          -- Amendment No. 8, dated as of December 11, 1997, to the
                            Executive Retirement Plan, changing its name to the
                            "Executive SavingsPlus Plan" (incorporated by reference
                            to Exhibit 10.20 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1997)
         10.21*          -- Beverly Enterprises, Inc. Amended and Restated
                            Supplemental Executive Retirement Plan effective as of
                            April 1, 2000
         10.22*          -- Beverly Enterprises, Inc. Amended and Restated Executive
                            Deferred Compensation Plan effective July 1, 2000
         10.23*          -- Beverly Enterprises, Inc. Non-Employee Director Deferred
                            Compensation Plan (the "Directors' Plan") (incorporated
                            by reference to Exhibit 10.1 to Beverly Enterprises,
                            Inc.'s Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1997)
         10.24*          -- Amendment No. 1, effective as of December 3, 1997, to the
                            Directors' Plan (incorporated by reference to Exhibit
                            10.26 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1997)
         10.25*          -- Beverly Enterprises, Inc.'s Supplemental Long-Term
                            Disability Plan (incorporated by reference to Exhibit
                            10.24 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1996)
         10.26*          -- Form of Indemnification Agreement between Beverly
                            Enterprises, Inc. and its officers, directors and certain
                            of its employees (incorporated by reference to Exhibit
                            19.14 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1987)

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
         10.27*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification
                            rights (incorporated by reference to Exhibit 19.5 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.28*          -- Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification
                            rights (incorporated by reference to Exhibit 19.6 to
                            Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1987)
         10.29*          -- Agreement dated December 29, 1986 between Beverly
                            Enterprises, Inc. and Stephens Inc. (incorporated by
                            reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on January 18,
                            1990 (File No. 33-33052))
         10.30*          -- Employment Contract, made as of August 22, 1997, between
                            New Beverly Holdings, Inc. and David R. Banks
                            (incorporated by reference to Exhibit 10.17 to Amendment
                            No. 2 to Beverly Enterprises, Inc.'s Registration
                            Statement on Form S-1 filed on September 22, 1997 (File
                            No. 333-28521))
         10.31*          -- Employment Contract, made as of April 10, 2000, between
                            Beverly Enterprises, Inc. and William R. Floyd
         10.32*          -- Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its
                            officers (incorporated by reference to Exhibit 10.20 to
                            Amendment No. 2 to Beverly Enterprises, Inc.'s
                            Registration Statement on Form S-1 filed on September 22,
                            1997 (File No. 333-28521))
         10.33           -- Master Lease Document -- General Terms and Conditions
                            dated December 30, 1985 for Leases between Beverly
                            California Corporation and various subsidiaries thereof
                            as lessees and Beverly Investment Properties, Inc. as
                            lessor (incorporated by reference to Exhibit 10.12 to
                            Beverly California Corporation's Annual Report on Form
                            10-K for the year ended December 31, 1985)
         10.34           -- Agreement dated as of December 29, 1986 among Beverly
                            California Corporation, Beverly Enterprises -- Texas,
                            Inc., Stephens Inc. and Real Properties, Inc. (incor-
                            porated by reference to Exhibit 28 to Beverly California
                            Corporation's Current Report on Form 8-K dated December
                            30, 1986) and letter agreement dated as of July 31, 1987
                            among Beverly Enterprises, Inc., Beverly California
                            Corporation, Beverly Enterprises -- Texas, Inc. and
                            Stephens Inc. with reference thereto (incorporated by
                            reference to Exhibit 19.13 to Beverly Enterprises, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1987)

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
         10.35           -- Participation Agreement, dated as of August 28, 1998,
                            among Vantage Healthcare Corporation, Petersen Health
                            Care, Inc., Beverly Savana Cay Manor, Inc., Beverly
                            Enterprises -- Georgia, Inc., Beverly
                            Enterprises -- California, Inc., Beverly Health and
                            Rehabilitation Services, Inc., Beverly
                            Enterprises -- Arkansas, Inc., Beverly
                            Enterprises -- Florida, Inc. and Beverly
                            Enterprises -- Washington, Inc. as Lessees and Structural
                            Guarantors; Beverly Enterprises, Inc. as Representative,
                            Construction Agent and Parent Guarantor; Bank of Montreal
                            Global Capital Solutions, Inc. as Agent Lessor and
                            Lessor; The Long-Term Credit Bank of Japan, LTD., Los
                            Angeles Agency, Bank of America National Trust and
                            Savings Association and Bank of Montreal, as Lenders; The
                            Long-Term Credit Bank of Japan, LTD., Los Angeles Agency
                            as Arranger; and Bank of Montreal as Co-Arranger and
                            Syndication Agent and Administrative Agent for the
                            Lenders with respect to the Lease Financing of New
                            Headquarters for Beverly Enterprises, Inc., Assisted
                            Living and Nursing Facilities for Beverly Enterprises,
                            Inc. (incorporated by reference to Exhibit 10.37 to
                            Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                            for the year ended December 31, 1998)
         10.36           -- Master Amendment No. 1 to Amended and Restated
                            Participation Agreement and Amended and Restated Master
                            Lease and Open-End Mortgage, entered into as of September
                            30, 1999, among Beverly Enterprises, Inc. as
                            Representative, Construction Agent, Parent Guarantor and
                            Lessee; Bank of Montreal Global Capital Solutions, Inc.,
                            as Lessor and Agent Lessor; and Bank of Montreal, as
                            Administrative Agent, Arranger and Syndication Agent
                            (incorporated by reference to Exhibit 10.5 to Beverly
                            Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1999)
         10.37           -- Amendment No. 2 to Amended and Restated Participation
                            Agreement entered into as of April 14, 2000
         10.38           -- Amendment to Participation Agreement dated as of December
                            29, 2000
         10.39           -- Amended and Restated Credit Agreement, dated as of April
                            30, 1998, among Beverly Enterprises, Inc., the Banks
                            listed therein and Morgan Guaranty Trust Company of New
                            York, as Issuing Bank and Agent (the "Credit Agreement")
                            (incorporated by reference to Exhibit 10.38 to Beverly
                            Enterprises, Inc.'s Annual Report on Form 10-K for the
                            year ended December 31, 1998)
         10.40           -- Amendment No. 1 to the Credit Agreement, dated as of
                            September 30, 1999 (incorporated by reference to Exhibit
                            10.1 to Beverly Enterprises, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1999)
         10.41           -- Amendment No. 2 to the Credit Agreement dated as of
                            October 31, 1999
         10.42           -- Amendment No. 3 to the Credit Agreement dated as of
                            December 22, 2000
         10.43           -- Master Services Agreement, dated as of September 18,
                            1997, by and between Alltel Information Services, Inc.
                            and Beverly Enterprises, Inc. (incorporated by reference
                            to Exhibit 10.41 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1999)
         10.44           -- Form of Irrevocable Trust Agreement for the Beverly
                            Enterprises, Inc. Executive Benefits Plan (incorporated
                            by reference to Exhibit 10.55 to Beverly Enterprises,
                            Inc.'s Registration Statement of Form S-4 filed on
                            February 13, 1995 (File No. 33-57663))

EXHIBIT NUMBER                                   DESCRIPTION
--------------                                   -----------
         10.45           -- Corporate Integrity Agreement between the Office of
                            Inspector General of the Department of Health and Human
                            Services and Beverly Enterprises, Inc. (incorporated by
                            reference to Exhibit 10.43 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1999)
         10.46           -- Plea Agreement (incorporated by reference to Exhibit
                            10.44 to Beverly Enterprises, Inc.'s Annual Report on
                            Form 10-K for the year ended December 31, 1999)
         10.47           -- Addendum to Plea Agreement (incorporated by reference to
                            Exhibit 10.45 to Beverly Enterprises, Inc.'s Annual
                            Report on Form 10-K for the year ended December 31, 1999)
         10.48           -- Settlement Agreement between the United States of
                            America, Beverly Enterprises, Inc. and Domenic Todarello
                            (incorporated by reference to Exhibit 10.46 to Beverly
                            Enterprises, Inc.'s Annual Report on Form 10-K for the
                            year ended December 31, 1999)
         10.49           -- Agreement Regarding the Operations of Beverly
                            Enterprises -- California, Inc. (incorporated by
                            reference to Exhibit 10.47 to Beverly Enterprises, Inc.'s
                            Annual Report on Form 10-K for the year ended December
                            31, 1999)
         21.1            -- Subsidiaries of Registrant
         23.1            -- Consent of Ernst & Young LLP, Independent Auditors

---------------

* Exhibits 10.1 through 10.32 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.