Form 10-Q
period 2001-03-31
BEVERLY ENTERPRISES INC
filed 2001-05-15
CIK 1040441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                             ------------
         TO
            ------------


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

                               YES  X     NO
                                   ---       -----


        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT APRIL 30, 2001 - 103,641,593

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                                 MARCH 31, 2001

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                           PAGE
                                                                                          ----
           Item 1.  Financial Statements (Unaudited)
                             Condensed Consolidated Balance Sheets ...................       2
                             Condensed Consolidated Statements of Operations .........       3
                             Condensed Consolidated Statements of Cash Flows .........       4
                             Notes to Condensed Consolidated Financial Statements ....       5
           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ...........................      11

PART II -- OTHER INFORMATION

           Item 1.  Legal Proceedings ................................................      17
           Item 6.  Exhibits and Reports on Form 8-K .................................      19

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

                                                                                      MARCH 31,         DECEMBER 31,
                                                                                        2001               2000
                                                                                        ----               ----
                                                                                     (UNAUDITED)          (NOTE)
                                     ASSETS
Current assets:
    Cash and cash equivalents ...................................................    $    25,861       $    25,908
    Accounts receivable - patient, less allowance for doubtful accounts:
       2001 - $86,717; 2000 - $91,636 ...........................................        328,213           323,143
    Accounts receivable - nonpatient, less allowance for doubtful accounts:
       2001 - $776; 2000 - $1,106 ...............................................          9,356            19,831
    Notes receivable, less allowance for doubtful notes: 2001 - $72; 2000 - $72 .         17,781             2,197
    Operating supplies ..........................................................         26,681            29,134
    Deferred income taxes .......................................................         69,124            24,379
    Assets held for sale ........................................................        122,079                --
    Prepaid expenses and other ..................................................         19,600            18,787
                                                                                     -----------       -----------
           Total current assets .................................................        618,695           443,379
Property and equipment, net of accumulated depreciation and amortization:
    2001 - $734,097; 2000 - $805,557 ............................................        863,939         1,063,247
Other assets:
    Goodwill, net ...............................................................        201,295           203,742
    Deferred income taxes .......................................................         26,891            27,721
    Other, less allowance for doubtful accounts and notes:
       2001 - $3,727; 2000 - $3,767 .............................................        132,779           137,904
                                                                                     -----------       -----------
           Total other assets ...................................................        360,965           369,367
                                                                                     -----------       -----------

                                                                                     $ 1,843,599       $ 1,875,993
                                                                                     ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ............................................................    $    89,122       $    84,420
    Accrued wages and related liabilities .......................................        102,965           106,300
    Accrued interest ............................................................          7,519            15,744
    Other accrued liabilities ...................................................        102,008            99,136
    Current portion of long-term debt ...........................................         62,568           227,111
                                                                                     -----------       -----------
           Total current liabilities ............................................        364,182           532,711
Long-term debt ..................................................................        703,928           564,247
Other liabilities and deferred items ............................................        237,942           195,042
Commitments and contingencies
Stockholders' equity:
    Preferred stock, shares authorized: 25,000,000 ..............................             --                --
    Common stock, shares issued:  2001 - 112,157,746; 2000 - 112,818,798 ........         11,216            11,282
    Additional paid-in capital ..................................................        880,918           876,981
    Accumulated deficit .........................................................       (246,205)         (193,931)
    Accumulated other comprehensive income ......................................            896               718
    Treasury stock, at cost:  2001 - 8,515,758 shares; 2000 - 9,061,300 shares ..       (109,278)         (111,057)
                                                                                     -----------       -----------
           Total stockholders' equity ...........................................        537,547           583,993
                                                                                     -----------       -----------
                                                                                     $ 1,843,599       $ 1,875,993
                                                                                     ===========       ===========

NOTE: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         2001            2000
                                                                       ---------       ---------
Net operating revenues .............................................   $ 659,468       $ 646,102
Interest income ....................................................         387             825
                                                                       ---------       ---------
      Total revenues ...............................................     659,855         646,927

Costs and expenses:
 Operating and administrative:
    Wages and related ..............................................     397,962         389,716
    Provision for insurance and related items ......................      27,163          20,513
    Other ..........................................................     178,512         181,646
 Interest ..........................................................      19,110          19,618
 Depreciation and amortization .....................................      24,464          25,336
 Asset impairments, workforce reductions and other unusual items ...     107,689              --
                                                                       ---------       ---------
      Total costs and expenses .....................................     754,900         636,829
                                                                       ---------       ---------

Income (loss) before provision for (benefit from) income taxes .....     (95,045)         10,098
Provision for (benefit from) income taxes ..........................     (42,771)          3,837
                                                                       ---------       ---------

Net income (loss) ..................................................   $ (52,274)      $   6,261
                                                                       =========       =========

Net income (loss) per share of common stock:

    Basic and diluted net income (loss) per share of common stock ..   $   (0.50)      $    0.06
                                                                       =========       =========

    Shares used to compute basic net income (loss) per share .......     103,705         102,281
                                                                       =========       =========

    Shares used to compute diluted net income (loss) per share .....     103,705         102,402
                                                                       =========       =========

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                 2001            2000
                                                                                              ---------       ---------
Cash flows from operating activities:
   Net income (loss) .....................................................................    $ (52,274)      $   6,261
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
     operating activities:
      Depreciation and amortization ......................................................       24,464          25,336
      Provision for reserves on patient, notes and other receivables, net ................        7,112           5,564
      Amortization of deferred financing costs ...........................................          666             624
      Asset impairments, workforce reductions and other unusual items ....................      107,689              --
      Gains on dispositions of facilities and other assets, net ..........................       (1,099)         (2,162)
      Deferred income taxes ..............................................................      (44,035)          3,567
      Insurance related accounts .........................................................       28,494           5,660
      Changes in operating assets and liabilities, net of acquisitions and dispositions:
        Accounts receivable - patient ....................................................      (12,584)        (36,590)
        Operating supplies ...............................................................         (171)            503
        Prepaid expenses and other receivables ...........................................       (1,571)         (1,973)
        Accounts payable and other accrued expenses ......................................      (25,267)        (42,142)
        Income taxes payable .............................................................         (621)            (23)
        Other, net .......................................................................       (1,204)           (858)
                                                                                              ---------       ---------
           Total adjustments .............................................................       81,873         (42,494)
                                                                                              ---------       ---------
           Net cash provided by (used for) operating activities ..........................       29,599         (36,233)
Cash flows from investing activities:
      Capital expenditures ...............................................................      (13,941)        (19,982)
      Proceeds from dispositions of facilities and other assets ..........................        4,415           9,926
      Payments for acquisitions, net of cash acquired ....................................          (74)         (1,263)
      Collections on notes receivable ....................................................           19             294
      Other, net .........................................................................          347          (2,352)
                                                                                              ---------       ---------
           Net cash used for investing activities ........................................       (9,234)        (13,377)
Cash flows from financing activities:
      Revolver borrowings ................................................................      369,000         539,000
      Repayments of Revolver borrowings ..................................................     (351,000)       (485,000)
      Repayments of long-term debt .......................................................      (39,166)         (5,649)
      Purchase of common stock for treasury ..............................................           --          (3,289)
      Proceeds from exercise of stock options ............................................          698              --
      Deferred financing costs paid ......................................................         (356)            (38)
      Proceeds from designated funds, net ................................................          412             119
                                                                                              ---------       ---------
           Net cash provided by (used for) financing activities ..........................      (20,412)         45,143
                                                                                              ---------       ---------
Net decrease in cash and cash equivalents ................................................          (47)         (4,467)
Cash and cash equivalents at beginning of period .........................................       25,908          24,652
                                                                                              ---------       ---------
Cash and cash equivalents at end of period ...............................................    $  25,861       $  20,185
                                                                                              =========       =========
Supplemental schedule of cash flow information:
      Cash paid during the period for:
      Interest, net of amounts capitalized                                                    $  26,669       $  23,667
      Income tax payments, net                                                                    1,885             293

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)


     (1) References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we", "our", "ours" and "us" refer only to Beverly Enterprises, Inc. and its wholly owned subsidiaries and not to any other person.

     We have prepared the condensed consolidated financial statements, without audit. In management's opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 and 2000 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for a full year.

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

     Approximately 77% and 74% of our net operating revenues for the three months ended March 31, 2001 and 2000, respectively, were derived from funds under federal and state medical assistance programs. We accrue for revenues when services are provided at standard charges. These charges are adjusted to amounts that we estimate to receive under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

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

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2001

                                   (UNAUDITED)


     The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31 (in thousands):

                                                                         2001            2000
                                                                         ----            ----
NUMERATOR:
   Numerator for basic and diluted net income (loss) per share .....   $ (52,274)      $   6,261
                                                                       =========       =========

DENOMINATOR:
   Denominator for basic net income (loss) per share - weighted
     average shares ................................................     103,705         102,281
   Effect of dilutive securities:
    Employee stock options .........................................          --             121
                                                                       ---------       ---------

   Denominator for diluted net income (loss) per share - adjusted
     weighted average shares and assumed conversions ...............     103,705         102,402
                                                                       =========       =========

   Basic and diluted net income (loss) per share ...................   $   (0.50)      $    0.06
                                                                       =========       =========

     Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three months ended March 31 (in thousands):

                                                                           2001           2000
                                                                           ----           ----
Net income (loss) ..................................................     $(52,274)      $  6,261
Foreign currency translation adjustments, net of income taxes ......          (44)           469
Net unrealized gains (losses) on available-for-sale securities, net
  of income taxes ..................................................          222           (768)
                                                                         --------       --------
Comprehensive income (loss) ........................................     $(52,096)      $  5,962
                                                                         ========       ========

     The components of accumulated other comprehensive income, net of income taxes, consist of the following (in thousands):

                                                     MARCH 31,    DECEMBER 31,
                                                       2001          2000
                                                       ----          ----
Foreign currency translation adjustments ..........    $339          $383
Unrealized gains on available-for-sale securities .     557           335
                                                       ----          ----
                                                       $896          $718
                                                       ====          ====

   Certain prior year amounts have been reclassified to conform with the 2001 financial statements presentation.

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2001

                                   (UNAUDITED)


     (2) The provision for (benefit from) income taxes for the three months ended March 31, 2001 and 2000 were based on estimated annual effective tax rates of 45% and 38%, respectively. Our estimated annual effective tax rates for 2001 and 2000 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. Our estimated annual effective tax rate increased to 45% in 2001 primarily due to the pre-tax charge for asset impairments, workforce reductions and other unusual items of approximately $107,700,000, which reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate. Our net deferred tax assets at March 31, 2001 are expected to be realized through the reversal of temporary taxable differences, future taxable income and the implementation of tax planning strategies, as needed. Therefore, we do not believe that a deferred tax valuation allowance is necessary at March 31, 2001. The provision for (benefit from) income taxes consists of the following for the three months ended March 31 (in thousands):

                      2001           2000
                    --------       --------
Federal:
      Current       $    311       $     88
      Deferred       (42,603)         2,949

State:
      Current            953            182
      Deferred        (1,432)           618
                    --------       --------
                    $(42,771)      $  3,837
                    ========       ========

     (3) During the three months ended March 31, 2001, we acquired a parcel of land and certain other assets for cash of approximately $62,000 and closing and other costs of approximately $65,000. The acquisitions of such assets were accounted for as purchases. Also during such period, we sold, closed or terminated the leases on nine nursing facilities (815 beds) and one outpatient therapy clinic for cash proceeds of approximately $7,000,000 and a note receivable of approximately $300,000. We did not operate two of the nursing facilities (234 beds) which had been leased to another nursing home operator. We recognized net pre-tax gains, which were included in net operating revenues during the first quarter of 2001, of approximately $1,100,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to our consolidated financial position and results of operations.

     During the three months ended March 31, 2001, we restructured the lease agreement related to 10 nursing facilities in the state of Indiana. In addition, we terminated the lease on one nursing facility (223 beds) leased from the same landlord. We recorded a pre-tax charge of approximately $3,300,000 related to the termination of this lease, including the write-off of the net book value of this property.

     (4) During the first quarter of 2001, a formal plan was initiated by management to pursue the sale of our nursing home operations in Florida. Such decision was made due to the excessive patient care liability costs that we have been incurring in recent periods in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations at March 31, 2001 were considered assets to be disposed of, as that term is defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Management estimated the fair value less selling costs of such assets based upon verbal and non-binding purchase prices from potential buyers and determined that an impairment write-down was necessary as of March 31, 2001. The pre-tax charge related to this write-down was approximately $68,900,000. In addition, we recorded a pre-tax charge of approximately $17,200,000 for certain costs to exit the Florida facilities (as defined below). These costs relate to severance agreements, termination payments on certain contracts and various other items. Such pre-tax charges have been included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items." At March 31, 2001, the assets held for sale totaled approximately $122,100,000 and are classified as current assets in the condensed consolidated balance sheet, as we expect to close a transaction on the Florida facilities in 2001.

                           BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2001

                                   (UNAUDITED)


     Our Florida nursing home operations include 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) (the "Florida facilities") currently being marketed as a group, as well as one additional nursing facility (56 beds) and certain other assets which we plan to sell in separate transactions. All of these assets are included in the total assets of our nursing facilities segment (see Note 7). We are currently negotiating with a potential purchaser of all of the Florida facilities. Other potential purchasers have expressed an interest in purchasing all or portions of the Florida facilities.

     During the three months ended March 31, 2001, our Florida nursing home operations recorded a pre-tax loss of approximately $1,100,000. Included in this pre-tax loss was depreciation and amortization expense of approximately $2,600,000. In accordance with SFAS No. 121, depreciation and amortization expense will be excluded from our consolidated statement of operations during the period these assets are held for sale, as these assets are now recorded at their estimated net realizable value.

     (5) In January 2001, we filed a registration statement under Form S-8 with the Securities and Exchange Commission registering 1,174,500 shares of our Common Stock. These shares were previously repurchased by the Company and held in treasury. Such shares are expected to be issued under the Beverly Enterprises, Inc. Stock Grant Plan (the "Stock Grant Plan"). Shares of Common Stock will be issued under the Stock Grant Plan to holders of restricted shares who, by virtue of the terms of their employment contracts, severance agreements or other similar arrangements, have a claim to the immediate vesting of their restricted stock. In conjunction with the reorganization in the first quarter of 2001 (as discussed in Note 7), 545,542 shares of Common Stock under the Stock Grant Plan were issued to various officers who made such claims, and the shares of restricted stock held by such officers were cancelled. During the first quarter of 2001, we incurred a pre-tax charge of approximately $3,700,000 related to the issuance of shares under the Stock Grant Plan, which was included in the workforce reductions and other reorganization costs (as discussed in Note
7).

     During April 2001, we completed the restructuring of our $375,000,000 credit facility, which was scheduled to mature on December 31, 2001. We entered into a new $150,000,000 revolving credit facility (the "Credit Facility") and issued $200,000,000 of 9 5/8% senior notes due 2009 (the "Senior Notes") through a private placement. The Senior Notes are unsecured obligations, guaranteed by substantially all of our present and future subsidiaries (the "Subsidiary Guarantors") and impose on us certain restrictive covenants. The net proceeds from issuance of the Senior Notes were used to repay borrowings under the $375,000,000 credit facility and for general corporate purposes.

     The Credit Facility provides for a Revolver/Letter of Credit Facility. Borrowings under the Credit Facility will bear interest according to a pricing schedule based on our financial leverage and will bear an initial interest rate of adjusted LIBOR plus 2.875%, the Base Rate, as defined, plus 1.875% or the adjusted CD rate, as defined, plus 3%, at our option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Credit Facility is secured by mortgages on certain nursing facilities, is guaranteed by the Subsidiary Guarantors and imposes on us certain financial tests and restrictive covenants.

     (6) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such matters will have a material adverse effect on our consolidated financial position or results of operations. (See "Part II, Item 1. Legal Proceedings").

     (7) Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2001

                                   (UNAUDITED)


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

     In order to support the implementation of these strategies, in the first quarter of 2001, we reorganized our business into three primary operating segments:

    - nursing facilities, which provide long-term healthcare through the operation of nursing homes and assisted living centers;

    - innovation and services group, which include rehabilitation therapy, hospice, home care and a business strategy and development division; and

    - Matrix/Theraphysics, which operate outpatient therapy clinics and a managed care network.

     As a result of this reorganization, we recorded a pre-tax charge of approximately $18,300,000 during the first quarter of 2001. Approximately $17,400,000 related to severance and other employment agreements for 108 associates. Approximately $14,300,000 was paid during the first quarter of 2001, with the remainder expected to be paid throughout 2001. Included in the pre-tax charge were non-cash expenses of approximately $3,700,000 related to the issuance of shares under the Stock Grant Plan and $600,000 related to other long-term incentive agreements. During the fourth quarter of 2000, we incurred a pre-tax charge of approximately $3,500,000 primarily due to severance agreements associated with four executives who were notified prior to December 31, 2000 of the Company's intent to terminate their employment in conjunction with this reorganization. Substantially all of this amount was paid during the first quarter of 2001.

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2001

                                   (UNAUDITED)


     The following table summarizes certain information for each of our operating segments (in thousands):

                                                             INNOVATION
                                            NURSING         AND SERVICES      MATRIX/
                                           FACILITIES          GROUP        THERAPHYSICS       ALL OTHER (1)       TOTALS
                                           ----------          -----        ------------       -------------       ------
Three  months ended March  31, 2001

Revenues from external customers ......    $   608,057      $    27,141      $    23,460       $       810       $   659,468
Intercompany revenues .................             --           42,004               --             2,829            44,833
Interest income .......................             57               --               32               298               387
Interest expense ......................          6,341               30               12            12,727            19,110
Depreciation and amortization .........         19,485            1,071            2,444             1,464            24,464
Pre-tax income (loss) .................         20,579           10,060           (3,248)         (122,436)          (95,045)
Total assets ..........................      1,420,591          109,285          163,659           150,064         1,843,599
Capital expenditures ..................         12,102              990              554               295            13,941

Three months ended March 31, 2000

Revenues from external customers ......    $   593,363      $    27,475      $    23,462       $     1,802       $   646,102
Intercompany revenues .................             --           35,505               --             2,880            38,385
Interest income .......................             47               --               30               748               825
Interest expense ......................          6,883               53               32            12,650            19,618
Depreciation and amortization .........         19,897            1,003            2,693             1,743            25,336
Pre-tax income (loss) .................         22,404            6,271           (2,120)          (16,457)           10,098
Total assets ..........................      1,524,956          107,937          217,047           142,855         1,992,795
Capital expenditures ..................         15,196            1,333              850             2,603            19,982

----------
     (1) Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include pre-tax charges related to asset impairments, workforce reductions and other unusual items totaling approximately $107,700,000 for 2001.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 2001

                                   (UNAUDITED)


     GENERAL

     FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, our continued performance improvements, our ability to service and refinance our debt obligations, our ability to finance growth opportunities, our ability to control our patient care liability costs, our ability to respond to changes in government regulations, our ability to execute our three-year strategic plan, our ability to execute a transaction with respect to our Florida nursing operations and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements.

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

    -    our ability to attract and retain qualified personnel;

    - the availability and terms of capital to fund acquisitions and capital improvements;

    -    the competitive environment in which we operate;

    -    our ability to maintain and increase census levels; and

    -    demographic changes.


     Investors should also refer to Item 1. Business in our 2000 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risks inherent in them. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

OPERATING RESULTS

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

     RESULTS OF OPERATIONS

     We reported a net loss for the first quarter of 2001 of $52,274,000, compared to net income of $6,261,000 for the same period in 2000. Net loss for 2001 included pre-tax charges totaling approximately $107,700,000, including $68,900,000 for asset impairments, $18,300,000 for workforce reductions and other reorganization costs and $20,500,000 for Florida exit costs and other unusual items.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)


     During the first quarter of 2001, a formal plan was initiated by management to pursue the sale of our nursing home operations in Florida. Such decision was made due to the excessive patient care liability costs that we have been incurring in recent periods in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations at March 31, 2001 were considered assets to be disposed of, as that term is defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Management estimated the fair value less selling costs of such assets based upon verbal and non-binding purchase prices from potential buyers and determined that an impairment write-down was necessary as of March 31, 2001. The pre-tax charge related to this write-down was approximately $68,900,000. In addition, we recorded a pre-tax charge of approximately $17,200,000 for certain costs to exit the Florida facilities (as defined below). These costs relate to severance agreements, termination payments on certain contracts and various other items. Such pre-tax charges have been included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items." At March 31, 2001, the assets held for sale totaled approximately $122,100,000 and are classified as current assets in the condensed consolidated balance sheet, as we expect to close a transaction on the Florida facilities in 2001.

     Our Florida nursing home operations include 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) (the "Florida facilities") currently being marketed as a group, as well as one additional nursing facility (56 beds) and certain other assets which we plan to sell in separate transactions. All of these assets are included in the total assets of our nursing facilities segment. We are currently negotiating with a potential purchaser of all of the Florida facilities. Other potential purchasers have expressed an interest in purchasing all or portions of the Florida facilities.

     During the three months ended March 31, 2001, our Florida nursing home operations recorded a pre-tax loss of approximately $1,100,000. Included in this pre-tax loss was depreciation and amortization expense of approximately $2,600,000. In accordance with SFAS No. 121, depreciation and amortization expense will be excluded from our consolidated statement of operations during the period these assets are held for sale, as these assets are now recorded at their estimated net realizable value.

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

     In order to support the implementation of these strategies, in the first quarter of 2001, we reorganized our business into three primary operating segments:

    - nursing facilities, which provide long-term healthcare through the operation of nursing homes and assisted living centers;

    - service companies, which include rehabilitation therapy, hospice, home care and a research and development division; and

    - Matrix/Theraphysics, which operate outpatient therapy clinics and a managed care network.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)


     As a result of this reorganization, we recorded a pre-tax charge of approximately $18,300,000 during the first quarter of 2001. Approximately $17,400,000 related to severance and other employment agreements for 108 associates. Approximately $14,300,000 was paid during the first quarter of 2001, with the remainder expected to be paid throughout 2001. Included in the pre-tax charge were non-cash expenses of approximately $3,700,000 related to the issuance of shares under the Stock Grant Plan and $600,000 related to other long-term incentive agreements. During the fourth quarter of 2000, we incurred a pre-tax charge of approximately $3,500,000 primarily due to severance agreements associated with four executives who were notified prior to December 31, 2000 of the Company's intent to terminate their employment in conjunction with this reorganization. Substantially all of this amount was paid during the first quarter of 2001.

     Also during the first quarter of 2001, we restructured the lease agreement related to 10 nursing facilities in the state of Indiana. In addition, we terminated the lease on one nursing facility (223 beds) leased from the same landlord. We recorded a pre-tax charge of approximately $3,300,000 related to the termination of this lease, including the write-off of the net book value of this property.

     INCOME TAXES

     We had estimated annual effective tax rates of 45% and 38% for the quarters ended March 31, 2001 and 2000, respectively. Our estimated annual effective tax rates for 2001 and 2000 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. Our estimated annual effective tax rate increased to 45% in 2001 primarily due to the pre-tax charge for asset impairments, workforce reductions and other unusual items of approximately $107,700,000, which reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate. Our net deferred tax assets at March 31, 2001 are expected to be realized through the reversal of temporary taxable differences, future taxable income and the implementation of tax planning strategies, as needed. Therefore, we do not believe that a deferred tax valuation allowance is necessary at March 31, 2001.

     NET OPERATING REVENUES

     We reported net operating revenues of $659,468,000 during the first quarter of 2001 compared to $646,102,000 for the same period in 2000. Approximately 92% of our total net operating revenues for the quarters ended March 31, 2001 and 2000 were derived from services provided by our nursing facilities segment. The increase in net operating revenues of approximately $13,400,000 for the first quarter of 2001, as compared to the same period in 2000, consists of the following:

    - an increase of $36,200,000 due to facilities which we operated during each of the quarters ended March 31, 2001 and 2000 ("same facility operations");

    - an increase of $10,200,000 due to acquisitions and openings of newly-constructed facilities; and

    -    a decrease of $33,000,000 due to dispositions.

     The increase in net operating revenues of $36,200,000 from same facility operations for the first quarter of 2001, as compared to the same period in 2000, was primarily due to an increase in Medicaid, Medicare and private rates totaling $44,900,000.

     Such increase was partially offset by decreases of:

    - $5,900,000 due to one less calendar day during the first quarter of 2001, as compared to the same period in 2000;

    - $5,400,000 due to a decline in same facility occupancy to 87.2% for the first quarter of 2001, as compared to 87.4% for the same period in 2000; and

    -    $1,800,000 due to a shift in our patient mix.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)


     Our Medicare, private and Medicaid census for same facility operations was 10%, 18% and 71%, respectively, for the first quarter of 2001, as compared to 10%, 19% and 70%, respectively, for the same period in 2000.

     Acquisitions and openings of newly-constructed facilities which occurred during the three months ended March 31, 2001 and the year ended December 31, 2000 caused our net operating revenues to increase $10,200,000 for the first quarter of 2001, as compared to the same period in 2000. During the three months ended March 31, 2001, we acquired a parcel of land and certain other assets. During 2000, we acquired seven nursing facilities (1,210 beds), one previously leased nursing facility (105 beds) and certain other assets. In addition, we opened four newly-constructed nursing facilities (418 beds) during 2000. The acquisitions of the facilities and other assets were accounted for as purchases. The operations of the acquired facilities and other assets, as well as the newly-constructed facilities, were immaterial to our consolidated financial position and results of operations.

     Dispositions that occurred during the three months ended March 31, 2001 and the year ended December 31, 2000 caused our net operating revenues to decrease $33,000,000 for the first quarter of 2001, as compared to the same period in 2000. During the three months ended March 31, 2001, we sold, closed or terminated the leases on 10 nursing facilities (1,038 beds) and one outpatient therapy clinic. We recognized net pre-tax gains, which were included in net operating revenues during the three months ended March 31, 2001, of approximately $1,100,000 as a result of these dispositions.

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

     OPERATING AND ADMINISTRATIVE EXPENSES

     We reported operating and administrative expenses of $603,637,000 during the first quarter of 2001 compared to $591,875,000 for the same period in 2000. The increase of approximately $11,800,000 consists of the following:

    -    an increase of $29,400,000 due to same facility operations;

    - an increase of $11,500,000 due to acquisitions and openings of newly-constructed facilities; and

    -    a decrease of $29,100,000 due to dispositions.

     The increase in operating and administrative expenses of $29,400,000 from same facility operations for the first quarter of 2001, as compared to the same period in 2000, was due primarily to the following:

    - $20,400,000 of additional wages and related expenses primarily due to an increase in our weighted average wage rate;

    - $6,600,000 due to an increase in our provision for insurance and related items; and

    -    $1,900,000 due to an increase in other contracted services.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)


     INTEREST EXPENSE, NET

     Interest income decreased to $387,000 for the first quarter of 2001, as compared to $825,000 for the same period in 2000 primarily due to the payoff of various notes receivable. Interest expense decreased to $19,110,000 for the first quarter of 2001, as compared to $19,618,000 for the same period in 2000 primarily due to the paydown of the A.I. Credit Corp. note in January 2001, as well as various other debt paydowns.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased to $24,464,000 for the first quarter of 2001, as compared to $25,336,000 for the same period in 2000, primarily due to dispositions of, or lease terminations on, certain facilities.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had approximately $25,900,000 in cash and cash equivalents, approximately $254,500,000 of net working capital and approximately $160,200,000 of unused commitments under our $375,000,000 credit facility.

     Net cash provided by operating activities for the first quarter of 2001 was approximately $29,600,000. This amount was up approximately $65,800,000 from the first quarter of 2000 primarily due to the following:

    - the $25,000,000 civil and $5,000,000 criminal settlement payments made during the first quarter of 2000, which negatively impacted the first quarter of 2000 operating cash flows;

    - proceeds received during the first quarter of 2001 of $28,900,000 related to a refund of certain workers compensation premiums and a settlement on certain insurance policies; and

    - a reduction in patient accounts receivable during the first quarter of 2001 compared to the first quarter of 2000.

     Net cash used for investing and financing activities were approximately $9,200,000 and $20,400,000, respectively, for the first quarter of 2001. We received net cash proceeds of approximately $4,400,000 from the dispositions of facilities and other assets. Such net cash proceeds, along with net borrowings under our $375,000,000 credit facility of approximately $18,000,000, cash generated from operations and cash on hand, were used to repay approximately $39,200,000 of long-term debt and to fund capital expenditures totaling approximately $13,900,000.

     In January 2001, we filed a registration statement under Form S-8 with the Securities and Exchange Commission registering 1,174,500 shares of our Common Stock. These shares were previously repurchased by the Company and held in treasury. Such shares are expected to be issued under the Beverly Enterprises, Inc. Stock Grant Plan (the "Stock Grant Plan"). Shares of Common Stock will be issued under the Stock Grant Plan to holders of restricted shares who, by virtue of the terms of their employment contracts, severance agreements or other similar arrangements, have a claim to the immediate vesting of their restricted stock. In conjunction with the reorganization in the first quarter of 2001 (as discussed above), 545,542 shares of Common Stock under the Stock Grant Plan were issued to various officers who made such claims, and the shares of restricted stock held by such officers were cancelled. We incurred a pre-tax charge of approximately $3,700,000 related to the issuance of shares under the Stock Grant Plan, which was included in the workforce reductions and other reorganization costs (as discussed above).

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2001

                                   (UNAUDITED)


     At March 31, 2001, we leased 11 nursing facilities (6 of which are in Florida), one assisted living center and our corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the creditor. We have the option to purchase the facilities at the end of the initial lease terms at fair market value. Such financing arrangement was entered into for the construction of these facilities and had an original commitment of $125,000,000. In April 2000, the agreement covering this financing arrangement was amended whereby availability under the original commitment was reduced to $113,500,000, which equaled the total construction advances made as of the date of the amended agreement.

     During April 2001, we completed the restructuring of our $375,000,000 credit facility, which was scheduled to mature on December 31, 2001. We entered into a new $150,000,000 revolving credit facility (the "Credit Facility") and issued $200,000,000 of 9 5/8% senior notes due 2009 (the "Senior Notes") through a private placement. The Senior Notes are unsecured obligations, guaranteed by substantially all of our present and future subsidiaries (the "Subsidiary Guarantors") and impose on us certain restrictive covenants. The net proceeds from issuance of the Senior Notes were used to repay borrowings under the $375,000,000 credit facility and for general corporate purposes.

     The Credit Facility provides for a Revolver/Letter of Credit Facility. Borrowings under the Credit Facility will bear interest according to a pricing schedule based on our financial leverage and will bear an initial interest rate of adjusted LIBOR plus 2.875%, the Base Rate, as defined, plus 1.875% or the adjusted CD rate, as defined, plus 3%, at our option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Credit Facility is secured by mortgages on certain nursing facilities, is guaranteed by the Subsidiary Guarantors and imposes on us certain financial tests and restrictive covenants.

     We currently anticipate that cash flows from operations and borrowings under our banking arrangements will be adequate to repay our debts due within one year of approximately $62,600,000, to make normal recurring capital additions and improvements of approximately $77,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending March 31, 2002. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                                 MARCH 31, 2001

                                   (UNAUDITED)


   ITEM 1.  LEGAL PROCEEDINGS

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

     Under the Civil Settlement Agreement, we paid the federal government $25,000,000 during the first quarter of 2000 and are reimbursing the federal government an additional $145,000,000 through withholdings from our biweekly Medicare periodic interim payments in equal installments through the first quarter of 2008. In addition, we agreed to resubmit certain Medicare filings to reflect reduced labor costs allocated to the Medicare program.

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

     In accordance with our agreement to dispose of 10 nursing facilities, we disposed of seven of the facilities during 2000 and two of the facilities during the first quarter of 2001. We expect to dispose of the remaining facility during 2001. The carrying value of this facility has been adjusted to our best estimate of its net realizable value.

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

                                 MARCH 31, 2001

                                   (UNAUDITED)


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

     The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. The Badger and Lyons actions also name as defendants certain of the Company's officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. The Lyons, Badger and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations and the Richardson action also claims unjust enrichment.

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2001

                                   (UNAUDITED)


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

ITEM 6(a).  EXHIBITS

    EXHIBIT
    NUMBER                       DESCRIPTION

    10.1        Form of Employment and Severance Agreement, made as of March 31,
                2001, between the Company and Scott M. Tabakin


ITEM 6(b). REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K, dated March 30, 2001, which reported under Item 5 that our preliminary operating results for the first quarter of 2001 should equal or slightly exceed the six cents per share earned during the first quarter of 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BEVERLY ENTERPRISES, INC.
                                              Registrant




Dated:  May 15, 2001                          By:   /s/     PAMELA H. DANIELS
                                                 ------------------------------
                                                 Pamela H. Daniels
                                              Senior Vice President, Controller
                                                 and Chief Accounting Officer

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                       DESCRIPTION

    10.1        Form of Employment and Severance Agreement, made as of March 31,
                2001, between the Company and Scott M. Tabakin