Form 10-Q
period 2001-06-30
BEVERLY ENTERPRISES INC
filed 2001-08-08
CIK 1040441

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         __________


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

        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
          EXCLUSIVE OF TREASURY SHARES, AT JULY 31, 2001 - 104,239,745


================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                                  JUNE 30, 2001

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION
                                                                                                                       PAGE
                                                                                                                       ----

         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets.................................................          2
                         Condensed Consolidated Statements of Operations.......................................          3
                         Condensed Consolidated Statements of Cash Flows.......................................          4
                         Notes to Condensed Consolidated Financial Statements..................................          5
         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.................................................         11

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................................         19
         Item 4.  Submission of Matters to a Vote of Security Holders..........................................         21
         Item 6.  Exhibits and Reports on Form 8-K.............................................................         22

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

                                                                                                  JUNE 30,         DECEMBER 31,
                                                                                                    2001              2000
                                                                                                ------------       ------------
                                                                                                 (UNAUDITED)          (NOTE)
                                                             ASSETS
Current assets:
   Cash and cash equivalents .............................................................      $     80,007       $     25,908
   Accounts receivable - patient, less allowance for doubtful accounts:
      2001 - $86,236; 2000 - $91,636 .....................................................           298,292            323,143
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
      2001 - $635; 2000 - $1,106 .........................................................             6,177             19,831
   Notes receivable, less allowance for doubtful notes:  2001 - $225; 2000 - $72 .........            18,089              2,197
   Operating supplies ....................................................................            26,562             29,134
   Deferred income taxes .................................................................            82,849             24,379
   Assets held for sale ..................................................................           117,079                 --
   Prepaid expenses and other ............................................................            19,567             18,787
                                                                                                ------------       ------------
         Total current assets ............................................................           648,622            443,379
Property and equipment, net of accumulated depreciation and amortization:
   2001 - $751,740; 2000 - $805,557 ......................................................           860,230          1,063,247
Other assets:
   Goodwill, net .........................................................................           200,473            203,742
   Deferred income taxes .................................................................            11,958             27,721
   Other, less allowance for doubtful accounts and notes:  2001 - $3,747; 2000 - $3,767 ..           135,554            137,904
                                                                                                ------------       ------------
         Total other assets ..............................................................           347,985            369,367
                                                                                                ------------       ------------
                                                                                                $  1,856,837       $  1,875,993
                                                                                                ============       ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................................................      $     84,211       $     84,420
   Accrued wages and related liabilities .................................................           103,461            106,300
   Accrued interest ......................................................................            14,810             15,744
   Other accrued liabilities .............................................................            93,916             99,136
   Current portion of long-term debt .....................................................            84,898            227,111
                                                                                                ------------       ------------
         Total current liabilities .......................................................           381,296            532,711
Long-term debt ...........................................................................           692,149            564,247
Other liabilities and deferred items .....................................................           237,773            195,042
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000 .......................................                --                 --
   Common stock, shares issued:  2001 - 112,648,983; 2000 - 112,818,798 ..................            11,265             11,282
   Additional paid-in capital ............................................................           883,280            876,981
   Accumulated deficit ...................................................................          (240,637)          (193,931)
   Accumulated other comprehensive income ................................................               989                718
   Treasury stock, at cost:  2001 - 8,515,758 shares; 2000 - 9,061,300 shares ............          (109,278)          (111,057)
                                                                                                ------------       ------------
         Total stockholders' equity ......................................................           545,619            583,993
                                                                                                ------------       ------------
                                                                                                $  1,856,837       $  1,875,993
                                                                                                ============       ============

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

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                  ----------------------------    -----------------------------
                                                                      2001            2000            2001             2000
                                                                  ------------    ------------    ------------     ------------
Net operating revenues .......................................    $    679,978    $    655,239    $  1,339,446     $  1,301,341
Interest income ..............................................             811             649           1,198            1,474
                                                                  ------------    ------------    ------------     ------------

          Total revenues .....................................         680,789         655,888       1,340,644        1,302,815

Costs and expenses:
    Operating and administrative:
       Wages and related .....................................         409,608         393,841         807,570          783,557
       Provision for insurance and related items .............          29,206          14,648          56,369           35,161
       Other .................................................         181,572         188,707         360,084          370,353
    Interest .................................................          20,273          20,313          39,383           39,931
    Depreciation and amortization ............................          22,150          25,378          46,614           50,714
    Asset impairments, workforce reductions and other
      unusual items ..........................................           7,854              --         115,543               --
                                                                  ------------    ------------    ------------     ------------

          Total costs and expenses ...........................         670,663         642,887       1,425,563        1,279,716
                                                                  ------------    ------------    ------------     ------------

Income (loss) before provision for (benefit from) income
    taxes ....................................................          10,126          13,001         (84,919)          23,099
Provision for (benefit from) income taxes ....................           4,558           4,479         (38,213)           8,316
                                                                  ------------    ------------    ------------     ------------

Net income (loss) ............................................    $      5,568    $      8,522    $    (46,706)    $     14,783
                                                                  ============    ============    ============     ============

Net income (loss) per share of common stock:
    Basic and diluted net income (loss) per share of
       common stock ..........................................    $       0.05    $       0.08    $      (0.45)    $       0.15
                                                                  ============    ============    ============     ============

    Shares used to compute basic net income (loss)
       per share .............................................         103,884         101,321         103,795          101,801
                                                                  ============    ============    ============     ============

    Shares used to compute diluted net income (loss)
       per share .............................................         105,691         101,323         103,795          101,863
                                                                  ============    ============    ============     ============








                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                 2001           2000
                                                                                              ----------     ----------
Cash flows from operating activities:
   Net income (loss) .....................................................................    $  (46,706)    $   14,783
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
     operating activities:
     Depreciation and amortization .......................................................        46,614         50,714
     Provision for reserves on patient, notes and other receivables, net .................        16,996         20,360
     Amortization of deferred financing costs ............................................         1,839          1,281
     Asset impairments, workforce reductions and other unusual items .....................       115,543             --
     Gains on dispositions of facilities and other assets, net ...........................        (1,160)        (2,354)
     Deferred income taxes ...............................................................       (40,896)         7,623
     Insurance related accounts ..........................................................        29,024          1,962
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
       Accounts receivable - patient .....................................................         7,254        (45,504)
       Operating supplies ................................................................           (82)           938
       Prepaid expenses and other receivables ............................................        (1,552)        (1,979)
       Accounts payable and other accrued expenses .......................................       (26,551)       (54,627)
       Income taxes payable ..............................................................        (2,622)          (708)
       Other, net ........................................................................        (2,086)        (3,594)
                                                                                              ----------     ----------
         Total adjustments ...............................................................       142,321        (25,888)
                                                                                              ----------     ----------
         Net cash provided by (used for) operating activities ............................        95,615        (11,105)
Cash flows from investing activities:
     Capital expenditures ................................................................       (33,554)       (40,763)
     Proceeds from dispositions of facilities and other assets ...........................         9,840         10,206
     Payments for acquisitions, net of cash acquired .....................................           (82)        (1,619)
     Collections on notes receivable .....................................................            31          5,589
     Other, net ..........................................................................        (1,425)        (2,341)
                                                                                              ----------     ----------
          Net cash used for investing activities .........................................       (25,190)       (28,928)
Cash flows from financing activities:
     Revolver borrowings .................................................................       442,000        873,000
     Repayments of Revolver borrowings ...................................................      (606,000)      (814,000)
     Proceeds from issuance of long-term debt ............................................       200,000             --
     Repayments of long-term debt ........................................................       (46,711)       (23,140)
     Purchase of common stock for treasury ...............................................            --         (3,874)
     Proceeds from exercise of stock options .............................................         2,841             --
     Deferred financing costs paid .......................................................        (8,799)          (132)
     Proceeds from designated funds, net .................................................           343            172
                                                                                              ----------     ----------
         Net cash provided by (used for) financing activities ............................       (16,326)        32,026
                                                                                              ----------     ----------
Net increase (decrease) in cash and cash equivalents .....................................        54,099         (8,007)
Cash and cash equivalents at beginning of period .........................................        25,908         24,652
                                                                                              ----------     ----------
Cash and cash equivalents at end of period ...............................................    $   80,007     $   16,645
                                                                                              ==========     ==========

Supplemental schedule of cash flow information:
   Cash paid during the period for:
     Interest, net of amounts capitalized ................................................    $   38,478     $   37,466
     Income tax payments, net ............................................................         5,305          1,401


                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

   We have prepared the condensed consolidated financial statements, without audit. In management's opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our results of operations for the three- month and six-month periods ended June 30, 2001 are not necessarily indicative of the results for a full year.

   Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements that affect:

    o the reported amounts of assets and liabilities at the date of the financial statements; and

    o the reported amounts of revenues and expenses during the reporting period.

   They also require management to make estimates and assumptions regarding any contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

   Approximately 77% and 74% of our net operating revenues for the six months ended June 30, 2001 and 2000, respectively, were derived from funds under federal and state medical assistance programs. We accrue for revenues when services are provided at standard charges. These charges are adjusted to amounts that we estimate to receive under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

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

   We are currently negotiating with officials from the Centers for Medicare and Medicaid Services ("CMS") to resolve reimbursement issues relating to costs of services provided to Medicare patients during 1996 through 1998 under the government's former cost-reimbursement system. As a result of routine audits conducted by the government's fiscal intermediary, CMS claims that we were overpaid for services provided to these Medicare patients. As previously disclosed, in June 1999, we recorded a pre-tax charge of $39 million related to open issues surrounding the allocation of nursing labor costs on certain Medicare filings. We have not accrued for any other open cost report issues for these years since we believe, and outside legal counsel has advised, that we have followed appropriate reimbursement procedures for these costs and should be fully reimbursed. In addition, CMS contends that another issue, reimbursement for co-payments due from Medicare beneficiaries who were also eligible for Medicaid, extends into 1999 and 2000. We believe that we have appropriately followed all Medicare reimbursement regulations; however, under present law, if the federal government made a formal demand for payment of the contested amounts, we would have to accrue those amounts and begin payment before being given an opportunity to appeal. Therefore, we cannot estimate nor can we give any assurances of the ultimate impact the resolution of these matters will have on our consolidated financial position, results of operations or cash flows, but the $39 million charge we recorded in 1999 may prove inadequate.

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 2001

                                   (UNAUDITED)


   The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30 (in thousands):

                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                   JUNE 30,                    JUNE 30,
                                                                          ------------------------    -------------------------
                                                                             2001          2000          2001           2000
                                                                          ----------    ----------    ----------     ----------
NUMERATOR:
  Numerator for basic and diluted net income (loss) per share ........    $    5,568    $    8,522    $  (46,706)    $   14,783
                                                                          ==========    ==========    ==========     ==========

DENOMINATOR:
  Denominator for basic net income (loss) per share -
    weighted average shares ..........................................       103,884       101,321       103,795        101,801
  Effect of dilutive securities:
    Employee stock options ...........................................         1,807             2            --             62
                                                                          ----------    ----------    ----------     ----------

  Denominator for diluted net income (loss) per share -
    weighted average shares and assumed conversions ..................       105,691       101,323       103,795        101,863
                                                                          ==========    ==========    ==========     ==========

  Basic and diluted net income (loss) per share ......................    $     0.05    $     0.08    $    (0.45)    $     0.15
                                                                          ==========    ==========    ==========     ==========

   Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three-month and six-month periods ended June 30 (in thousands):



                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                   JUNE 30,                    JUNE 30,
                                                                          ------------------------    --------------------------
                                                                             2001          2000          2001           2000
                                                                          ----------     ----------    ----------     ----------

Net income (loss) ....................................................    $    5,568     $    8,522    $  (46,706)    $   14,783
Foreign currency translation adjustments, net of
  income taxes .......................................................          (232)            58          (276)           527
Net unrealized gains (losses) on available-for-sale
  securities, net of income taxes ....................................           325            444           547           (324)
                                                                          ----------     ----------    ----------     ----------
Comprehensive income (loss) ..........................................    $    5,661     $    9,024    $  (46,435)    $   14,986
                                                                          ==========     ==========    ==========     ==========

   The components of accumulated other comprehensive income, net of income taxes, consist of the following (in thousands):

                                                                           JUNE 30,     DECEMBER 31,
                                                                             2001           2000
                                                                          ----------    ------------

Foreign currency translation adjustments .............................    $      107    $      383
Unrealized gains on available-for-sale securities ....................           882           335
                                                                          ----------    ----------
                                                                          $      989    $      718
                                                                          ==========    ==========

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), which is effective for all business combinations completed after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. We do not expect there to be a material impact on our consolidated financial position, results of operations or cash flows as a result of adopting SFAS No. 141.

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 2001

                                   (UNAUDITED)


   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. SFAS No. 142 will be effective for us beginning in the first quarter of 2002. At that time, we will perform the required impairment tests on our goodwill and those intangibles we deem to have indefinite lives. We cannot currently estimate the impact these impairment tests will have on our consolidated financial position or result of operations. The amortization provisions of SFAS No. 142 are expected to benefit our results of operations by approximately $3,800,000, or $.04 per share diluted, on an annual basis.

   Certain prior year amounts have been reclassified to conform with the 2001 financial statements presentation.

   (2) The provision for (benefit from) income taxes for the three-month and six-month periods ended June 30, 2001 and 2000 were based on estimated annual effective tax rates of 45% and 36%, respectively. Our estimated annual effective tax rates for 2001 and 2000 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. Our estimated annual effective tax rate increased to 45% in 2001 primarily due to the pre-tax charges for asset impairments, workforce reductions and other unusual items totaling approximately $115,500,000, which reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate. Our net deferred tax assets at June 30, 2001 will be realized through the generation of future taxable income. Realization is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

   The provision for (benefit from) income taxes consists of the following for the three-month and six-month periods ended June 30 (in thousands):

                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                   JUNE 30,                     JUNE 30,
                                                                          -------------------------     -------------------------
                                                                             2001           2000           2001           2000
                                                                          ----------     ----------     ----------     ----------
Federal:
    Current ..........................................................    $      347     $      128     $      658     $      216
    Deferred .........................................................         6,028          3,337        (36,575)         6,286

State:
    Current ..........................................................         1,072            295          2,025            477
    Deferred .........................................................        (2,889)           719         (4,321)         1,337
                                                                          ----------     ----------     ----------     ----------
                                                                          $    4,558     $    4,479     $  (38,213)    $    8,316
                                                                          ==========     ==========     ==========     ==========



   (3) During the six months ended June 30, 2001, we sold, closed or terminated the leases on 11 nursing facilities (1,056 beds), two outpatient therapy clinics, one home care center and certain other assets for cash proceeds of approximately $8,100,000 and a note receivable of approximately $300,000. We did not operate two of the nursing facilities (234 beds) which had been leased to another nursing home operator. We recognized net pre-tax gains, which were included in net operating revenues during the six months ended June 30, 2001, of approximately $1,200,000 as a result of these dispositions. The operations of these facilities and other assets were immaterial to our consolidated financial position and results of operations.

   During the first quarter of 2001, we restructured the lease agreement related to 10 nursing facilities in the state of Indiana. In addition, we terminated the lease on one nursing facility (223 beds) leased from the same landlord. We recorded a pre-tax charge of approximately $3,300,000 related to the termination of this lease, including the write-off of the net book value of this property. This pre-tax charge has been included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items."

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 2001

                                   (UNAUDITED)


   (4) On July 16, 2001, we announced that we had entered into a definitive agreement to sell 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) located in the state of Florida (the "Florida facilities") to NMC of Florida, LLC. The transaction is scheduled to close during the fourth quarter of 2001 and is subject to lenders due diligence and normal regulatory review. We anticipate using the net cash proceeds generated from the sale to repay indebtedness and for general corporate purposes.

   The sale of the Florida facilities is a result of a formal plan initiated by management during the first quarter of 2001 to pursue the sale of our nursing home operations in Florida, which include the Florida facilities, as well as one additional nursing facility (56 beds) and certain other assets which we plan to sell in separate transactions. All of these assets are included in the total assets of our nursing facilities segment (see Note 7). This decision was made due to the excessive patient care liability costs that we have been incurring in recent periods in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations at March 31, 2001 were considered assets to be disposed of, as that term is defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Management estimated the fair value less selling costs of such assets based upon verbal and non-binding purchase prices from potential buyers and determined that an impairment write-down was necessary as of March 31, 2001. The pre-tax charge recorded during the first quarter of 2001 related to this write-down was approximately $68,900,000. As a result of the agreement we entered into with NMC of Florida, LLC, we recorded an additional impairment write-down of approximately $6,200,000 during the second quarter of 2001. In addition, we recorded a pre-tax charge during the first quarter of 2001 of approximately $17,200,000 for certain costs to exit the Florida facilities. These costs relate to severance agreements, termination payments on certain contracts and various other items. These pre-tax charges have been included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items." At June 30, 2001, the Florida assets held for sale totaled approximately $117,100,000 and are classified as current assets in the condensed consolidated balance sheet, as we expect to close the sale of these facilities in 2001.

   During the three-month and six-month periods ended June 30, 2001, our Florida nursing home operations recorded pre-tax income of approximately $200,000 and a pre-tax loss of approximately $900,000, respectively. Such amounts do not include certain costs which are currently recorded at the parent company level and are not fully allocated to the individual subsidiaries or facilities. In accordance with SFAS No. 121, we do not have to record depreciation and amortization expense on the Florida assets during the period these assets are being held for sale, since these assets are now recorded at their estimated net realizable value. The amount of depreciation and amortization expense that we did not have to record during the three-month and six-month periods ended June 30, 2001 on the Florida assets was approximately $2,600,000.

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

   During April 2001, we completed the restructuring of our $375,000,000 credit facility, which was scheduled to mature on December 31, 2001. We entered into a new $150,000,000 revolving credit facility (the "Credit Facility") and issued $200,000,000 of 9 5/8% senior notes due 2009 (the "Senior Notes") through a private placement. During the second quarter of 2001, we filed a registration statement under Form S-4 with the Securities and Exchange Commission registering the Senior Notes. We are offering to exchange (the "Exchange Offer") all of the Senior

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 2001

                                   (UNAUDITED)


Notes issued through the private placement for registered Senior Notes. We will not receive any proceeds as a result of the Exchange Offer. The Senior Notes are unsecured obligations, guaranteed by substantially all of our present and future subsidiaries (the "Subsidiary Guarantors") and impose on us certain restrictive covenants. The net proceeds from issuance of the Senior Notes were used to repay borrowings under the $375,000,000 credit facility and for general corporate purposes.

   The Credit Facility provides for a Revolver/Letter of Credit Facility. Borrowings under the Credit Facility bear interest at adjusted LIBOR plus 2.875%, the Base Rate, as defined, plus 1.875% or the adjusted CD rate, as defined, plus 3%, at our option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Credit Facility is secured by mortgages on certain nursing facilities, is guaranteed by the Subsidiary Guarantors and imposes on us certain financial tests and restrictive covenants.

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

   (7) Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information " provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

   In January 2001, we implemented a new three-year strategic plan aimed at accomplishing four fundamental strategies:

      o streamline our nursing home portfolio to strengthen our long-term financial position;

      o  accelerate the growth of our service and knowledge business;

      o  establish a leadership position in eldercare; and

      o reengineer our organization in order to focus our resources on profitable growth and new opportunities.

   In order to support the implementation of these strategies, in the first quarter of 2001, we reorganized our business into three primary operating segments:

      o nursing facilities, which provide long-term healthcare through the operation of nursing homes and assisted living centers;

      o innovation and services group, which include rehabilitation therapy, hospice, home care and a business strategy and development division; and

      o TMX, formerly known as Matrix/Theraphysics, which operates outpatient therapy clinics and a managed care network.

   As a result of this reorganization, we recorded a pre-tax charge of approximately $18,300,000 during the first quarter of 2001 and an additional $1,000,000 during the second quarter of 2001. The pre-tax charges are included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items". Approximately $18,400,000 related to severance and other employment agreements for 141 associates. Approximately $13,200,000 was paid during the six months ended June 30, 2001, with the remainder expected to be paid throughout 2001. Included in the pre-tax charge were non-cash expenses of approximately $3,700,000 related to the issuance of shares under the Stock Grant Plan and $600,000 related to other long-term incentive agreements. During the fourth quarter of 2000, we incurred a pre-tax charge of approximately $3,500,000 primarily due to severance agreements associated with four executives who were notified prior to December 31, 2000 of the Company's intent to terminate their employment in conjunction with this reorganization. Substantially all of this amount was paid during the first quarter of 2001.

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 2001

                                   (UNAUDITED)


   The following table summarizes certain information for each of our operating segments (in thousands):

                                                               INNOVATION
                                                NURSING       AND SERVICES
                                               FACILITIES         GROUP           TMX          ALL OTHER(1)        TOTALS
                                              ------------    ------------    ------------     ------------     ------------

Three months ended June 30, 2001

     Revenues from external customers ....    $    627,471    $     28,916    $     23,742     $       (151)    $    679,978
     Intercompany revenues ...............              --          45,745              --            2,791           48,536
     Interest income .....................              77              --              28              706              811
     Interest expense ....................           6,898              22              12           13,341           20,273
     Depreciation and amortization .......          17,015           1,117           2,454            1,564           22,150
     Pre-tax income (loss) ...............          27,449           3,892          (2,791)         (18,424)          10,126
     Total assets ........................       1,377,663         103,487         162,308          213,379        1,856,837
     Capital expenditures ................          17,544             771             458              840           19,613

Three months ended June 30, 2000

     Revenues from external customers ....    $    601,750    $     27,266    $     24,349     $      1,874     $    655,239
     Intercompany revenues ...............              --          33,641              --            3,015           36,656
     Interest income .....................              51              --              31              567              649
     Interest expense ....................           6,765              44              28           13,476           20,313
     Depreciation and amortization .......          19,874           1,090           2,881            1,533           25,378
     Pre-tax income (loss) ...............          20,191           4,453          (2,438)          (9,205)          13,001
     Total assets ........................       1,514,683         108,394         217,560          126,143        1,966,780
     Capital expenditures ................          16,581           1,144           1,237            1,819           20,781

Six months ended June 30, 2001

     Revenues from external customers ....    $  1,235,528    $     56,057    $     47,202     $        659     $  1,339,446
     Intercompany revenues ...............              --          87,749              --            5,620           93,369
     Interest income .....................             134              --              60            1,004            1,198
     Interest expense ....................          13,239              52              24           26,068           39,383
     Depreciation and amortization .......          36,500           2,188           4,898            3,028           46,614
     Pre-tax income (loss) ...............          48,028          13,952          (6,039)        (140,860)         (84,919)
     Total assets ........................       1,377,663         103,487         162,308          213,379        1,856,837
     Capital expenditures ................          29,646           1,761           1,012            1,135           33,554

Six months ended June 30, 2000

     Revenues from external customers ....    $  1,195,113    $     54,741    $     47,811     $      3,676     $  1,301,341
     Intercompany revenues ...............              --          69,146              --            5,895           75,041
     Interest income .....................              98              --              61            1,315            1,474
     Interest expense ....................          13,648              97              60           26,126           39,931
     Depreciation and amortization .......          39,771           2,093           5,574            3,276           50,714
     Pre-tax income (loss) ...............          42,595          10,724          (4,558)         (25,662)          23,099
     Total assets ........................       1,514,683         108,394         217,560          126,143        1,966,780
     Capital expenditures ................          31,777           2,477           2,087            4,422           40,763

----------

   (1) Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include pre-tax charges related to asset impairments, workforce reductions and other unusual items totaling approximately $7,800,000 and $115,500,000 for the three-month and six-month periods ended June 30, 2001, respectively.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  JUNE 30, 2001

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

   Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

      o national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

      o the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

      o changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries, including our negotiations with CMS (as discussed below);

      o liabilities and other claims asserted against the Company, including patient care liabilities, as well as the resolution of the Class Action and Derivative Lawsuits (see "Part II, Item 1. Legal Proceedings");

      o  our ability to attract and retain qualified personnel;

      o the availability and terms of capital to fund acquisitions and capital improvements;

      o  the competitive environment in which we operate;

      o  our ability to maintain and increase census levels; and

      o  demographic changes.

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

GOVERNMENTAL REGULATION AND REIMBURSEMENT

   We are currently negotiating with officials from the Centers for Medicare and Medicaid Services ("CMS") to resolve reimbursement issues relating to costs of services provided to Medicare patients during 1996 through 1998 under the government's former cost-reimbursement system. As a result of routine audits conducted by the government's fiscal intermediary, CMS claims that we were overpaid for services provided to these Medicare patients. As previously disclosed, in June 1999, we recorded a pre-tax charge of $39 million related to open issues surrounding the allocation of nursing labor costs on certain Medicare filings. We have not accrued for any other open cost report issues for these years since we believe, and outside legal counsel has advised, that we have followed appropriate reimbursement procedures for these costs and should be fully reimbursed. In addition, CMS contends that another issue, reimbursement for co-payments due from Medicare beneficiaries who were also eligible for

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2001

                                   (UNAUDITED)


Medicaid, extends into 1999 and 2000. We believe that we have appropriately followed all Medicare reimbursement regulations; however, under present law, if the federal government made a formal demand for payment of the contested amounts, we would have to accrue those amounts and begin payment before being given an opportunity to appeal. Therefore, we cannot estimate nor can we give any assurances of the ultimate impact the resolution of these matters will have on our consolidated financial position, results of operations or cash flows, but the $39 million charge we recorded in 1999 may prove inadequate.

OPERATING RESULTS

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

   RESULTS OF OPERATIONS

   We reported net income for the second quarter of 2001 of $5,568,000, compared to net income of $8,522,000 for the same period in 2000. Net income for 2001 included pre-tax charges totaling approximately $7,800,000, including $6,800,000 for asset impairments ($6,200,000 related to the Florida facilities) and $1,000,000 for workforce reductions and other reorganization costs.

   On July 16, 2001, we announced that we had entered into a definitive agreement to sell 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) located in the state of Florida (the "Florida facilities") to NMC of Florida, LLC. The transaction is scheduled to close during the fourth quarter of 2001 and is subject to lenders due diligence and normal regulatory review. We anticipate using the net cash proceeds generated from the sale to repay indebtedness and for general corporate purposes. As a result of this agreement, we recorded an impairment write-down of approximately $6,200,000 during the second quarter of 2001. See "Six Months 2001 Compared to Six Months 2000 - Results of Operations" for discussion of pre-tax charges recorded during the first quarter of 2001 related to this transaction.

   In addition, we recorded a pre-tax charge of approximately $1,000,000 related to the reorganization of our business operations. See "Six Months 2001 Compared to Six Months 2000 - Results of Operations" for discussion of this reorganization.

   INCOME TAXES

   We had estimated annual effective tax rates of 45% and 36% for 2001 and 2000, respectively. Our estimated annual effective tax rates for 2001 and 2000 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. Our estimated annual effective tax rate increased to 45% in 2001 primarily due to the pre-tax charges for asset impairments, workforce reductions and other unusual items totaling approximately $115,500,000, which reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate. Our net deferred tax assets at June 30, 2001 are expected to be realized through the generation of future taxable income. Realization is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

   NET OPERATING REVENUES

   We reported net operating revenues of $679,978,000 during the second quarter of 2001 compared to $655,239,000 for the same period in 2000. Approximately 92% of our total net operating revenues for the quarters ended June 30,

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2001

                                   (UNAUDITED)


2001 and 2000 were derived from services provided by our nursing facilities segment. The increase in net operating revenues of approximately $24,700,000 for the second quarter of 2001, as compared to the same period in 2000, consists of the following:

      o an increase of $51,000,000 due to facilities which we operated during each of the quarters ended June 30, 2001 and 2000 ("same facility operations");

      o an increase of $8,500,000 due to acquisitions and openings of newly-constructed facilities; and

      o  a decrease of $34,800,000 due to dispositions.

   The increase in net operating revenues of $51,000,000 from same facility operations for the second quarter of 2001, as compared to the same period in 2000, was primarily due to the following:

      o $53,600,000 due to an increase in Medicaid, Medicare and private rates; and

      o  $2,900,000 due to a positive shift in our patient mix.

   Such increases were partially offset by a decrease of $6,100,000 due to a decline in same facility occupancy to 86.8% for the second quarter of 2001, as compared to 87.0% for the same period in 2000.

   Our Medicare, private and Medicaid census for same facility operations was 10%, 18% and 71%, respectively, for the second quarter of 2001, as compared to 9%, 19% and 71%, respectively, for the same period in 2000.

   Acquisitions and openings of newly-constructed facilities which occurred during the year ended December 31, 2000 caused our net operating revenues to increase $8,500,000 for the second quarter of 2001, as compared to the same period in 2000. During 2000, we acquired seven nursing facilities (1,210 beds), one previously leased nursing facility (105 beds) and certain other assets. In addition, we opened four newly-constructed nursing facilities (418 beds). The acquisitions of the facilities and other assets were accounted for as purchases. The operations of the acquired facilities and other assets, as well as the newly-constructed facilities, were immaterial to our consolidated financial position and results of operations.

   Dispositions that occurred during the six months ended June 30, 2001 and the year ended December 31, 2000 caused our net operating revenues to decrease $34,800,000 for the second quarter of 2001, as compared to the same period in 2000. During the six months ended June 30, 2001, we sold, closed or terminated the leases on 12 nursing facilities (1,279 beds), two outpatient therapy clinics, one home care center and certain other assets. We recognized net pre-tax gains, which were included in net operating revenues during the six months ended June 30, 2001, of approximately $1,200,000 as a result of these dispositions.

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

   OPERATING AND ADMINISTRATIVE EXPENSES

   We reported operating and administrative expenses of $620,386,000 during the second quarter of 2001 compared to $597,196,000 for the same period in 2000. The increase of approximately $23,200,000 consists of the following:

      o  an increase of $47,300,000 due to same facility operations;

      o an increase of $9,400,000 due to acquisitions and openings of newly-constructed facilities; and

      o  a decrease of $33,500,000 due to dispositions.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2001

                                   (UNAUDITED)


   The increase in operating and administrative expenses of $47,300,000 from same facility operations for the second quarter of 2001, as compared to the same period in 2000, was due primarily to the following:

      o $31,700,000 of additional wages and related expenses primarily due to an increase in our weighted average wage rate; and

      o $14,600,000 due to an increase in our provision for insurance and related items.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense decreased to $22,150,000 for the second quarter of 2001, as compared to $25,378,000 for the same period in 2000 primarily due to the discontinuation of depreciation and amortization of our Florida nursing home assets during the second quarter of 2001.

SIX MONTHS 2001 COMPARED TO SIX MONTHS 2000

   RESULTS OF OPERATIONS

   We reported a net loss for the six months ended June 30, 2001 of $46,706,000, compared to net income of $14,783,000 for the same period in 2000. Net loss for 2001 included pre-tax charges totaling approximately $115,500,000, including $75,700,000 for asset impairments ($75,100,000 related to the Florida facilities), $19,300,000 for workforce reductions and other reorganization costs and $20,500,000 for Florida exit costs and other unusual items.

   During the first quarter of 2001, a formal plan was initiated by management to pursue the sale of our nursing home operations in Florida, which include the Florida facilities, as well as one additional nursing facility (56 beds) and certain other assets which we plan to sell in separate transactions. Such decision was made due to the excessive patient care liability costs that we have been incurring in recent periods in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations at March 31, 2001 were considered assets to be disposed of, as that term is defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Management estimated the fair value less selling costs of such assets based upon verbal and non-binding purchase prices from potential buyers and determined that an impairment write-down was necessary as of March 31, 2001. The pre-tax charge recorded during the first quarter of 2001 related to this write-down was approximately $68,900,000. As a result of the agreement we entered into with NMC of Florida, LLC, we recorded an additional impairment write-down of approximately $6,200,000 during the second quarter of 2001. In addition, we recorded a pre-tax charge during the first quarter of 2001 of approximately $17,200,000 for certain costs to exit the Florida facilities. These costs relate to severance agreements, termination payments on certain contracts and various other items. These pre-tax charges have been included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items." At June 30, 2001, the Florida assets held for sale totaled approximately $117,100,000 and are classified as current assets in the condensed consolidated balance sheet, as we expect to close the sale of these facilities in 2001.

   During the three-month and six-month periods ended June 30, 2001, our Florida nursing home operations recorded pre-tax income of approximately $200,000 and a pre-tax loss of approximately $900,000, respectively. Such amounts do not include certain costs which are currently recorded at the parent company level and are not fully allocated to the individual subsidiaries or facilities. In accordance with SFAS No. 121, we do not have to record depreciation and amortization expense on the Florida assets during the period these assets are being held for sale, since these assets are now recorded at their estimated net realizable value. The amount of depreciation and amortization expense that we did not have to record during the three-month and six-month periods ended June 30, 2001 on the Florida assets was approximately $2,600,000.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2001

                                   (UNAUDITED)


   In January 2001, we implemented a new three-year strategic plan aimed at accomplishing four fundamental strategies:

      o streamline our nursing home portfolio to strengthen our long-term financial position;

      o  accelerate the growth of our service and knowledge business;

      o  establish a leadership position in eldercare; and

      o reengineer our organization in order to focus our resources on profitable growth and new opportunities.

   In order to support the implementation of these strategies, in the first quarter of 2001, we reorganized our business into three primary operating segments:

      o nursing facilities, which provide long-term healthcare through the operation of nursing homes and assisted living centers;

      o innovation and services group, which include rehabilitation therapy, hospice, home care and a research and development division; and

      o TMX, formerly know as Matrix/Theraphysics, which operates outpatient therapy clinics and a managed care network.

   As a result of this reorganization, we recorded a pre-tax charge of approximately $18,300,000 during the first quarter of 2001 and an additional $1,000,000 during the second quarter of 2001. Approximately $18,400,000 related to severance and other employment agreements for 141 associates. Approximately $13,200,000 was paid during the six months ended June 30, 2001, with the remainder expected to be paid throughout 2001. Included in the pre-tax charge were non-cash expenses of approximately $3,700,000 related to the issuance of shares under the Stock Grant Plan and $600,000 related to other long-term incentive agreements. During the fourth quarter of 2000, we incurred a pre-tax charge of approximately $3,500,000 primarily due to severance agreements associated with four executives who were notified prior to December 31, 2000 of the Company's intent to terminate their employment in conjunction with this reorganization. Substantially all of this amount was paid during the first quarter of 2001.

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

   NET OPERATING REVENUES

   We reported net operating revenues of $1,339,446,000 during the six months ended June 30, 2001 compared to $1,301,341,000 for the same period in 2000. Approximately 92% of our total net operating revenues for the six

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2001

                                   (UNAUDITED)


months ended June 30, 2001 and 2000 were derived from services provided by our nursing facilities segment. The increase in net operating revenues of approximately $38,100,000 for the six months ended June 30, 2001, as compared to the same period in 2000, consists of the following:

      o an increase of $85,600,000 due to facilities which we operated during each of the six months ended June 30, 2001 and 2000 ("same facility operations");

      o an increase of $20,100,000 due to acquisitions and openings of newly-constructed facilities; and

      o  a decrease of $67,600,000 due to dispositions.

   The increase in net operating revenues of $85,600,000 from same facility operations for the six months ended June 30, 2001, as compared to the same period in 2000, was primarily due to the following:

      o $98,100,000 due to an increase in Medicaid, Medicare and private rates; and

      o $5,600,000 due to an increase in our rehabilitation therapy business' external contracts.

   Such increases were partially offset by decreases of:

      o $12,500,000 due to a decline in same facility occupancy to 87.0% for the six months ended June 30, 2001, as compared to 87.3% for the same period in 2000; and

      o $5,900,000 due to one less calendar day during the six months ended June 30, 2001, as compared to the same period in 2000.

   OPERATING AND ADMINISTRATIVE EXPENSES

   We reported operating and administrative expenses of $1,224,023,000 during the six months ended June 30, 2001 compared to $1,189,071,000 for the same period in 2000. The increase of approximately $35,000,000 consists of the following:

      o  an increase of $75,500,000 due to same facility operations;

      o an increase of $21,800,000 due to acquisitions and openings of newly-constructed facilities; and

      o  a decrease of $62,300,000 due to dispositions.

   The increase in operating and administrative expenses of $75,500,000 from same facility operations for the six months ended June 30, 2001, as compared to the same period in 2000, was due primarily to the following:

      o $51,200,000 of additional wages and related expenses primarily due to an increase in our weighted average wage rate;

      o $21,200,000 due to an increase in our provision for insurance and related items; and

      o  $5,300,000 due to an increase in other contracted services.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense decreased to $46,614,000 for the six months ended June 30, 2001, as compared to $50,714,000 for the same period in 2000 primarily due to dispositions of, or lease terminations on, certain facilities and the discontinuation of depreciation and amortization of our Florida nursing home assets.

   NEW ACCOUNTING STANDARDS

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), which is effective for all business combinations completed after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2001

                                   (UNAUDITED)


except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. We do not expect there to be a material impact on our consolidated financial position, results of operations or cash flows as a result of adopting SFAS No. 141.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. SFAS No. 142 will be effective for us beginning in the first quarter of 2002. At that time, we will perform the required impairment tests on our goodwill and those intangibles we deem to have indefinite lives. We cannot currently estimate the impact these impairment tests will have on our consolidated financial position or result of operations. The amortization provisions of SFAS No. 142 are expected to benefit our results of operations by approximately $3,800,000, or $.04 per share diluted, on an annual basis.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 2001, we had approximately $80,000,000 in cash and cash equivalents, approximately $267,300,000 of net working capital and approximately $117,000,000 of unused commitments under our $150,000,000 revolving credit facility.

   Net cash provided by operating activities for the six months ended June 30, 2001 was approximately $95,600,000. This amount was up approximately $106,700,000 from the six months ended June 30, 2000 primarily due to the following:

      o a reduction in patient accounts receivable during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily due to improved collections, as well as an increase in Medicare periodic interim payments;

      o proceeds received during the first quarter of 2001 of $28,900,000 related to a refund of certain workers compensation premiums and a settlement on certain insurance policies; and

      o the $25,000,000 civil and $5,000,000 criminal settlement payments made during the first quarter of 2000, which negatively impacted operating cash flows for the six months ended June 30, 2000.

   Net cash used for investing and financing activities were approximately $25,200,000 and $16,300,000, respectively, for the six months ended June 30, 2001. We received net cash proceeds of approximately $194,800,000 from the issuance of 9 5/8% Senior Notes (as discussed below) and approximately $9,800,000 from the dispositions of facilities and other assets. Such net cash proceeds, along with cash generated from operations and cash on hand, were used to repay approximately $46,700,000 of long-term debt, to fund capital expenditures totaling approximately $33,600,000 and to repay Revolver borrowings.

   During April 2001, we completed the restructuring of our $375,000,000 credit facility, which was scheduled to mature on December 31, 2001. We entered into a new $150,000,000 revolving credit facility (the "Credit Facility") and issued $200,000,000 of 9 5/8% senior notes due 2009 (the "Senior Notes") through a private placement. During the second quarter of 2001, we filed a registration statement under Form S-4 with the Securities and Exchange Commission registering the Senior Notes. We are offering to exchange (the "Exchange Offer") all of the Senior

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  JUNE 30, 2001

                                   (UNAUDITED)


Notes issued through the private placement for registered Senior Notes. We will not receive any proceeds as a result of the Exchange Offer. The Senior Notes are unsecured obligations, guaranteed by substantially all of our present and future subsidiaries (the "Subsidiary Guarantors") and impose on us certain restrictive covenants. The net proceeds from issuance of the Senior Notes were used to repay borrowings under the $375,000,000 credit facility and for general corporate purposes.

   The Credit Facility provides for a Revolver/Letter of Credit Facility. Borrowings under the Credit Facility bear interest at adjusted LIBOR plus 2.875%, the Base Rate, as defined, plus 1.875% or the adjusted CD rate, as defined, plus 3%, at our option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Credit Facility is secured by mortgages on certain nursing facilities, is guaranteed by the Subsidiary Guarantors and imposes on us certain financial tests and restrictive covenants.

   At June 30, 2001, we leased 11 nursing facilities (6 of which are in Florida), one assisted living center and our corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the creditor. We have the option to purchase the facilities at the end of the initial lease terms at fair market value. Such financing arrangement was entered into for the construction of these facilities and currently has $113,500,000 of outstanding commitments ($43,600,000 of which are related to the Florida facilities).

   We currently anticipate that cash flows from operations and borrowings under our banking arrangements will be adequate to repay our debts due within one year of approximately $84,900,000, to make normal recurring capital additions and improvements of approximately $110,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending June 30, 2002. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                                  JUNE 30, 2001

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

   The agreements consist of:

      o  a Plea Agreement;

      o  a Civil Settlement Agreement;

      o  a Corporate Integrity Agreement; and

      o  an agreement concerning the disposition of 10 nursing facilities.

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

   In accordance with our agreement to dispose of 10 nursing facilities, we disposed of seven of the facilities during 2000 and three of the facilities during the six months ended June 30, 2001.

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

                                  JUNE 30, 2001

                                   (UNAUDITED)


   In addition, since July 29, 1999, eight derivative lawsuits have been filed in the federal and state courts of Arkansas, California and Delaware, as well as the federal district court in Arkansas, (collectively, the "Derivative Actions"), including:

      o Norman M. Lyons v. David R. Banks, et al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999, and the parties filed an Agreed Motion to Stay the proceedings on January 17, 2000;

      o Alfred Badger, Jr. v. David R. Banks, et al., Case No. OT99-4353, was filed in the Chancery Court of Pulaski County, Arkansas (1st Division) on or about August 17, 1999 and voluntarily dismissed on November 30, 1999;

      o James L. Laurita v. David R. Banks, et al., Case No. 17348NC, was filed in the Delaware Chancery Court on or about August 2, 1999;

      o Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999;

      o Alan Friedman v. David R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999;

      o Elles Trading Company v. David R. Banks, et al., was filed in the Superior Court for San Francisco County, California on or about August 4, 1999 and removed to federal district court;

      o Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999; and

      o Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999.

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

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 2001

                                   (UNAUDITED)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 24, 2001, we held our Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing eight members of the Board of Directors, ratifying the appointment of Ernst & Young LLP as independent auditors for 2001, amending our 1997 Long-Term Incentive Plan, amending our Non-Employee Directors Stock Option Plan and transacting such other business as may have properly come before the meeting or any adjournment thereof.

   The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

                DIRECTOR                                                        FOR                WITHHELD
         ----------------------                                            --------------       --------------
         Beryl F. Anthony, Jr.....................................            89,992,238           7,621,733
         David R. Banks...........................................            89,984,297           7,629,674
         Harris Diamond ..........................................            89,997,060           7,616,911
         William R. Floyd.........................................            89,995,168           7,618,803
         James R. Greene..........................................            89,987,029           7,626,942
         Edith E. Holiday.........................................            90,101,813           7,512,158
         James W. McLane..........................................            89,983,930           7,630,041
         Marilyn R. Seymann, Ph. D................................            90,087,609           7,526,362


   The appointment of Ernst & Young LLP as independent auditors for 2001 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:


                 For.........................................................            96,970,412
                 Against.....................................................               560,561
                 Abstentions.................................................                82,998

   The Amendment to the 1997 Long-Term Incentive Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:


                 For.........................................................            66,262,700
                 Against.....................................................            31,021,983
                 Abstentions.................................................               329,288

   The Amendment to the Non-Employee Directors Stock Option Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:


                 For.........................................................            75,545,786
                 Against.....................................................            21,719,367
                 Abstentions.................................................               348,818

                            BEVERLY ENTERPRISES, INC.

                                  JUNE 30, 2001

                                   (UNAUDITED)


ITEM 6(a).  EXHIBITS

       EXHIBIT
       NUMBER                       DESCRIPTION

         10.1 Employment Agreement, dated February 15, 2001, between the Company and William A. Mathies

ITEM 6(b).   REPORTS ON FORM 8-K

   We filed a Current Report on Form 8-K, dated June 14, 2001, which reported under Item 5 that we provided updates on our plans and performance to investors at the Goldman Sachs Health Care Conference in Dana Point, California.

   We filed a Current Report on Form 8-K, dated June 18, 2001, which reported under Item 5 a change in the description of our business.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BEVERLY ENTERPRISES, INC.
                                    Registrant




Dated:  August 8, 2001              By:  /s/ PAMELA H. DANIELS
                                       ---------------------------------------
                                                  Pamela H. Daniels
                                         Senior Vice President, Controller
                                             and Chief Accounting Officer

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                       DESCRIPTION
       ------                       -----------

         10.1     Employment Agreement, dated February 15, 2001, between the
                  Company and William A. Mathies