Form 10-Q
period 2001-09-30
BEVERLY ENTERPRISES INC
filed 2001-11-14
CIK 1040441

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _____

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

                                 YES [X] NO [ ]


        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING, EXCLUSIVE OF TREASURY SHARES, AT OCTOBER 31, 2001 - 104,265,098


================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I -- FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets.....................        2
                   Condensed Consolidated Statements of Operations...........        3
                   Condensed Consolidated Statements of Cash Flows...........        4
                   Notes to Condensed Consolidated Financial Statements......        5
      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................       12

PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings.............................................       20
      Item 5.  Other Information.............................................       22
      Item 6.  Reports on Form 8-K...........................................       22

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

                                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                                        2001              2000
                                                                                                    ------------       -----------
                                                                                                     (UNAUDITED)         (NOTE)
                                     ASSETS

Current assets:
    Cash and cash equivalents....................................................................    $    71,012       $    25,908
    Accounts receivable - patient, less allowance for doubtful accounts:
       2001 - $81,283; 2000 - $91,636............................................................        301,729           323,143
    Accounts receivable - nonpatient, less allowance for doubtful accounts:
       2001 - $745; 2000 - $1,106................................................................          6,753            19,831
    Notes receivable, less allowance for doubtful notes:  2001 - $380; 2000 - $72................         18,182             2,197
    Operating supplies...........................................................................         26,517            29,134
    Deferred income taxes........................................................................         58,368            24,379
    Assets held for sale.........................................................................        116,385                --
    Prepaid expenses and other...................................................................         20,141            18,787
                                                                                                     -----------       -----------
           Total current assets..................................................................        619,087           443,379
Property and equipment, net of accumulated depreciation and amortization:
    2001 - $765,451; 2000 - $805,557.............................................................        870,676         1,063,247
Other assets:
    Goodwill, net................................................................................        199,233           203,742
    Deferred income taxes........................................................................         27,193            27,721
    Other, less allowance for doubtful accounts and notes:  2001 - $3,901; 2000 - $3,767.........        140,845           137,904
                                                                                                     -----------       -----------
           Total other assets....................................................................        367,271           369,367
                                                                                                     -----------       -----------

                                                                                                     $ 1,857,034       $ 1,875,993
                                                                                                     ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.............................................................................    $    84,838       $    84,420
    Accrued wages and related liabilities........................................................        113,743           106,300
    Accrued interest.............................................................................         15,824            15,744
    General and professional liabilities.........................................................         44,918             8,655
    Other accrued liabilities....................................................................         85,696            90,481
    Current portion of long-term debt............................................................         63,770           227,111
                                                                                                     -----------       -----------
           Total current liabilities.............................................................        408,789           532,711
Long-term debt...................................................................................        696,411           564,247
Other liabilities and deferred items.............................................................        192,078           195,042
Commitments and contingencies
Stockholders' equity:
    Preferred stock, shares authorized:  25,000,000                                                           --                --
    Common stock, shares issued:  2001 - 112,780,856; 2000 - 112,818,798.........................         11,278            11,282
    Additional paid-in capital...................................................................        885,668           876,981
    Accumulated deficit..........................................................................       (228,564)         (193,931)
    Accumulated other comprehensive income.......................................................            652               718
    Treasury stock, at cost:  2001 - 8,515,758 shares; 2000 - 9,061,300 shares...................       (109,278)         (111,057)
                                                                                                     -----------       -----------
           Total stockholders' equity............................................................        559,756           583,993
                                                                                                     -----------       -----------
                                                                                                     $ 1,857,034       $ 1,875,993
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

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                                ----------------------------       -----------------------------
                                                                    2001             2000              2001              2000
                                                                -----------      -----------       -----------       -----------
Net operating revenues........................................  $   690,875      $   665,284       $ 2,030,321       $ 1,966,625
Interest income...............................................        1,027              605             2,225             2,079
                                                                -----------      -----------       -----------       -----------
            Total revenues....................................      691,902          665,889         2,032,546         1,968,704

Costs and expenses:
    Operating and administrative:
        Wages and related.....................................      417,288          398,906         1,224,858         1,182,463
        Provision for insurance and related items.............       27,111           65,189            83,480           100,350
        Other.................................................      182,547          185,530           542,631           555,883
    Interest..................................................       19,637           20,011            59,020            59,942
    Depreciation and amortization.............................       23,369           24,457            69,983            75,171
    Asset impairments, workforce reductions and other
       unusual items..........................................           --            4,627           115,543             4,627
                                                                -----------      -----------       -----------       -----------
            Total costs and expenses..........................      669,952          698,720         2,095,515         1,978,436
                                                                -----------      -----------       -----------       -----------
Income (loss) before provision for (benefit from)
    income taxes..............................................       21,950          (32,831)          (62,969)           (9,732)
Provision for (benefit from) income taxes.....................        9,877          (10,360)          (28,336)           (2,044)
                                                                -----------      -----------       -----------       -----------

Net income (loss).............................................  $    12,073      $   (22,471)      $   (34,633)      $    (7,688)
                                                                ===========      ===========       ===========       ===========
Net income (loss) per share of common stock:
    Basic:
        Net income (loss) per share of common stock...........  $      0.12      $     (0.22)      $     (0.33)      $     (0.08)
                                                                ===========      ===========       ===========       ===========
        Shares used to compute net income (loss) per share....      104,264          102,473           103,953           102,027
                                                                ===========      ===========       ===========       ===========
    Diluted:
        Net income (loss) per share of common stock...........  $      0.11      $     (0.22)      $     (0.33)      $     (0.08)
                                                                ===========      ===========       ===========       ===========
        Shares used to compute net income (loss) per share....      106,572          102,473           103,953           102,027
                                                                ===========      ===========       ===========       ===========

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                             2001            2000
                                                                                         -----------     -----------
Cash flows from operating activities:
   Net loss............................................................................  $   (34,633)    $    (7,688)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization....................................................       69,983          75,171
      Provision for reserves on patient, notes and other receivables, net..............       27,509          32,241
      Amortization of deferred financing costs.........................................        2,746           1,910
      Asset impairments, workforce reductions and other unusual items..................      115,543           4,627
      Gains on dispositions of facilities and other assets, net........................         (153)         (2,629)
      Deferred income taxes............................................................      (31,290)         (4,294)
      Insurance related accounts.......................................................       22,138          44,556
   Changes in operating assets and liabilities, net of acquisitions and dispositions:
        Accounts receivable - patient..................................................          443         (66,195)
        Operating supplies.............................................................          (37)          1,386
        Prepaid expenses and other receivables.........................................         (325)         (4,921)
        Accounts payable and other accrued expenses....................................      (18,599)        (31,517)
        Income taxes payable...........................................................       (3,450)            (70)
        Other, net.....................................................................       (4,812)         (7,436)
                                                                                         -----------     -----------
           Total adjustments...........................................................      179,696          42,829
                                                                                         -----------     -----------
           Net cash provided by operating activities...................................      145,063          35,141
Cash flows from investing activities:
      Capital expenditures.............................................................      (56,439)        (58,556)
      Proceeds from dispositions of facilities and other assets........................       11,874          18,810
      Payments for acquisitions, net of cash acquired..................................       (1,730)         (1,722)
      Proceeds from (payments for) designated funds, net...............................       (8,908)            359
      Collections on notes receivable..................................................           67           5,787
      Other, net.......................................................................       (2,485)         (5,280)
                                                                                         -----------     -----------
           Net cash used for investing activities......................................      (57,621)        (40,602)
Cash flows from financing activities:
      Revolver borrowings..............................................................      442,000       1,197,000
      Repayments of Revolver borrowings................................................     (606,000)     (1,167,000)
      Proceeds from issuance of long-term debt.........................................      202,617              --
      Repayments of long-term debt.....................................................      (74,695)        (30,755)
      Purchase of common stock for treasury............................................           --          (3,874)
      Proceeds from exercise of stock options..........................................        3,280              16
      Deferred financing costs paid....................................................       (9,540)           (164)
                                                                                         -----------     -----------
           Net cash used for financing activities......................................      (42,338)         (4,777)
                                                                                         -----------     -----------
Net increase (decrease) in cash and cash equivalents...................................       45,104         (10,238)
Cash and cash equivalents at beginning of period.......................................       25,908          24,652
                                                                                         -----------     -----------
Cash and cash equivalents at end of period.............................................  $    71,012     $    14,414
                                                                                         ===========     ===========
Supplemental schedule of cash flow information:
   Cash paid during the period for:
      Interest, net of amounts capitalized.............................................  $    56,194     $    59,323
      Income tax payments, net.........................................................        6,404           2,320

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

      We have prepared the condensed consolidated financial statements, without audit. In management's opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results for a full year.

      Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements that affect:

      - the reported amounts of assets and liabilities at the date of the financial statements; and

      - the reported amounts of revenues and expenses during the reporting period.

      They also require management to make estimates and assumptions regarding contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

      Approximately 77% and 74% of our net operating revenues for the nine months ended September 30, 2001 and 2000, respectively, were derived from funds under federal and state medical assistance programs. We accrue for revenues when services are provided at standard charges. These charges are adjusted to amounts that we estimate to receive under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

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

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

   The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30 (in thousands):

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     --------------------------     ---------------------------
                                                                        2001           2000             2001             2000
                                                                     ---------    -------------     -------------     ---------
NUMERATOR:
   Numerator for basic and diluted net income (loss) per share.....  $  12,073    $     (22,471)    $     (34,633)    $  (7,688)
                                                                     =========    =============     =============     =========
DENOMINATOR:
   Denominator for basic net income (loss) per share -
     weighted average shares.......................................    104,264          102,473           103,953       102,027
   Effect of dilutive securities:
     Employee stock options........................................      2,308               --                --            --
                                                                     ---------    -------------     -------------     ---------
   Denominator for diluted net income (loss) per share -
     weighted average shares and assumed conversions...............    106,572          102,473           103,953       102,027
                                                                     =========    =============     =============     =========
   Basic net income (loss) per share...............................  $    0.12    $       (0.22)    $       (0.33)    $   (0.08)
                                                                     =========    =============     =============     =========
   Diluted net income (loss) per share.............................  $    0.11    $       (0.22)    $       (0.33)    $   (0.08)
                                                                     =========    =============     =============     =========

      Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity not included in net income (loss). Comprehensive income (loss), net of income taxes, consists of the following for the three-month and nine-month periods ended September 30 (in thousands):

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                             ---------------------     ---------------------
                                                               2001         2000         2001        2000
                                                             --------     --------     --------     --------
Net income (loss)........................................    $ 12,073     $(22,471)    $(34,633)    $ (7,688)
Foreign currency translation adjustments, net of
   income taxes..........................................         (35)          --         (311)         527
Net unrealized gains (losses) on available-for-sale
   securities, net of income taxes.......................        (302)         356          245           32
                                                             --------     --------     --------     --------
Comprehensive income (loss)..............................    $ 11,736     $(22,115)    $(34,699)    $ (7,129)
                                                             ========     ========     ========     ========

      Accumulated other comprehensive income, net of income taxes, consists of the following (in thousands):

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2001             2000
                                                         -------------    -----------
Foreign currency translation adjustments...............        $ 72          $383
Net unrealized gains on available-for-sale securities..         580           335
                                                               ----          ----
                                                               $652          $718
                                                               ====          ====

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), which is effective for all business combinations completed after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. We do not expect there to be any impact on our consolidated financial position, results of operations or cash flows as a result of adopting SFAS No. 141.

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 will be effective for us beginning in the first quarter of 2002. At that time, we will perform the required impairment tests on our goodwill and those intangibles we deem to have indefinite lives. Any impairment loss recognized as a result of initially adopting SFAS No. 142 will be recorded as a cumulative effect of a change in accounting principle. Subsequent to adoption, impairment charges will be recognized in operations. We cannot currently estimate the impact these impairment tests will have on our consolidated financial position or results of operations. The amortization provisions of SFAS No. 142 are expected to benefit our results of operations by approximately $4,300,000, or $.04 per share diluted, on an annual basis.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 will be effective for us beginning in the first quarter of 2002. We have not completed our review of SFAS No. 144 but do not expect there to be a material effect on our consolidated financial position or results of operations.

      Certain prior year amounts have been reclassified to conform with the 2001 financial statements presentation.

      (2) The provision for (benefit from) income taxes for the three-month and nine-month periods ended September 30, 2001 and 2000 were based on estimated annual effective tax rates of 45% and 21%, respectively. Our estimated annual effective tax rates for 2001 and 2000 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. Our estimated annual effective tax rate increased to 45% in 2001 primarily due to the pre-tax charges for asset impairments, workforce reductions and other unusual items totaling approximately $115,500,000. These charges reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate. In addition, our estimated annual effective tax rate for 2000 was impacted by pre-tax charges related to increasing reserves for patient care liability costs, workforce reductions and other unusual items totaling approximately $49,000,000, which reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate.

      Our net deferred tax assets at September 30, 2001 will be realized through the generation of future taxable income. Realization is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

      The provision for (benefit from) income taxes consists of the following for the three-month and nine-month periods ended September 30 (in thousands):

                          THREE MONTHS ENDED            NINE MONTHS ENDED
                             SEPTEMBER 30,                 SEPTEMBER 30,
                       -----------------------       -----------------------
                         2001           2000            2001           2000
                       --------       --------       --------       --------
Federal:
     Current........   $     46       $   (216)      $    704       $     --
     Deferred.......      9,489        (12,167)       (27,086)        (5,881)


State:
     Current........        225          1,773          2,250          2,250
     Deferred.......        117            250         (4,204)         1,587
                       --------       --------       --------       --------
                       $  9,877       $(10,360)      $(28,336)      $ (2,044)
                       ========       ========       ========       ========

      (3) During the nine months ended September 30, 2001, we acquired one nursing facility (185 beds), four previously leased nursing facilities (484 beds) and certain other assets for cash of approximately $1,600,000, acquired debt of approximately $8,400,000, closing and other costs of approximately $200,000 and security deposits of $200,000. Also during such period, we sold, closed or terminated the leases on 13 nursing facilities (1,160 beds), three outpatient therapy clinics, one home care center and certain other assets for cash proceeds of approximately $10,100,000 and a note receivable of approximately $300,000. We did not operate two of the nursing facilities (234 beds) which had been leased to another nursing home operator. We recognized net pre-tax gains, which were included in net operating revenues during the nine months ended September 30, 2001, of approximately $200,000 as a result of these dispositions. The operations of these facilities and other assets were immaterial to our consolidated financial position and results of operations.

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

      (4) On July 16, 2001, we announced that we had entered into a definitive agreement to sell 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) located in the state of Florida (the "Florida facilities") to FC Properties, formerly known as NMC of Florida, LLC, and expected to close such transaction in the fourth quarter of 2001. Subsequent to the events of September 11, certain debt and equity financing sources were forced to either reduce their funding commitments or completely withdraw from participation in the transaction. Consequently, FC Properties is in the process of restructuring the financing of the transaction. In light of this delay, we intend to lease the Florida facilities to Florida Health Care Properties on or about December 1, 2001 and continue to pursue a closing of the real estate. This lease would facilitate eventual transfer of operations and ensure continuity of quality care for the patients. We anticipate using the net cash proceeds generated from the final real estate sale to repay indebtedness and for general corporate purposes.

      The sale of our Florida facilities is the result of a formal plan initiated by management during the first quarter of 2001. Our nursing home operations in Florida include the Florida facilities mentioned above, as well as one additional nursing facility (56 beds) which was sold during the third quarter of 2001 and certain other assets which will be sold in separate transactions. All of these assets are included in the total assets of our nursing facilities segment (see Note 7). The decision to sell these properties was made due to the excessive patient care liability costs that we have been incurring in recent periods in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations at March 31, 2001 were considered assets to be disposed of, as that term is defined in SFAS No. 121. Management estimated the fair value less selling costs of such assets based upon verbal and non-binding purchase prices from potential buyers and determined that an impairment write-down was necessary as of March 31, 2001. The pre-tax charge recorded during the first quarter of 2001 related to this write-down was approximately $68,900,000. As a result of the agreement we entered into with FC Properties, we recorded an additional impairment write-down of approximately $6,200,000 during the second quarter of 2001. In addition, we recorded a pre-tax charge during the first quarter of 2001 of

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

approximately $17,200,000 for certain costs to exit the Florida facilities. These costs relate to severance agreements, termination payments on certain contracts and various other items. These pre-tax charges have been included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items." At September 30, 2001, the Florida assets held for sale totaled approximately $116,400,000 and are classified as current assets in the condensed consolidated balance sheet, as we expect to close the sale of these facilities by the end of 2001 or during the first quarter of 2002.

      During the three-month and nine-month periods ended September 30, 2001, our Florida nursing home operations recorded pre-tax income of approximately $2,100,000 and $1,200,000, respectively. Such amounts do not include certain costs which are currently recorded at the parent company level and are not fully allocated to the individual subsidiaries or facilities. In accordance with SFAS No. 121, we do not have to record depreciation and amortization expense on the Florida assets during the period these assets are being held for sale, since these assets are now recorded at their estimated net realizable value. The amount of depreciation and amortization expense that we did not have to record during the three-month and nine-month periods ended September 30, 2001 on the Florida assets was approximately $2,500,000 and $5,100,000, respectively.

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

      During April 2001, we completed the restructuring of our $375,000,000 credit facility, which was scheduled to mature on December 31, 2001. We entered into a new $150,000,000 revolving credit facility (the "Credit Facility") and issued $200,000,000 of 9 5/8% senior notes due 2009 (the "Senior Notes") through a private placement. During the second quarter of 2001, we filed a registration statement under Form S-4 with the Securities and Exchange Commission registering the Senior Notes. During the third quarter, we exchanged (the "Exchange Offer") all of the Senior Notes issued through the private placement for publicly registered Senior Notes. We did not receive any proceeds as a result of the Exchange Offer. The Senior Notes are unsecured obligations, guaranteed by substantially all of our present and future subsidiaries (the "Subsidiary Guarantors") and impose on us certain restrictive covenants. The net proceeds from issuance of the Senior Notes were used to repay borrowings under the $375,000,000 credit facility and for general corporate purposes.

      The Credit Facility provides for a Revolver/Letter of Credit Facility. Borrowings under the Credit Facility bear interest at adjusted LIBOR plus 2.875%, the Base Rate, as defined, plus 1.875% or the adjusted CD rate, as defined, plus 3%, at our option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Credit Facility is secured by mortgages on certain nursing facilities and the stock of certain subsidiaries, is guaranteed by the Subsidiary Guarantors and imposes on us certain financial tests and restrictive covenants.

      During the third quarter of 2001, we entered into a $2,600,000 promissory note in conjunction with the construction of a nursing facility and notes payable of approximately $8,400,000 in conjunction with the acquisitions of three nursing facilities. Such debt instruments bear interest at rates ranging from 7.00% to 10.25%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

      (6) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such matters will have a material adverse effect on our consolidated financial position or results of operations. In addition, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of the Class Action or Derivative Actions lawsuits. (See "Part II, Item 1. Legal Proceedings").

      (7) Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

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

      - innovation and services group, which includes rehabilitation therapy, hospice, home care and a business strategy and development division; and

      - TMX, formerly known as Matrix/Theraphysics, which operates outpatient therapy clinics and a managed care network.

      As a result of this reorganization, we recorded a pre-tax charge of approximately $18,300,000 during the first quarter of 2001 and an additional $1,000,000 during the second quarter of 2001. These pre-tax charges are included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items." Approximately $18,400,000 of these pre-tax charges related to severance and other employment agreements for 141 associates, including:

      - $14,100,000 of cash expenses, which was substantially paid during the nine months ended September 30, 2001;

      - non-cash expenses of $3,700,000 related to the issuance of shares under the Stock Grant Plan; and

      - non-cash expenses of $600,000 related to other long-term incentive agreements.

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

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


  The following table summarizes certain information for each of our operating segments (in thousands):


                                                                 INNOVATION
                                                  NURSING       AND SERVICES
                                               FACILITIES          GROUP            TMX         ALL OTHER (1)       TOTALS
                                              -----------      -------------    -----------    -------------     ------------
Three months ended September 30, 2001

  Revenues from external customers ........   $   638,831      $    28,395      $    22,567    $     1,082       $   690,875
  Intercompany revenues ...................            --           46,457               --          2,787            49,244
  Interest income .........................            59               --               24            944             1,027
  Interest expense ........................         6,245               15                9         13,368            19,637
  Depreciation and amortization ...........        17,596            1,095            2,750          1,928            23,369
  Pre-tax income (loss) ...................        31,454            9,071           (3,022)       (15,553)           21,950
  Total assets ............................     1,394,045          101,732          160,289        200,968         1,857,034
  Capital expenditures ....................        21,394              593              422            476            22,885

Three months ended September 30, 2000

  Revenues from external customers ........   $   611,425      $    29,629      $    21,926    $     2,304       $   665,284
  Intercompany revenues ...................            --           33,005               --          2,869            35,874
  Interest income .........................            61                1               36            507               605
  Interest expense ........................         6,656               40                6         13,309            20,011
  Depreciation and amortization ...........        19,537              838            2,648          1,434            24,457
  Pre-tax income (loss) ...................        30,422            5,145           (3,887)       (64,511)          (32,831)
  Total assets ............................     1,510,605          113,927          211,676        107,655         1,943,863
  Capital expenditures ....................        14,878              515              619          1,781            17,793

Nine months ended September 30, 2001

  Revenues from external customers ........   $ 1,874,359      $    84,452      $    69,769    $     1,741       $ 2,030,321
  Intercompany revenues ...................            --          134,206               --          8,407           142,613
  Interest income .........................           193               --               84          1,948             2,225
  Interest expense ........................        19,484               67               33         39,436            59,020
  Depreciation and amortization ...........        54,096            3,283            7,648          4,956            69,983
  Pre-tax income (loss) ...................        79,482           23,023           (9,061)      (156,413)          (62,969)
  Total assets ............................     1,394,045          101,732          160,289        200,968         1,857,034
  Capital expenditures ....................        51,040            2,354            1,434          1,611            56,439

Nine months ended September 30, 2000

  Revenues from external customers ........   $ 1,806,538      $    84,370      $    69,737    $     5,980       $ 1,966,625
  Intercompany revenues ...................            --          102,151               --          8,764           110,915
  Interest income .........................           159                1               97          1,822             2,079
  Interest expense ........................        20,304              137               66         39,435            59,942
  Depreciation and amortization ...........        59,308            2,931            8,222          4,710            75,171
  Pre-tax income (loss) ...................        73,017           15,869           (8,445)       (90,173)           (9,732)
  Total assets ............................     1,510,605          113,927          211,676        107,655         1,943,863
  Capital expenditures ....................        46,655            2,992            2,706          6,203            58,556

-------------

(1) Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include pre-tax charges related to asset impairments, workforce reductions and other unusual items totaling approximately $115,500,000 for the nine-month period ended September 30, 2001. For the three- month and nine-month periods ended September 30, 2000, such amounts also include pre-tax charges totaling approximately $49,000,000 primarily related to increasing reserves for patient care liability costs.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2001

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

                            BEVERLY ENTERPRISES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


opportunity to appeal. Therefore, we cannot estimate nor can we give any assurances of the ultimate impact the resolution of these matters will have on our consolidated financial position, results of operations or cash flows, but the $39 million charge we recorded in 1999 may prove inadequate.

     OPERATING RESULTS

     THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

     RESULTS OF OPERATIONS

     We reported net income for the third quarter of 2001 of $12,073,000, compared to a net loss of $22,471,000 for the same period in 2000. Net loss for the third quarter of 2000 included pre-tax charges totaling approximately $49,000,000, including:

     - $44,400,000 related to increasing reserves for patient care liability costs, primarily in the state of Florida, which is included in the condensed consolidated statement of operations caption "Provision for insurance and related items;"

     - $2,600,000 related to severance agreements associated with three executives of the Company; and

     - $2,000,000 related to the write-off of an investment held in a physician practice management company.

     INCOME TAXES

     We had estimated annual effective tax rates of 45% and 21% for 2001 and 2000, respectively. Our estimated annual effective tax rates for 2001 and 2000 were different than the federal statutory rate primarily due to the impact of state income taxes, amortization of nondeductible goodwill and the benefit of certain tax credits. Our estimated annual effective tax rate increased to 45% in 2001 primarily due to the pre-tax charges for asset impairments, workforce reductions and other unusual items totaling approximately $115,500,000. These charges reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate. In addition, our estimated annual effective tax rate for 2000 was impacted by the $49,000,000 of pre-tax charges discussed above, which reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate.

     Our net deferred tax assets at September 30, 2001 are expected to be realized through the generation of future taxable income. Realization is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     NET OPERATING REVENUES

     We reported net operating revenues of $690,875,000 during the third quarter of 2001 compared to $665,284,000 for the same period in 2000. Approximately 92% of our total net operating revenues for the quarters ended September 30, 2001 and 2000 were derived from services provided by our nursing facilities segment. The increase in net operating revenues of approximately $25,600,000 for the third quarter of 2001, as compared to the same period in 2000, consists of the following:

     - an increase of $44,100,000 due to facilities which we operated during each of the quarters ended September 30, 2001 and 2000 ("same facility operations");

     - an increase of $4,500,000 due to acquisitions and openings of newly-constructed facilities; and

     -    a decrease of $23,000,000 due to dispositions.

     The increase in net operating revenues of $44,100,000 from same facility operations for the third quarter of 2001, as compared to the same period in 2000, was primarily due to the following:

     - $48,600,000 due to an increase in Medicaid, Medicare and private rates;

     -    $4,600,000 due to a positive shift in our patient mix; and

     - $2,500,000 due to an increase in our rehabilitation therapy business' external contracts.

                            BEVERLY ENTERPRISES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


     Such increases were partially offset by the following:

     - $7,600,000 decrease due to a decline in same facility occupancy to 86.6% for the third quarter of 2001, as compared to 87.1% for the same period in 2000; and

     - $5,800,000 decrease due to certain Medicaid prior year revenue adjustments recorded during the third quarter of 2000 which did not recur during the third quarter of 2001.

     Our Medicare, private and Medicaid census for same facility operations was 10%, 18% and 71%, respectively, for the third quarter of 2001, as compared to 9%, 19% and 71%, respectively, for the same period in 2000.

     Acquisitions and openings of newly-constructed facilities which occurred during the nine months ended September 30, 2001 and the year ended December 31, 2000 caused our net operating revenues to increase $4,500,000 for the third quarter of 2001, as compared to the same period in 2000. During the nine months ended September 30, 2001, we acquired one nursing facility (185 beds), four previously leased nursing facilities (484 beds) and certain other assets. During 2000, we acquired seven nursing facilities (1,210 beds), one previously leased nursing facility (105 beds) and certain other assets, and we opened four newly-constructed nursing facilities (418 beds).

     Dispositions that occurred during the nine months ended September 30, 2001 and the year ended December 31, 2000 caused our net operating revenues to decrease $23,000,000 for the third quarter of 2001, as compared to the same period in 2000. During the nine months ended September 30, 2001, we sold, closed or terminated the leases on 14 nursing facilities (1,383 beds), three outpatient therapy clinics, one home care center and certain other assets. We recognized net pre-tax gains, which were included in net operating revenues during the nine months ended September 30, 2001, of approximately $200,000 as a result of these dispositions. In addition, we recorded a pre-tax charge of approximately $3,300,000 related to the termination of the lease on one of the nursing facilities (223 beds), which is included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items." See "Nine Months 2001 Compared to Nine Months 2000 - Results of Operations."

     During 2000, we sold, closed or terminated the leases on 39 nursing facilities (4,263 beds) and certain other assets. We recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 2000, of approximately $2,000,000 as a result of these dispositions.

     OPERATING AND ADMINISTRATIVE EXPENSES

     We reported operating and administrative expenses of $626,946,000 during the third quarter of 2001 compared to $649,625,000 for the same period in 2000. The decrease of approximately $22,700,000 consists of the following:

     -    a decrease of $20,100,000 due to dispositions;

     -    a decrease of $7,900,000 due to same facility operations; and

     - an increase of $5,300,000 due to acquisitions and openings of newly-constructed facilities.

     The decrease in operating and administrative expenses of $7,900,000 from same facility operations for the third quarter of 2001, as compared to the same period in 2000, was due primarily to the following:

     - $38,100,000 decrease in our provision for insurance and related items primarily due to the pre-tax charge recorded in the third quarter of 2000 of approximately $44,400,000 related to increasing reserves for patient care liability costs; and

     - $2,800,000 decrease in bad debt reserves primarily due to improved collections on our patient accounts receivable.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

     Such decreases were partially offset by the following:

     - $29,200,000 of additional wages and related expenses primarily due to an increase in our weighted average wage rate; and

     -    $3,300,000 due to an increase in other contracted services.

     Excluding the $44,400,000 pre-tax charge related to increasing reserves for patient care liability costs, our provision for insurance and related items increased approximately $6,300,000 for the third quarter of 2001, as compared to the same period in 2000, primarily due to an increase in our patient care liability costs.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased to $23,369,000 for the third quarter of 2001, as compared to $24,457,000 for the same period in 2000 primarily due to the discontinuation of depreciation and amortization of our Florida nursing home assets, partially offset by the acceleration of depreciation and amortization expense during the third quarter of 2001 of certain leases that expire during the fourth quarter of 2001, which we do not plan to renew.

     NINE MONTHS 2001 COMPARED TO NINE MONTHS 2000

     RESULTS OF OPERATIONS

     We reported a net loss for the nine months ended September 30, 2001 of $34,633,000, compared to a net loss of $7,688,000 for the same period in 2000. Net loss for 2001 included pre-tax charges totaling approximately $115,500,000, including $75,700,000 for asset impairments ($75,100,000 related to the Florida facilities), $19,300,000 for workforce reductions and other reorganization costs and $20,500,000 for Florida exit costs and other unusual items. Net loss for the nine months ended September 30, 2000 included pre-tax charges totaling approximately $49,000,000 primarily related to increasing reserves for patient care liability costs. See "Third Quarter 2001 Compared to Third Quarter of 2000
- Results of Operations."

     During the first quarter of 2001, a formal plan was initiated by management to pursue the sale of our nursing home operations in Florida, which include the Florida facilities, as well as one additional nursing facility (56 beds) which was sold during the third quarter of 2001 and certain other assets which will be sold in separate transactions. The decision to sell these properties was made due to the excessive patient care liability costs that we have been incurring in recent periods in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations at March 31, 2001 were considered assets to be disposed of, as that term is defined in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). Management estimated the fair value less selling costs of such assets based upon verbal and non-binding purchase prices from potential buyers and determined that an impairment write-down was necessary as of March 31, 2001. The pre-tax charge recorded during the first quarter of 2001 related to this write-down was approximately $68,900,000. As a result of the agreement we entered into with FC Properties, formerly known as NMC of Florida, LLC, we recorded an additional impairment write-down of approximately $6,200,000 during the second quarter of 2001. In addition, we recorded a pre-tax charge during the first quarter of 2001 of approximately $17,200,000 for certain costs to exit the Florida facilities. These costs relate to severance agreements, termination payments on certain contracts and various other items. These pre-tax charges have been included in the condensed consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items." At September 30, 2001, the Florida assets held for sale totaled approximately $116,400,000 and are classified as current assets in the condensed consolidated balance sheet, as we expect to close the sale of these facilities by the end of 2001 or during the first quarter of 2002.

     During the three-month and nine-month periods ended September 30, 2001, our Florida nursing home operations recorded pre-tax income of approximately $2,100,000 and $1,200,000, respectively. Such amounts do not include certain costs which are currently recorded at the parent company level and are not fully allocated to the individual subsidiaries or facilities. In

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

accordance with SFAS No. 121, we do not have to record depreciation and amortization expense on the Florida assets during the period these assets are being held for sale, since these assets are now recorded at their estimated net realizable value. The amount of depreciation and amortization expense that we did not have to record during the three-month and nine-month periods ended September 30, 2001 on the Florida assets was approximately $2,500,000 and $5,100,000, respectively.

     In January 2001, we implemented a new three-year strategic plan and reorganized our business. As a result of this reorganization, we recorded a pre-tax charge of approximately $18,300,000 during the first quarter of 2001 and an additional $1,000,000 during the second quarter of 2001. Approximately $18,400,000 of these pre-tax charges related to severance and other employment agreements for 141 associates, including:

     - $14,100,000 of cash expenses, which was substantially paid during the nine months ended September 30, 2001;

     - non-cash expenses of $3,700,000 related to the issuance of shares under the Stock Grant Plan; and

     - non-cash expenses of $600,000 related to other long-term incentive agreements.

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

     NET OPERATING REVENUES

     We reported net operating revenues of $2,030,321,000 during the nine months ended September 30, 2001 compared to $1,966,625,000 for the same period in 2000. Approximately 92% of our total net operating revenues for the nine months ended September 30, 2001 and 2000 were derived from services provided by our nursing facilities segment. The increase in net operating revenues of approximately $63,700,000 for the nine months ended September 30, 2001, as compared to the same period in 2000, consists of the following:

     - an increase of $128,400,000 due to facilities which we operated during each of the nine months ended September 30, 2001 and 2000 ("same facility operations");

     - an increase of $26,900,000 due to acquisitions and openings of newly-constructed facilities; and

     -    a decrease of $91,600,000 due to dispositions.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

     The increase in net operating revenues of $128,400,000 from same facility operations for the nine months ended September 30, 2001, as compared to the same period in 2000, was primarily due to the following:

     - $146,400,000 due to an increase in Medicaid, Medicare and private rates; and

     - $8,000,000 due to an increase in our rehabilitation therapy business' external contracts.

     Such increases were partially offset by decreases of:

     - $20,400,000 due to a decline in same facility occupancy to 87.0% for the nine months ended September 30, 2001, as compared to 87.4% for the same period in 2000; and

     - $6,000,000 due to one less calendar day during the nine months ended September 30, 2001, as compared to the same period in 2000.

     OPERATING AND ADMINISTRATIVE EXPENSES

     We reported operating and administrative expenses of $1,850,969,000 during the nine months ended September 30, 2001 compared to $1,838,696,000 for the same period in 2000. The increase of approximately $12,300,000 consists of the following:

     -    an increase of $67,900,000 due to same facility operations;

     - an increase of $27,500,000 due to acquisitions and openings of newly-constructed facilities; and

     -    a decrease of $83,100,000 due to dispositions.

     The increase in operating and administrative expenses of $67,900,000 from same facility operations for the nine months ended September 30, 2001, as compared to the same period in 2000, was due primarily to the following:

     - $80,900,000 of additional wages and related expenses primarily due to an increase in our weighted average wage rate; and

     -    $8,600,000 due to an increase in other contracted services.

     Such increases were partially offset by the following:

     - $16,900,000 decrease in our provision for insurance and related items primarily due to the pre-tax charge recorded in the third quarter of 2000 of approximately $44,400,000 related to increasing reserves for patient care liability costs; and

     - $8,200,000 decrease in bad debt reserves primarily due to improved collections on our patient accounts receivable.

     Excluding the $44,400,000 pre-tax charge related to increasing reserves for patient care liability costs, our provision for insurance and related items increased approximately $27,500,000 for the nine months ended September 30, 2001, as compared to the same period in 2000, primarily due to an increase in our patient care liability costs.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased to $69,983,000 for the nine months ended September 30, 2001, as compared to $75,171,000 for the same period in 2000 primarily due to the discontinuation of depreciation and amortization of our Florida nursing home assets.

     NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), which is effective for all business combinations completed after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

combinations initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. We do not expect there to be any impact on our consolidated financial position, results of operations or cash flows as a result of adopting SFAS No. 141.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 will be effective for us beginning in the first quarter of 2002. At that time, we will perform the required impairment tests on our goodwill and those intangibles we deem to have indefinite lives. Any impairment loss recognized as a result of initially adopting SFAS No. 142 will be recorded as a cumulative effect of a change in accounting principle. Subsequent to adoption, impairment charges will be recognized in operations. We cannot currently estimate the impact these impairment tests will have on our consolidated financial position or results of operations. The amortization provisions of SFAS No. 142 are expected to benefit our results of operations by approximately $4,300,000, or $.04 per share diluted, on an annual basis.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 will be effective for us beginning in the first quarter of 2002. We have not completed our review of SFAS No. 144 but do not expect there to be a material effect on our consolidated financial position or results of operations.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, we had approximately $71,000,000 in cash and cash equivalents, approximately $210,300,000 of net working capital and approximately $118,600,000 of unused commitments under our $150,000,000 revolving credit facility.

     Net cash provided by operating activities for the nine months ended September 30, 2001 was approximately $145,000,000. This amount was up approximately $109,900,000 from the nine months ended September 30, 2000 primarily due to the following:

     - a reduction in patient accounts receivable during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to improved collections, as well as an increase in Medicare periodic interim payments;

     - proceeds received during the first quarter of 2001 of $28,900,000 related to a refund of certain workers compensation premiums and a settlement on certain insurance policies; and

     - the $25,000,000 civil and $5,000,000 criminal settlement payments made during the first quarter of 2000, which negatively impacted operating cash flows for the nine months ended September 30, 2000.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


     Net cash used for investing and financing activities were approximately $57,600,000 and $42,300,000, respectively, for the nine months ended September 30, 2001. We received cash proceeds of approximately $202,600,000 from the issuance of long-term debt and approximately $11,900,000 from the dispositions of facilities and other assets. Such cash proceeds, along with cash generated from operations, were primarily used to repay approximately $74,700,000 of long-term debt, to fund capital expenditures totaling approximately $56,400,000 and to repay Revolver borrowings.

     During April 2001, we completed the restructuring of our $375,000,000 credit facility, which was scheduled to mature on December 31, 2001. We entered into a new $150,000,000 revolving credit facility (the "Credit Facility") and issued $200,000,000 of 9 5/8% senior notes due 2009 (the "Senior Notes") through a private placement. During the second quarter of 2001, we filed a registration statement under Form S-4 with the Securities and Exchange Commission registering the Senior Notes. During the third quarter, we exchanged (the "Exchange Offer") all of the Senior Notes issued through the private placement for publicly registered Senior Notes. We did not receive any proceeds as a result of the Exchange Offer. The Senior Notes are unsecured obligations, guaranteed by substantially all of our present and future subsidiaries (the "Subsidiary Guarantors") and impose on us certain restrictive covenants. The net proceeds from issuance of the Senior Notes were used to repay borrowings under the $375,000,000 credit facility and for general corporate purposes.

     The Credit Facility provides for a Revolver/Letter of Credit Facility. Borrowings under the Credit Facility bear interest at adjusted LIBOR plus 2.875%, the Base Rate, as defined, plus 1.875% or the adjusted CD rate, as defined, plus 3%, at our option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Credit Facility is secured by mortgages on certain nursing facilities and the stock of certain subsidiaries, is guaranteed by the Subsidiary Guarantors and imposes on us certain financial tests and restrictive covenants.

     During the third quarter of 2001, we entered into a $2,600,000 promissory note in conjunction with the construction of a nursing facility and notes payable of approximately $8,400,000 in conjunction with the acquisitions of three nursing facilities. Such debt instruments bear interest at rates ranging from 7.00% to 10.25%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

     At September 30, 2001, we leased 11 nursing facilities (6 of which are in Florida), one assisted living center and our corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the creditor. We have the option to purchase the facilities at the end of the initial lease terms at fair market value. Such financing arrangement was entered into for the construction of these facilities and currently has $113,500,000 of outstanding commitments ($43,600,000 of which are related to the Florida facilities).

     We currently anticipate that cash flows from operations and borrowings under our banking arrangements will be adequate to repay our debts due within one year of approximately $63,800,000, to make normal recurring capital additions and improvements of approximately $100,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending September 30, 2002. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                               SEPTEMBER 30, 2001

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

     In accordance with our agreement to dispose of 10 nursing facilities, we disposed of seven of the facilities during 2000 and three of the facilities during the nine months ended September 30, 2001.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of our officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. By order and judgement dated October 17, 2001, defendants' motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs have until November 17, 2001 to appeal this decision. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. We believe that we acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2001

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

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


     ITEM 5. OTHER INFORMATION

     During August 2001, our Board of Directors elected John P. Howe, III, M.D. as a director. Dr. Howe is President and Chief Executive Officer of Project HOPE (Health Opportunities for People Everywhere), a not-for-profit organization dedicated to improving the health standards of communities around the world by providing health education, health policy research and humanitarian assistance. Dr. Howe previously served as President of the University of Texas Health Science Center at San Antonio. He currently serves on the Board of Regents at Texas Lutheran University, the Board of Trustees at Southwest Research Institute, the Board of Trustees at Southwest Foundation for Biomedical Research and the Visiting Committee at Harvard Medical School.

     ITEM 6(a). EXHIBITS

     None.

     ITEM 6(b). REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K, dated September 13, 2001, which reported under Item 5 that we issued a press release announcing the extension of the exchange offer for our $200 million Senior Notes.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BEVERLY ENTERPRISES, INC.
                                             Registrant




  Dated:  November 14, 2001                  By:/s/   PAMELA H. DANIELS
                                                -------------------------------
                                                     Pamela H. Daniels
                                               Senior Vice President, Controller
                                                 and Chief Accounting Officer