Form 10-K405
period 2001-12-31
BEVERLY ENTERPRISES INC
filed 2002-03-29
CIK 1040441

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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

       Registrant's telephone number, including area code: (479) 201-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                             ON WHICH REGISTERED
            -------------------                            ---------------------
        Common Stock, $.10 par value                      New York Stock Exchange
                                                           Pacific Stock Exchange
   9% Senior Notes due February 15, 2006                  New York Stock Exchange
   9 5/8% Senior Notes due April 15, 2009                           None

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $606,136,988 AS OF FEBRUARY 28, 2002.

                                  104,390,585

  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 28, 2002)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL STOCKHOLDERS MEETING TO BE HELD ON MAY 23, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words "we", "our", "ours" and "us" refer only to Beverly Enterprises, Inc. and its wholly owned subsidiaries and not any other person.

     This Annual Report on Form 10-K, and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements.

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

     - our ability to maintain and increase census levels; and

     - demographic changes.

     See "Item 1. Business" for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the related risk factors. You should carefully consider the risks described herein before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Our business consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient therapy clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. On February 28, 2002, we operated 466 nursing facilities with 51,054 licensed beds. Our nursing facilities are located in 28 states and the District of Columbia, and range in capacity from 20 to 355 beds. On February 28, 2002, we also operated 29 assisted living centers containing 841 units, 154 outpatient therapy clinics, and 53 hospice and home care centers. (See "Item 2. Properties"). Our nursing facilities had average occupancy, based on operational beds, of 86.9%, 87.0% and 87.2% during the years ended December 31, 2001, 2000, and 1999, respectively.

OPERATIONS

     At December 31, 2001, we were organized into three primary operating segments, which included:

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

     Business in each operating segment is conducted by one or more corporations. The corporations comprising each of the three operating segments also have separate boards of directors. See "Part II, Item 8 -- Note 11 of Notes to Consolidated Financial Statements" for segment information.

     Our nursing facilities provide patients with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Our skilled staff also offers complex and intensive medical services to patients with higher acuity disorders outside the traditional acute care hospital setting. In addition, our nursing facilities provide assisted living services. Approximately 92% of our total net operating revenues are derived from services provided by our nursing facilities segment.

     Our innovation and services group provides rehabilitative therapy services, hospice and home care services within our nursing facilities as well as for other healthcare providers. Approximately 4% of our total net operating revenues are derived from services provided by our innovation and services segment.

     TMX provides outpatient therapy services through its stand-alone clinics, as well as managed care advisory services. Approximately 4% of our total net operating revenues are derived from services provided by our TMX segment.

WE RELY ON REIMBURSEMENT FROM GOVERNMENTAL PROGRAMS FOR A MAJORITY OF OUR REVENUES.

     As a provider of healthcare services, we are subject to various federal, state and local healthcare statutes and regulations. We must comply with state licensing requirements in order to operate healthcare facilities and to participate in government-sponsored healthcare funding programs, such as Medicaid and Medicare. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. These programs are increasingly seeking to control healthcare costs and to reduce or limit increases in reimbursement rates for healthcare services. Changes in the reimbursement policies of these funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

     We receive payments for services provided to patients from:

     - each of the states in which our facilities are located under the applicable Medicaid program;

     - the federal government under the Medicare program; and

     - private payors, including commercial insurers, managed care payors and the Veterans Administration.

     The following table sets forth for the periods indicated:

     - nursing facility patient days derived from the indicated sources of payment as a percentage of total nursing facility patient days; and

     - revenues derived from the indicated sources of payment as a percentage of total net operating revenues.

                                        MEDICAID             MEDICARE        PRIVATE AND OTHER
                                   ------------------   ------------------   ------------------
                                   PATIENT              PATIENT              PATIENT
                                    DAYS     REVENUES    DAYS     REVENUES    DAYS     REVENUES
                                   -------   --------   -------   --------   -------   --------
Year ended:
  December 31, 2001..............    71%        52%       10%        25%       19%        23%
  December 31, 2000..............    71%        53%       10%        21%       19%        26%
  December 31, 1999..............    71%        51%        9%        21%       20%        28%

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

     State Medicaid reimbursement programs vary as to the level of allowable costs which are reimbursed to operators. In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, reimbursements made to a facility that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future reimbursements to the facility and to other facilities owned by the same operator. Still other states reimburse facilities based upon costs from a prior base year, adjusted for inflation. Several states in which we currently operate have enacted reimbursement programs which are based on patient acuity versus traditional cost-based methodologies. Many other states are actively developing reimbursement systems based on patient acuity or that follow a methodology similar to Medicare's prospective payment system. We are unable to estimate the ultimate impact of any changes in reimbursement programs on our future consolidated financial position, results of operations, or cash flows.

     While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have done so in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. In August 1997, the Balanced Budget Act of 1997 (the "1997 Act") was signed into law. Under the 1997 Act, states are authorized to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility's ability to challenge rates later. Currently, several states in which we operate are experiencing deficits in their fiscal operating budgets. There can be no assurance that those states in which we operate that are experiencing budget deficits, as well as other states in which we operate, will not reduce payment rates.

     Under the Nursing Home Resident Protection Amendments of 1999, a nursing facility is required to continue providing care to Medicaid residents, as well as current non-Medicaid residents who may qualify for Medicaid in the future, even if the facility decides to withdraw from the Medicaid program.

     Healthcare system reform and concerns over rising Medicare and Medicaid costs have been high priorities for both the federal and state governments. The 1997 Act included numerous program changes directed at balancing the federal budget. The legislation changed Medicare and Medicaid policy in a number of ways, including the phase-in of the Medicare prospective payment system ("PPS") for skilled nursing facilities. PPS reimburses a skilled nursing facility based upon the acuity level of Medicare patients. Acuity level is measured by the Resource Utilization Grouping ("RUG") category a particular patient is classified, based on the nature of the patient's condition and services provided. There are 44 RUG categories.

     In November 1999, the Medicare, Medicaid and State Child Health Insurance Program ("SCHIP") Balanced Budget Refinement Act of 1999 ("BBRA 1999") was signed into law. BBRA 1999 refined the 1997 Act and restored approximately $2.7 billion in Medicare funding for skilled nursing providers over the subsequent three years. The provisions of BBRA 1999 included, among other things:

     - the option for a skilled nursing provider to continue being reimbursed in accordance with the payment schedule set forth under the 1997 Act, or 100% of the federally-determined acuity-adjusted rate, effective for cost reporting periods starting on or after January 1, 2000;

     - a temporary increase of 20% in the federal adjusted per diem rates for 15 RUG categories covering extensive services, special care, clinically complex, and high and medium rehabilitation, for the period from April 1, 2000 through September 30, 2000; however, CMS did not recalculate the necessary refinements to the overall RUG-III system, and the 20% increase was extended until such time as the calculations are completed;

     - a 4% increase in the federal adjusted per diem rates for all 44 RUG categories for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002;

     - a two-year moratorium on implementing the two Part B $1,500 therapy limitations contained in the 1997 Act, effective January 1, 2000 through December 31, 2001.

     We chose to be reimbursed at 100% of the federally-determined acuity-adjusted rate on approximately 300 of our nursing facilities effective January 1, 2000 and an additional 48 effective January 1, 2001. Effective January 1, 2002, this transition was complete and all nursing facilities are to be reimbursed at the full federal rate.

     In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") was signed into law. BIPA was intended to invest an additional $35 billion in enhanced medical benefits and to increase Medicare and Medicaid payments to providers over the subsequent five years. Approximately $2 billion of this amount was expected to benefit nursing home providers and approximately $2 billion was intended to benefit home health agencies. The specific provisions of BIPA included, among other things:

     - an inflation update to the full market basket for federal fiscal year 2001 for skilled nursing facilities and home health agencies, and market basket minus .5% in federal fiscal years 2002 and 2003 for skilled nursing facilities;

     - a 16.66% increase in the nursing component of all 44 RUG categories effective April 1, 2001, with a requirement that all skilled nursing facilities post on a daily basis for each shift the current number of licensed and unlicensed nursing staff directly responsible for resident care in the facility beginning January 1, 2003;

     - an additional one-year moratorium on therapy caps through December 31, 2002;

     - a 6.7% increase in the federal adjusted per diem rates for the rehabilitation RUG categories starting April 1, 2001;

     - a 5% increase in the base Medicare daily payment rates for hospice care beginning April 1, 2001; and

     - an additional one-year delay until September 30, 2002 in the 15% reduction in aggregate PPS rates for home health agencies.

     Certain of the BIPA provisions supercede those of the 1997 Act and BBRA 1999, and other provisions are supplements to those regulations. On October 1, 2002, certain of the BBRA 1999 and BIPA provisions will expire unless the federal government extends the current regulations. These provisions include the 16.66% increase in the nursing component of all 44 RUG categories and the 4% overall increase in the adjusted rates for all 44 RUG categories. Assuming a similar volume and mix of Medicare patients as those we experienced in 2001, if these add-ons were completely eliminated, our annual net operating revenues would be reduced by an estimated $55,500,000 (or approximately $13,900,000 for 2002, assuming an October 1, 2002 implementation date), including:

     - $37,600,000 annually ($9,400,000 for 2002) related to the elimination of the 16.66% add-on for the nursing component; and

     - $17,900,000 annually ($4,475,000 for 2002) related to the elimination of the 4% add-on for all RUG categories.

     In addition, the 6.7% increase for the rehabilitation RUG categories and the 20% add-on for the high-acuity non-therapy RUG categories will expire when CMS releases their refinements to the RUG system. Currently, we generate annual net operating revenues related to these add-ons of approximately $37,700,000. We cannot currently estimate when these refinements will be released, nor what the impact will be of such refinements on our overall operating results or cash flows.

OUR INDUSTRY IS HEAVILY REGULATED BY THE GOVERNMENT WHICH REQUIRES OUR COMPLIANCE WITH A VARIETY OF LAWS.

     The operation of our facilities and the services we provide are subject to periodic inspection by governmental authorities to ensure that we are complying with standards established for continued licensure under state law and certification for participation under the Medicare and Medicaid programs. Additionally, in certain states, certificates of need or other similar approvals are required for expansion of our operations. We could be adversely affected if we are unable to obtain these approvals, if the standards applicable to approvals or the interpretation of those standards change and by possible delays and expenses associated with obtaining approvals. Our failure to obtain, retain or renew any required regulatory approvals, licenses or certificates could prevent us from being reimbursed for certain of our services.

     CMS, formerly known as the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") published survey, certification and enforcement guidelines in July 1999 and December 1999 to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987"). OBRA 1987 authorized CMS to develop regulations governing survey, certification and enforcement of the requirements for participation by skilled nursing facilities under

Medicare and nursing facilities under Medicaid. Among the provisions that CMS adopted were requirements that:

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

     - installation of temporary management;

     - denial of payment for new admissions;

     - denial of payment for all patients;

     - civil monetary penalties of $50 to $10,000;

     - closure of facility and/or transfer of patients in emergencies;

     - directed plans of correction; and

     - directed in-service training.

     CMS's most recent enforcement guidelines established criteria that:

     - mandate the immediate application of remedies before the provider has an opportunity to correct the deficiency;

     - impose a "per instance" civil monetary penalty up to $10,000 per day; and

     - allow termination in as few as two days.

     Although we could be adversely affected if a substantial portion of our programs or facilities were eventually determined not to be in compliance with the CMS regulations, we believe our programs and facilities are generally in compliance.

     In the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review all such notices and take timely and appropriate corrective action. In most cases, the facility and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions include:

     - the imposition of fines;

     - temporary suspension of admission of new patients to the facility;

     - decertification from participation in the Medicaid or Medicare programs;
       or

     - in extreme circumstances, revocation of a facility's license

     We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future which could result in significant penalties, as well as adverse publicity.

     We have a Quality Management ("QM") program to help ensure that high quality care is provided in all of our facilities. Our nationwide network of quality managers are healthcare professionals of a variety of backgrounds including registered nurses, dietitians and social workers who work with regional, district and facility based professionals. Facility based QM is structured through our Beverly Quality System. With a philosophy of quality improvement, reviews are conducted by local quality improvement teams to identify potential problems and assist in the development of plans of corrections to improve care delivery.

     CMS has reported that, during 2002, it will conduct a pilot project in five states, including Colorado, Maryland, Ohio, Rhode Island and Washington, where it will publicly report on the performance of each nursing home in those states in terms of quality of care. This reporting will take place using a set of quality indicators calculated from the minimum data set assessments prepared on each resident. This project is expected to be extended to all facilities nationwide by the end of 2002 and is expected to assist CMS in working with the nursing home industry to develop quality improvement programs where needed.

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

     In February 2000, as part of the settlement of an investigation by the federal government into our allocation of certain costs to the Medicare program (See "Item 3. Legal Proceedings"), we entered into a Corporate Integrity Agreement with the Office of Inspector General (the "OIG"). This agreement requires that we monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal healthcare programs. It also includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance.

     There are "fraud and abuse" anti-kickback provisions in the Social Security Act (the "Antifraud Amendments") which make it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive payment in order to induce business for which reimbursement is provided under government health programs, including Medicare and Medicaid. In addition, violators can be subject to civil penalties, as well as exclusion from future participation in government health programs. The Antifraud Amendments have been broadly interpreted to make payment of any kind, including many types of business and financial arrangements among providers and between providers and beneficiaries, potentially illegal if any purpose of the payment or financial arrangement is to induce a referral. Accordingly, joint ventures, space and equipment rentals, management and personal services contracts, and certain investment arrangements among providers may be subject to increased regulatory scrutiny.

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

     In addition to the Antifraud Amendments, Section 1877 of the Social Security Act (known as the "Stark Law") imposes restrictions on financial relationships between physicians and certain entities. The Stark Law provides that if a physician (or an immediate family member of a physician) has a financial relationship with an entity that provides certain designated health services, the physician may not refer a Medicare or Medicaid patient to the entity. In addition, the entity may not bill for services provided by that physician unless an exception to the financial relationship exists. Designated health services include certain services, such as physical therapy, occupational therapy, prescription drugs and home health. The types of financial relation-ships that can trigger the referral and billing prohibitions include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, and include:

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

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes comprehensive revisions or supplements to the Antifraud Amendments. Under HIPAA, it is a federal criminal offense to commit healthcare fraud. Healthcare fraud is defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any healthcare benefit program. In addition, for the first time, federal enforcement officials have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud. HIPAA established that it is a violation to pay a Medicare or Medicaid beneficiary so as to influence such beneficiary to order or receive services from a particular provider or practitioner. Many of the HIPAA provisions became effective January 1, 1997.

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

     In addition to laws addressing referral relationships, several federal laws impose criminal and civil sanctions for fraudulent and abusive billing practices. The federal False Claims Act imposes sanctions, consisting of monetary penalties of up to $11,000 for each claim and three times the amount of damages, on entities and persons who knowingly present or cause to be presented to the federal government a false or fraudulent claim for payment. The Social Security Act prohibits the knowing and willful making of a false statement or misrepresentation of a material fact with respect to the submission of a claim for payment under government health programs (including the Medicare and Medicaid programs). Violations of this provision are a felony offense punishable by fines and imprisonment. The HIPAA provisions establish criminal penalties for fraud, theft, embezzlement, and the making of false statements with respect to healthcare benefit programs (which includes private, as well as government programs). Government prosecutors are increasing their use of the federal False Claims Act to prosecute quality of care deficiencies in healthcare facilities. Their theory behind this is that the submission of a claim for services provided in a manner which falls short of quality of care standards can constitute the submission of a false claim. Under federal law, private parties may bring qui tam whistle-blower lawsuits alleging false claims. Some states have adopted similar whistle-blower and/or false claims provisions.

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

     A joint federal/state initiative, Operation Restore Trust, was created in 1995 to focus audit and law enforcement efforts on geographic areas and provider types receiving large concentrations of Medicare and Medicaid funds. Under Operation Restore Trust, the OIG and CMS have undertaken a variety of activities to address fraud and abuse by nursing homes, home health providers and medical equipment suppliers. These activities include financial audits, creation of a Fraud and Waste Report Hotline, and increased investigations and enforcement activity.

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

     In August 2000, final regulations surrounding standards for electronic transactions and code sets, as required under HIPAA, were released. These standards will allow entities within the healthcare system to exchange medical, billing and other information and to process transactions in a more timely and cost effective manner. These new transactions and code sets must be implemented by October 2002, unless a covered entity applies for, and is granted, an extension of up to one year. In December 2000, the final privacy standards were released and must be implemented by April 2003. The privacy standards are designed to protect the privacy of patients' medical information. While the Bush administration and Congress could reexamine these privacy standards, it is unlikely there will be changes to the standards or to the effective date. Security and other standards are expected to be issued in 2002. All standards are required to be fully implemented within two years of final issuance, with civil and criminal penalties established for noncompliance.

     HHS estimates that implementation of the electronic transactions and code sets, the privacy standards and the security standards will cost the healthcare industry between $1.8 billion and $6.3 billion over the next five years. Specifications have been written and are currently being coded and tested surrounding the implementation of standardized electronic transactions. An internal working group is assessing the impact of the new privacy and security standards on our current systems and processes and designing plans for their implementation. We continue to evaluate the impact of the new standards on our processes and procedures; however, we do not feel their implementation will have a material impact on our consolidated financial position or results of operations.

WE ARE SUBJECT TO INCREASINGLY EXPENSIVE AND UNPREDICTABLE PATIENT CARE LIABILITY COSTS.

     General liability and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. We, along with most of our competitors, are experiencing substantial increases in both the number of claims and lawsuits, as well as the size of the typical claim and lawsuit. This has been most evident recently in the state of Florida, where well-intended patient rights' statutes tended to be exploited by plaintiffs' attorneys. The tort laws in the state of Florida have been changed, which should begin to mitigate some of these issues in Florida over the longer term. However, there are other states where the laws have, and will continue to attract plaintiffs' attorneys for similar reasons.

     Because of these issues, insurance companies are exiting certain states, including Florida, or severely limiting their capacity to write long-term care general and professional liability insurance. In addition, in the wake of the September 11 events, the insurance environment in general has become unstable, making it increasingly difficult to obtain coverage for patient care liabilities and other risks. When insurance coverage is available, insurance carriers are requiring companies to significantly increase their liability retention levels and pay substantially higher premiums for reduced coverage.

OUR FAILURE TO ATTRACT QUALIFIED PERSONNEL COULD HARM OUR BUSINESS.

     At December 31, 2001, we had approximately 57,000 associates. We are subject to both federal minimum wage and applicable federal and state wage and hour laws. In addition, we maintain various employee benefit plans.

     During the past few years, due primarily to nationwide low unemployment rates, we have experienced periodic difficulty attracting and retaining nursing assistants, certified nurses' aides and other facility-based personnel. In addition, there is a growing shortage of registered and licensed nurses in this country. We are addressing these challenges through recruiting, orientation, retention and training initiatives. These initiatives may not stabilize or improve our ability to attract and retain employees for these positions in the long term. However, in the past few months we have seen a leveling off of both our weighted average wage rate and in our use of contract nursing personnel. Our inability to control labor availability and cost could have a material adverse affect on our future operating results.

     Approximately 8% of our associates, who work in approximately 100 of our nursing facilities, are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. Being one of the largest employers within the long-term healthcare industry, we have been the target of a "corporate campaign" by two AFL-CIO affiliated unions attempting to organize certain of our facilities. Our subsidiaries have never experienced any material work stoppages and we believe that our relations with our associates and labor organizations are generally good. However, we cannot predict the effect continued union representation or organizational activities will have on our future activities. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on our operations.

     Excessive litigation is a tactic common to "corporate campaigns" and one that is being employed against us. There are several proceedings against facilities, and subsidiaries operating them, before the National Labor Relations Board ("NLRB") and the appellate courts. These proceedings consolidate individual cases from separate facilities. We are vigorously defending these proceedings. We believe, based on advice from our Deputy General Counsel for Labor and Employment, that a number of these cases are without merit or, if meritorious, are not material to our consolidated financial position, results of operations, or cash flows.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We have a significant amount of indebtedness and other obligations. At December 31, 2001, our consolidated balance sheet reflected approximately $741,673,000 of outstanding indebtedness; approximately $84,859,000 of amounts we owe to the federal government under the civil settlement agreement; and a $35,000,000 cash payment under the settlement offer made to the federal government on February 4, 2002. In addition, we have $182,400,000 of off-balance sheet financing ($42,900,000 of which was paid down with a portion of the proceeds from the sale of our Florida facilities in January 2002). Our substantial indebtedness could:

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

IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW TO SERVICE OUR INDEBTEDNESS, OUR BUSINESS AND FINANCIAL RESULTS COULD SUFFER.

     Our ability to make payments on our indebtedness and to fund planned expenditures depends on our ability to generate cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our $150,000,000 secured revolving credit facility depends on our satisfying various covenants. These covenants, among other things:

     - limit our ability and the ability of our subsidiaries to borrow and place liens on our assets or their assets;

     - require us to comply with certain coverage ratio tests;

     - require us to maintain a minimum consolidated net worth;

     - limit our ability to merge with other parties or sell all or substantially all of our assets; and

     - limit our and our subsidiaries' ability to make investments.

     We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our inability to generate sufficient cash flow to service our indebtedness could have a material adverse affect on our business and results of operations.

THERE MAY BE VOLATILITY IN OUR STOCK PRICE.

     The market price of our Common Stock is based in large part on professional securities analysts' expectations that our business will continue to grow and that we will achieve certain profit levels. If our financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning our growth potential and future financial performance. If the securities analysts who regularly follow our Common Stock lower their ratings of our Common Stock or lower their projections for our future growth and financial performance, the market price of our Common Stock could drop significantly.

ITEM 2. PROPERTIES.

     On February 28, 2002, we operated 466 nursing facilities, 29 assisted living centers, 154 outpatient therapy clinics and 53 hospice and home care centers in 32 states and the District of Columbia. Most of our 142 leased nursing facilities are subject to "net" leases which require us to pay all taxes, insurance and maintenance costs. Most of these leases have original terms from ten to fifteen years and contain at least one renewal option. Renewal options typically extend the original terms of the leases by five to fifteen years. Many of these leases also contain purchase options. We consider our physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of our nursing facilities and assisted living centers are included in the collateral securing our obligations under various debt agreements. See "Part II, Item 8 -- Note 6 of Notes to Consolidated Financial Statements."

     The following is a summary of our nursing facilities, assisted living centers, outpatient therapy clinics and hospice and home care centers at February 28, 2002:

                                      NURSING FACILITIES
                                      -------------------      ASSISTED
                                                            LIVING CENTERS                  HOSPICE
                                                  TOTAL     --------------   OUTPATIENT    AND HOME
                                                LICENSED             TOTAL    THERAPY        CARE
LOCATION                              NUMBER      BEDS      NUMBER   UNITS    CLINICS       CENTERS
--------                              -------   ---------   ------   -----   ----------   -----------
Alabama.............................     21       2,783       --       --        --           --
Arizona.............................      3         480       --       --        --           --
Arkansas............................     34       4,081        3       64        --           --
California..........................     60       6,362        3      185        39           12
Colorado............................     --          --       --       --        16           --
Delaware............................     --          --       --       --         4           --
District of Columbia................      1         355       --       --        --           --
Georgia.............................     15       1,970        4      133        17            2
Hawaii..............................      2         396       --       --        --           --
Illinois............................      3         275       --       --        --           --
Indiana.............................     30       3,819        1       16        --            1
Kansas..............................     22       1,335        2       29        --           --
Kentucky............................      8       1,039       --       --        --           --
Maryland............................      4         585        1       19         6           --
Massachusetts.......................     19       2,073       --       --        --           --
Michigan............................      2         206       --       --        --           --
Minnesota...........................     30       2,368        1       16        --           --
Mississippi.........................     21       2,618       --       --        --           --
Missouri............................     26       2,572        3      101        --            1
Nebraska............................     24       2,159        1       19        --            4
Nevada..............................     --          --       --       --        --            1
New Jersey..........................      1         120       --       --        --           --
North Carolina......................     10       1,278        1       16        10           23
Ohio................................     11       1,326       --       --         5           --
Pennsylvania........................     42       4,781        3       72        10            6
South Carolina......................      2         216       --       --        13           --
South Dakota........................     17       1,204        1       36        --           --
Tennessee...........................      7         929        2       55        --           --
Texas...............................     --          --       --       --        34            2
Virginia............................     15       1,893        3       80        --           --
Washington..........................      8         802       --       --        --           --
West Virginia.......................      3         310       --       --        --           --
Wisconsin...........................     25       2,719       --       --        --            1
                                        ---      ------       --      ---       ---           --
                                        466      51,054       29      841       154           53
                                        ===      ======       ==      ===       ===           ==
CLASSIFICATION
Owned...............................    323      35,130       24      555        --           --
Leased..............................    142      15,849        5      286       154           53
Managed.............................      1          75       --       --        --           --
                                        ---      ------       --      ---       ---           --
                                        466      51,054       29      841       154           53
                                        ===      ======       ==      ===       ===           ==

     Effective December 1, 2001, we entered into a lease agreement on all of our Florida facilities, including 49 nursing facilities and four assisted living centers. We closed the real estate transaction on January 8, 2002.

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

     Under the Corporate Integrity Agreement, we are required to monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal healthcare programs. It also includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance.

     In accordance with our agreement to dispose of 10 nursing facilities, we disposed of seven of the facilities during 2000 and the remaining three facilities during 2001.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of our officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. By order and judgement dated October 17, 2001, defendants' motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs appealed this decision to the Eighth Circuit Court of Appeals (Case No. 01-3677). The briefing schedule has been completed. Oral argument is scheduled for April 18, 2002. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. We believe that we acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

     In addition, since July 29, 1999, eight derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware, as well as the federal district court in Arkansas, assertedly on behalf of the Company, (collectively, the "Derivative Actions"), including:

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

     - Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999 and was appealed to the 8th Circuit Court of Appeals on November 5, 2001; and

     - Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999.

     The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and Friedman actions. In February 2002, the Delaware Chancery Court entered a stipulation of dismissal without prejudice. The Kushner and Richardson actions were ordered to be consolidated as In Re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, Plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties have agreed to stay the consolidated action pending the outcome of the motion to dismiss in the Class Action.

     The Derivative Actions each name the Company's directors as defendants, as well as the Company as a nominal defendant. The Badger and Lyons actions also name as defendants certain of the Company's current and former officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders arising primarily out of the Company's alleged exposure to loss due to the Class Action and the Allocation Investigations. The Lyons and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations, and the Richardson action also claims unjust enrichment.

     Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. We believe that plaintiffs' allegations that the defendants acted unlawfully are without merit and the defendants will vigorously defend the Derivative Actions. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

     There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2001.

EXECUTIVE OFFICERS AND DIRECTORS

     Each of our executive officers and directors holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The executive officers and directors, as of February 28, 2002, are as follows:

                        NAME                                           POSITION                    AGE
                        ----                                           --------                    ---
William R. Floyd(3)..................................  Chairman of the Board, President, Chief
                                                         Executive Officer and Director            57
Douglas J. Babb......................................  Executive Vice President -- Law and
                                                         Government Relations and Secretary        49
David R. Devereaux...................................  Chief Operating Officer -- Nursing
                                                       Facilities                                  39
Jeffrey P. Freimark..................................  Executive Vice President and Chief
                                                       Financial Officer                           46
Michael J. Matheny...................................  Executive Vice President -- Information
                                                         Technology and Chief Information
                                                         Officer                                   54
Bobby W. Stephens....................................  Executive Vice President -- Procurement     57
Patrice K. Acosta....................................  Senior Vice President -- Professional
                                                       Services                                    45
Jo Ann Beard, R.N., J.D..............................  Senior Vice President -- Quality
                                                       Management                                  56
Pamela H. Daniels....................................  Senior Vice President, Controller and
                                                       Chief Accounting Officer                    38
James M. Griffith....................................  Senior Vice President -- Investor
                                                       Relations and Corporate Communications      59
Cletus C. Hess.......................................  Senior Vice President -- Compliance         37
Schuyler Hollingsworth, Jr. .........................  Senior Vice President and Treasurer         55
Blaise J. Mercadante.................................  Senior Vice President -- Marketing and
                                                       New Business Innovation                     48
Crystal J. Wright....................................  Senior Vice President -- Human Resources    53
Chris W. Roussos.....................................  President -- MATRIX Rehabilitation          37
Cindy H. Susienka....................................  President -- AEGIS Therapies                42
Beryl F. Anthony, Jr.(3).............................  Director                                    64
Harris Diamond(2)(3).................................  Director                                    49
John D. Fowler, Jr. .................................  Director                                    44
James R. Greene(1)(2)................................  Director                                    80
Edith E. Holiday(2)(3)...............................  Director                                    50
John P. Howe, III, M.D(2)(3).........................  Director                                    59
James W. McLane(1)(2)................................  Director                                    63
Marilyn R. Seymann, Ph.D.(1)(2)......................  Director                                    59

---------------

(1) Member of the Audit and Compliance Committee.

(2) Member of the Nominating and Compensation Committee.

(3) Member of the Quality Management Committee.

     Mr. Floyd joined the Company in April 2000 as President and Chief Operating Officer. He was elected Chief Executive Officer in February 2001 and Chairman of the Board in December 2001. From 1996 to 1998, he was Chief Executive Officer of Choice Hotels International, and from 1995 to 1996, he was Chief Operating Officer of Taco Bell Corporation. He has been a director of the Company since July 2000.

     Mr. Babb joined the Company in April 2000 as Executive Vice President, General Counsel and Secretary. He was named head of Government Relations in January 2001. Mr. Babb was Senior Vice President and Chief of Staff for Burlington Northern Santa Fe Corporation ("BNSF") from 1995 to 1997 and Senior Vice President -- Merchandise Business Unit for BNSF from 1997 to 1999.

     Mr. Devereaux joined the Company in August 1998 as Senior Vice
President -- Operations for the Specialty Services Division of the Nursing Facilities segment. He was elected President of the corporations within the Nursing Facilities segment in January 2001 and Chief Operating Officer in July 2001. From 1996 to 1998, Mr. Devereaux was District Vice President of Manor Care Health Services.

     Mr. Freimark joined the Company in January 2002 as Executive Vice President and Chief Financial Officer. From May 2001 to January 4, 2002 he was Senior Executive Vice President and Chief Financial Officer of OfficeMax. From March 1997 to May 2001 he was with The Grand Union Company where he held positions as Executive Vice President, Chief Financial Officer and President and Chief Executive Officer.

     Mr. Matheny joined the Company in March 2001 as Executive Vice President -- Information Technology. From 1996 to 2001, Mr. Matheny was Vice President -- Information Services at Cracker Barrel Old Country Store, Inc.

     Mr. Stephens joined the Company as a staff accountant in 1969. He was elected Assistant Vice President in 1978, Vice President of the Company and President of the Company's Central Division in 1980, and Executive Vice President in February 1990.

     Ms. Acosta joined the Company in October 1996 as Vice President -- Risk Management. She was elected Senior Vice President -- Professional Services in January 2001. From January 1995 to September 1996, Ms. Acosta was Vice President -- Risk Management at Regency Health Services.

     Ms. Beard joined the Company as a Senior Attorney in May 1986. In 1996 she was elected Vice President and Deputy General Counsel. In February 2002 she was elected Senior Vice President -- Quality Management.

     Ms. Daniels joined the Company in May 1988 as Audit Coordinator. She was elected Vice President, Controller and Chief Accounting Officer in October 1996 and Senior Vice President in December 1999.

     Mr. Griffith joined the Company in November 1995 as Senior Vice President -- Investor Relations and Corporate Communications.

     Mr. Hess joined the Company in May 1995 as Senior
Attorney -- Reimbursement. He was elected Vice President -- Compliance in May 1998 and Senior Vice President in December 1999.

     Mr. Hollingsworth joined the Company in June 1985 as Assistant Treasurer. He was elected Treasurer in 1988, Vice President in 1990 and Senior Vice President in March 1992. Mr. Hollingsworth left the Company in March 2002.

     Mr. Mercadante joined the Company in 2002 as Senior Vice
President -- Marketing and New Business Innovation. From 1999 to 2002, he was President of Blazing Insights Group and from 1996 to 1999 he was Executive Vice President -- Marketing at Universal Studios.

     Ms. Wright joined the Company in April 2001 as Senior Vice
President -- Human Resources. From May 1994 to March 2001 she was Vice
President -- Human Resources of CONDEA Vista Company, predecessor to SASOL North America.

     Mr. Roussos joined the Company in August 2001 as a management designee of Matrix Rehabilitation. He was elected President of Matrix Rehabilitation in February 2002. From 2000 to 2001 he was Division

General Manager of American Homestar and from 1996 to 2000 he was General Manager of Fleetwood Enterprises.

     Ms. Susienka joined the Company in June 1998 as President -- AEGIS Therapies. From 1987 to 1998 she held various positions at NovaCare, Inc., including Regional Vice President.

     Mr. Anthony served as a member of the United States Congress and was Chairman of the Democratic Congressional Campaign Committee from 1987 through 1990. In 1993, he became a partner in the Winston & Strawn law firm. He has been a director of the Company since January 1993.

     Mr. Diamond has been President and Chief Executive Officer of Weber Shandwick Worldwide, a subsidiary of the Interpublic group of companies and its predecessor, BSMG Worldwide, a subsidiary of True North Communications since 1996. He is a director of Caremark Rx, Inc. He has been a director of the Company since March 2001. Mr. Diamond resigned from the Board in March 2002.

     Mr. Fowler is President and director of Large Scale Biology Corporation, a publicly traded healthcare company involved in the development and commercialization of proprietary life science technologies. From 1998 to 2001, he was Managing Director of the Healthcare Group at J.P. Morgan & Company and from 1992 to 1998, he served as Managing Director and Co-Head of the Healthcare Investment Banking Group at Salomon Brothers, Inc. He was elected a director of the Company in February 2002.

     Mr. Greene's principal occupation has been that of a director and consultant to various U.S. and international businesses since 1986. He is a director of Buck Engineering Company and Bank Leumi. He has been a director of the Company since January 1991.

     Ms. Holiday is an attorney. She served as White House Liaison for the Cabinet and all federal agencies during the George H.W. Bush administration. Prior to that, Ms. Holiday served as General Counsel of the U.S. Treasury Department, as well as its Assistant Secretary of Treasury for Public Affairs and Public Liaison. She is a director of Amerada Hess Corporation, Canadian National Railway Company, Digex Incorporated, Hercules Incorporated, H.J. Heinz Company and RTI International Metals, Inc. She is also a director or trustee of various investment companies in the Franklin Templeton group of funds. She has been a director of the Company since March 1995.

     Dr. Howe is President and Chief Executive Officer of Project HOPE (Health Opportunities for People Everywhere), a not-for-profit organization dedicated to improving the health standards of communities around the world by providing health education, health policy research and humanitarian assistance. He is a director of Southwest Foundation for Biomedical Research and San Antonio Medical Foundation. From 1985 to 2001, Dr. Howe was President of the University of Texas Health Science Center at San Antonio. He has been a director of the Company since August 2001.

     Mr. McLane is Chairman, President, Chief Executive Officer and director of Healthaxis Inc. From 1997 until 2000, he was President, Chief Operating Officer and director of NovaCare, Inc. He previously served as Executive Vice President of Aetna Life and Casualty and as Chief Executive Officer of Aetna Health Plans. He is a director of UltraTouch, Inc. He has been a director of the Company since October 2000.

     Ms. Seymann is President and Chief Executive Officer of M One, Inc., a management risk and information systems consulting firm specializing in the financial services industry. She is a director of Community First Bankshares, Inc., NorthWestern Corporation and American Tool Company. She has been a director of the Company since March 1995.

     During 2001, there were 12 meetings of the Board of Directors. Each director, except Harris Diamond, attended at least 75% of the meetings of the Board and committees on which he or she served.

     Non-employee directors received an annual retainer fee of $25,000 prorated from January through May 2001 and $35,000 prorated from June through December 2001 for serving on the Board and an additional fee of $1,000 for each Board or committee meeting attended ($500 if attended by telephone). The chairperson of each committee received an additional $1,000 for each committee meeting attended. Such fees can be deferred, at the option of the director, as provided for under the Non-Employee Director Deferred

Compensation Plan (discussed below). Mr. Floyd, our current Chairman of the Board, President and Chief Executive Officer, received no additional cash compensation during 2001 for serving on the Board or its committees.

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

     Under the Non-Employee Directors Stock Option Plan, there are 450,000 shares of our $.10 par value common stock ("Common Stock") authorized for issuance, subject to certain adjustments. The plan, as amended, provides that an option to purchase 11,000 shares be granted to each non-employee director on June 1 of each year until the plan is terminated, subject to the availability of shares. Such stock options are granted at a purchase price equal to the fair market value of our Common Stock on the date of grant, become exercisable one year after the date of grant and expire ten years after the date of grant.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is listed on the New York and Pacific Stock Exchanges. The table below sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as reported on the New York Stock Exchange composite tape.

                                                                  PRICES
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
2000
  First Quarter.............................................  $ 4.56   $2.50
  Second Quarter............................................    4.00    2.75
  Third Quarter.............................................    6.38    2.56
  Fourth Quarter............................................    8.25    3.81
2001
  First Quarter.............................................  $ 8.50   $5.94
  Second Quarter............................................   10.73    5.20
  Third Quarter.............................................   12.10    8.50
  Fourth Quarter............................................   10.69    6.50
2002
  First Quarter (through February 28).......................  $ 9.50   $5.66

     We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on, and the repurchase of, our Common Stock. During 2001 and 2000, we did not pay any cash dividends on our Common Stock and no future dividends are currently planned. During 2000, we repurchased 1,174,500 shares of our Common Stock for treasury. No shares were repurchased in 2001 and no repurchases are currently planned.

     On February 28, 2002, there were 5,049 record holders of our Common Stock.

EMPLOYEE STOCK PURCHASE PLAN

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated, the "ESPP") enables all full-time employees having completed one year of continuous service to purchase shares of our Common Stock at the current market price through payroll deductions. Effective January 1, 2001, we reduced our contribution from 30% to 15% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charge to our statement of operations for the year ended December 31, 2001 related to this plan was approximately $458,000. On December 31, 2001, there were approximately 2,000 participants in the plan.

     Effective November 2, 2001, Merrill Lynch & Co. transferred the ESPP records and responsibilities to Computershare Trust Co., Inc. ("Computershare Trust"), 300 Davidson Avenue, Somerset, NJ 08873. Computershare Trust was appointed broker to open and maintain an account in each participant's name and to purchase shares of our Common Stock on the New York Stock Exchange for each participant.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table of selected financial data should be read along with our consolidated financial statements and related notes thereto for 2001, 2000 and 1999 included elsewhere in this Annual Report on Form 10-K.

                                                                AT OR FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------
                                                   2001           2000           1999         1998(1)        1997(2)
                                               ------------   ------------   ------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net operating revenues.......................  $  2,709,861   $  2,625,610   $  2,546,672   $  2,812,232   $  3,217,099
Interest income..............................         3,077          2,650          4,335         10,708         13,201
                                               ------------   ------------   ------------   ------------   ------------
    Total revenues...........................     2,712,938      2,628,260      2,551,007      2,822,940      3,230,300
Costs and expenses:
  Operating and administrative...............     2,464,851      2,481,914      2,354,328      2,633,135      2,888,021
  Interest...................................        79,373         80,016         72,578         65,938         82,713
  Depreciation and amortization..............        93,001        100,061         99,160         93,722        107,060
  Asset impairments, workforce reductions and
    other unusual items......................       238,102         43,033         23,818         69,443         44,000
  Special charges related to an offer to
    settle and a settlement with the federal
    government...............................        77,495             --        202,447          1,865             --
  Year 2000 remediation......................            --             --         12,402          9,719             --
                                               ------------   ------------   ------------   ------------   ------------
    Total costs and expenses.................     2,952,822      2,705,024      2,764,733      2,873,822      3,121,794
                                               ------------   ------------   ------------   ------------   ------------
Income (loss) before provision for (benefit
  from) income taxes, extraordinary charge
  and cumulative effect of accounting
  change.....................................      (239,884)       (76,764)      (213,726)       (50,882)       108,506
Provision for (benefit from) income taxes....        61,388        (22,262)       (79,079)       (25,936)        49,913
Extraordinary charge, net of income tax
  benefit of $1,057..........................            --             --             --         (1,660)            --
Cumulative effect of accounting change, net
  of income tax benefit of $2,811............            --             --             --         (4,415)            --
                                               ------------   ------------   ------------   ------------   ------------
Net income (loss)............................  $   (301,272)  $    (54,502)  $   (134,647)  $    (31,021)  $     58,593
                                               ============   ============   ============   ============   ============
Diluted income (loss) per share of common
  stock:
  Before extraordinary charge and cumulative
    effect of accounting change..............  $      (2.90)  $      (0.53)  $      (1.31)  $       (.24)  $        .57
  Extraordinary charge.......................            --             --             --           (.02)            --
  Cumulative effect of accounting change.....            --             --             --           (.04)            --
                                               ------------   ------------   ------------   ------------   ------------
  Net income (loss)..........................  $      (2.90)  $      (0.53)  $      (1.31)  $       (.30)  $        .57
                                               ============   ============   ============   ============   ============
  Shares used to compute per share amounts...   104,037,000    102,452,000    102,491,000    103,762,000    103,422,000
OTHER FINANCIAL DATA:
Cash flow from operations....................  $    220,897   $     37,010   $    189,141   $      6,789   $    144,204
EBITDA(3)....................................  $    245,010   $    143,696   $    192,344   $    179,097   $    329,078
EBITDA Margin %(3)...........................          9.04%          5.47%          7.55%          6.37%         10.23%
Capital expenditures.........................  $     89,401   $     76,027   $     95,414   $    150,451   $    133,087
CONSOLIDATED BALANCE SHEET DATA:
Total assets.................................  $  1,681,070   $  1,875,993   $  1,982,880   $  2,160,511   $  2,073,469
Current portion of long-term debt............  $     64,231   $    227,111   $     34,052   $     27,773   $     31,551
Long-term debt, excluding current portion....  $    677,442   $    564,247   $    746,164   $    878,270   $    686,941
Stockholders' equity.........................  $    296,497   $    583,993   $    641,124   $    776,206   $    862,505
OTHER DATA:
Average occupancy(4).........................          86.9%          87.0%          87.2%          88.7%          88.9%
Number of nursing home beds..................        52,115         59,799         62,217         62,293         63,552

---------------

(1) Includes the operations of American Transitional Hospitals, Inc. through June 30, 1998.

(2) Includes the operations of Pharmacy Corporation of America through December 3, 1997.

(3) EBITDA is calculated as earnings before interest, taxes, depreciation, amortization and special charges. EBITDA Margin % is calculated by dividing EBITDA by net operating revenues.

(4) Calculated by dividing actual patient days by available patient days. Available patient days are calculated by multiplying total calendar days by the number of beds that are physically and operationally ready for use.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks related to these critical accounting policies are described in the following paragraphs.

  ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     Our revenues are derived primarily from providing long-term healthcare services. More than 70% of our current net operating revenues is derived from funds provided under federal and state medical assistance programs. As discussed more fully in Item 8 -- Note 1, we record our revenues when services are provided at standard charges, adjusted to amounts estimated to be received under governmental programs or other third-party contractual arrangements. These revenues are subject to audit and retroactive adjustment by governmental and third-party agencies. Due to the complexity of the laws and regulations governing the federal and state medical assistance programs, there is a possibility that recorded estimates may change by a material amount in the near term.

     We record bad debt expense monthly using a percentage of revenue that reflects our historical experience. Every quarter, we adjust the reserves for bad debts based on the aging of the receivables. These adjustments are based on our weighted average experience by payor type, and recognize the relative risk depending on the source of the payment. In addition, specific accounts that are determined to be uncollectible (due to bankruptcy, insufficient documentation, and the like) are fully reserved when such determinations are made. If circumstances change (economic downturn, higher than expected defaults or denials), our estimates of the recoverability of our receivables could be reduced by a material amount. Our provision for bad debts represented 2% of net operating revenues in 2001, 3% in 2000 and 1% in 1999. Our allowance for doubtful accounts represented 17% and 22% of patient accounts receivable at December 31, 2001 and 2000, respectively.

  INSURANCE AND PATIENT LIABILITY RISKS

     General liability and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. In addition, insurance coverage for patient care liability and other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and pay substantially higher premiums for reduced coverage.

     As described more fully in Item 8 -- Note 1, we believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and other services. Such provisions are made based primarily upon the results of independent actuarial valuations, prepared by actuaries with long-term care industry experience. This provision also includes accruals for insurance premiums for the coverage period and our estimate of any experience adjustments to premiums. Such valuations are prepared twice a year using the most recent trends of claims, settlements and other relevant data.

     The majority of our auto liability and workers' compensation risks are insured through insurance policies with third parties. For our general and professional liabilities, we are responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits for certain policy years. Those liabilities are estimated by the independent actuaries and are discounted at 10% on our financial statements to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge for 2001 of $1,219,000. On an undiscounted basis, these liabilities totaled $203,800,000 at December 31, 2001. Our risk management and independent actuaries estimate our range of discounted exposure for these liabilities to be $152,500,000 to $198,500,000. Our recorded reserves for these liabilities were $173,690,000 at December 31, 2001.

  OFF-BALANCE SHEET OBLIGATIONS

     We have two off-balance sheet financing arrangements which totaled approximately $182,400,000 at December 31, 2001, including:

     - $70,000,000 of Medium Term Notes due March 2005; and

     - $112,400,000 of Synthetic Leases ($42,900,000 of which was paid down in January 2002 in conjunction with the sale of our Florida facilities).

     The Medium Term Notes are obligations of a bankruptcy-remote subsidiary of the Company, Beverly Funding Corporation ("BFC"). These notes are collateralized by Medicaid and Veterans Administration accounts receivable that are sold by Beverly Health and Rehabilitation Services, Inc., a wholly owned subsidiary, to BFC at a discount. These daily transactions constitute true sales of receivables for which BFC bears the risk of collection. BFC is a legally-isolated entity whose assets cannot be used to satisfy claims of the Company or any of its other subsidiaries. Therefore, in accordance with current generally accepted accounting standards, the assets and liabilities of BFC are not consolidated with Beverly Enterprises, Inc.

     Because BFC is a wholly owned subsidiary of the Company, its total equity of approximately $33,000,000 at December 31, 2001 is recorded as an asset on the consolidated balance sheet of the Company and its operating loss of approximately $3,000,000 is fully reflected in the operating results of the Company. If BFC was required to be reconsolidated with the Company, we would record additional assets of approximately $53,000,000 and debt obligations of $70,000,000 on the consolidated statements. See Item 8 -- Note 6 for a more detailed description of this transaction.

     At December 31, 2001, the Company leased 11 nursing facilities, one assisted living center and its corporate headquarters under an off-balance sheet financing arrangement, typically referred to as a synthetic lease. The lessor financed the construction of these properties and we lease the properties under a master operating lease agreement, which matures in August 2004. At that time, we can renew the lease for up to two years (at the lessor's option), purchase the properties at original cost, or coordinate the sale of the properties to a third-party.

     There is a third-party entity at risk under this arrangement for 3% of the original commitment. Of the remaining 97% original commitment, 17% is secured by first mortgages on the related properties and 83% is guaranteed by the Company and secured by second mortgages on the related properties. If these leases were required to be reconsolidated with the Company, they would be recorded as capital lease assets and obligations with our consolidated assets and related liabilities increasing by approximately $69,500,000, after the paydowns related to the Florida facilities. The annual lease payments would be recorded as interest expense and we would be required to record depreciation and amortization expense on the assets. The additional non-cash expense for depreciation and amortization, after the paydowns related to the Florida facilities, is estimated to be approximately $2,300,000 per year.

     We monitor these off-balance sheet obligations throughout the year and believe the obligations and any related assets should not be included in our consolidated financial statements under generally accepted accounting principles. However, if changes in accounting standards or facts surrounding these obligations would require these obligations to be consolidated, the impact on our financial position, operating results, and cash flows would not be significant and consolidation would not impact compliance with any of our debt covenants.

     In addition, we have off-balance sheet debt guarantees of approximately $53,000,000 and we guarantee certain third-party operating leases and officer loans. See Item 8 -- Note 7 for a more complete description of each of these items.

  ASSET IMPAIRMENTS

     We recorded asset impairment charges of $211,800,000 and $35,500,000 for the years ended December 31, 2001 and 2000, respectively. We evaluate our long-lived assets for impairment whenever indicators of impairment exist. These indicators of impairment can include, but are not limited to, the following:

     - a history of operating losses, with expected future losses;

     - changes in the regulatory environment effecting reimbursement;

     - changes in the way an asset is used in the business; and

     - commitment to a plan to sell or otherwise dispose of an asset.

     During 2000, operating losses at certain Matrix clinics and management's determination to dispose of, or terminate the leases on, six nursing facilities, led to impairment analyses to be calculated on these assets. During 2001, continuing operating losses in several of our lines of business, including certain Matrix clinics, our managed care contracting entity, certain Home Care businesses and a few of our nursing homes, led to impairment analyses on these businesses.

     These impairment analyses included:

     - estimating the undiscounted cash flows to be generated by each clinic, unit or facility, primarily over the weighted average remaining life of the assets; and

     - reducing the carrying value of the asset to the estimated fair value when the total undiscounted cash flows was less than the current book value of the clinic, unit or facility.

     In order to estimate the fair values of the clinic, unit or facility we used a discounted cash flow approach. For the nursing homes, we discounted the estimated future cash flows over the remaining lives of the primary assets. For other lines of business that lack significant property investments, we discounted the next 10 years of expected cash flows. Cash flows for all lines of business were estimated using historical results, without an inflation factor, and adjusted for known trends. Those cash flows were discounted at our weighted average cost of capital. A 1% change in the discount rate would not have a material impact on the impairment calculations. A substantial change in the estimated future cash flows for these businesses could materially change the estimated fair values of these assets, possibly resulting in an additional impairment. In certain of the Home Care businesses where the cash flows were negative, we estimated the fair values based on our knowledge of recent sales of comparable businesses.

     Also, during 2001, management initiated a formal plan to dispose of all of our nursing home operations in Florida. Accordingly, these assets were written down to their estimated sales value less selling costs. We ultimately leased these assets to a third party in the fourth quarter of 2001, with the real estate transaction closing in January 2002. See Item 8 -- Note 3 for a more detailed discussion of this transaction, including related exit costs, and other impairments we have recorded.

  DEFERRED TAX ASSETS

     As of December 31, 2001, we had a full valuation allowance of $153,700,000 against our net deferred tax assets. Providing for this allowance resulted in a charge to our statement of operations of $52,100,000 during 2001, which was recorded through the provision for income taxes. This valuation allowance was required under current generally accepted accounting principles because of our pre-tax loss in 2001, cumulative losses over the past several years and the inherent uncertainty associated with the realization of future income.

     SFAS No. 109 indicates, under cumulative loss circumstances, management's expectations as to future taxable income, even if supported by detailed forecasts and projections, are rarely sufficient to overcome historical results in order to conclude that the deferred tax assets will ultimately be realized. In addition, the federal government's decision to extend or rescind certain Medicare provisions due to expire on September 30, 2002, has created further uncertainty surrounding projected earnings results. Therefore, we believe a full valuation allowance against our net deferred tax assets is prudent.

     Notwithstanding the valuation allowance, we will not be required to record a provision for federal income taxes and our state tax provision should be minimal on future pre-tax income of at least $225,000,000. In addition, we will not be required to pay regular federal income taxes on pre-tax income generated in the near future due to the utilization of federal net operating loss carryforwards and the realization of existing temporary differences. Using current projections, we expect this situation to exist for at least the next two years.

OPERATING RESULTS

  2001 COMPARED TO 2000

  RESULTS OF OPERATIONS

     We reported a net loss for the year ended December 31, 2001 of $301,272,000, compared to a net loss of $54,502,000 for the year ended December 31, 2000. Net loss for 2001 included pre-tax charges totaling approximately $238,100,000, primarily including $211,800,000 for asset impairments and exit costs and $24,200,000 for workforce reductions. These pre-tax charges have been included in the consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items." The asset impairment and exit costs primarily relate to:

     - $75,100,000 write-down of Florida facilities and $55,100,000 of Florida exit costs, as discussed below;

     - write-down of goodwill of $31,200,000, and property, equipment and other intangible assets of $1,300,000 on certain under-performing outpatient therapy clinics, as well as Theraphysics, our managed care contracting entity, which had operating losses for the past three years and expected future operating losses. These assets were included in the total assets of the TMX operating segment during the year ended December 31, 2001;

     - write-down of goodwill of $21,800,000, property, equipment and other intangible assets of $1,000,000 and recording of closing and other cost of $4,600,000 on under-performing Home Care businesses that management plans to dispose of during 2002. These assets were included in the total assets of the Innovation and Services operating segment during the year ended December 31, 2001;

     - write-down of property and equipment of $10,000,000, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities that management plans to sell, close or terminate the leases on. These assets were included in the total assets of the Nursing Facilities operating segment during the year ended December 31, 2001;

     - write-off of abandoned projects and investments totaling $7,800,000; and

     - $3,300,000 related to the termination of a lease in Indiana and the write-off of the net book value of the related assets.

     During the first quarter of 2001, a formal plan was initiated by management to pursue the sale of our nursing home operations in Florida, which included 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) (the "Florida facilities"). The plan included the pursuit of the sale of one additional nursing facility (56 beds) which was sold during the third quarter of 2001 and certain other assets which will be sold in separate transactions. The decision to sell these properties was made primarily due to the excessive patient care liability costs that we had been incurring in recent periods in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations at March 31, 2001 were considered assets to be disposed of, as that term is defined in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). Management estimated the fair value less selling costs of such assets based upon verbal and non-binding purchase prices from potential buyers and determined that an impairment write-down was necessary as of March 31, 2001. The pre-tax charge recorded during the first quarter of 2001 related to this write-down was approximately $68,900,000. In July 2001, we entered into a definitive agreement to sell the Florida facilities to FC Properties, formerly known as NMC of Florida, LLC and recorded an additional impairment write-down of approximately $6,200,000. Effective December 1, 2001, we entered into a lease agreement on the Florida facilities with Florida Health Care Properties and we closed the real estate transaction on January 8, 2002.

     In conjunction with the sale of the Florida facilities, we also recorded pre-tax charges totaling $55,100,000 for certain exit costs. These costs relate to severance agreements, termination payments on certain contracts and various other items. At December 31, 2001, the Florida assets held for sale totaled approximately $120,843,000 and are classified as current assets in the consolidated balance sheet.

     Annualized revenues for the Florida facilities were approximately $288,000,000. During the year ended December 31, 2001, our Florida nursing home operations recorded pre-tax income of approximately $612,000. Such amount does not include certain costs which are currently recorded at the parent company level and are not fully allocated to the individual subsidiaries or facilities. In accordance with SFAS No. 121, we did not record depreciation and amortization expense on the Florida assets during the period these assets were held for sale, since these assets were adjusted to their estimated net realizable value. The amount of depreciation and amortization expense that we did not have to record during the year ended December 31, 2001 on the Florida assets was approximately $6,785,000.

     We recorded pre-tax charges totaling approximately $24,200,000 during 2001 for workforce reductions. These reductions were the result of an operational reorganization required to support the implementation of a new three year strategic plan. Approximately $23,100,000 of these pre-tax charges related to severance and other employment agreements for approximately 240 associates who were notified in 2001 that their positions would be eliminated, including:

     - $18,000,000 of cash expenses, approximately $10,900,000 of which was paid during the year ended December 31, 2001;

     - non-cash expenses of $4,500,000 related to the issuance of shares under our Stock Grant Plan; and

     - non-cash expenses of $600,000 related to other long-term incentive agreements.

     We estimate the annual cost savings of this operational reorganization to be approximately $14,000,000. Much of this savings was realized in 2001, since the majority of the workforce reductions took place in the first quarter. These estimated savings are net of the additional costs we incurred to increase the operations and clinical staff at the facility and district level.

     In January 2001, we filed a registration statement under Form S-8 with the Securities and Exchange Commission registering 1,174,500 shares of our Common Stock. These shares were previously repurchased by the Company and held in treasury. They will be issued under the Beverly Enterprises, Inc. Stock Grant Plan (the "Stock Grant Plan") to holders of restricted stock who, by virtue of the terms of their employment contracts, severance agreements or other similar arrangements, have a claim to the immediate vesting of their restricted stock. In conjunction with the reorganization (as discussed above), 644,476 shares of Common Stock under the Stock Grant Plan have been issued to various officers who made such claims, and the shares of restricted stock held by such officers were cancelled.

     On February 4, 2002, we made a settlement offer to the federal government to resolve open reimbursement issues under the former cost-reimbursement system for Medicare. For accounting purposes, this settlement offer was required to be recorded in our operating results for the year ended December 31, 2001 and resulted in a pre-tax charge of approximately $77,500,000 which is included in the caption "Special charges related to an offer to settle and a settlement with the federal government." This charge includes a $35,000,000 cash settlement offer and the write-off of $81,500,000 of related cost report receivables, offset by a $39,000,000 reserve established in 1999 for related issues.

     Net loss for 2000 included pre-tax charges totaling approximately $43,000,000 for asset impairments, workforce reductions and other unusual items. See "2000 Compared to 1999 -- Results of Operations."

  INCOME TAXES

     We recorded a provision for income taxes at 26% for the year ended December 31, 2001, even though we had a pre-tax loss, primarily due to the recording of a $153,697,000 valuation allowance on our deferred tax assets. This valuation allowance was required under the guidance of SFAS No. 109 Accounting for Income Taxes due to our historical operating performance and our reported cumulative net losses. Our realization of the deferred tax asset benefits is dependent upon our achieving at least $225,000,000 of pre-tax income. Under federal income tax regulations, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits. However, given the size of our pre-tax loss in 2001 and uncertainties relating to Medicare reimbursement enhancements which may expire on September 30, 2002, a valuation allowance was considered to be appropriate under the more stringent accounting standards for the realization of these deferred tax benefits contingent upon future income. If the federal government does not approve the extension of certain Medicare enhancements, our estimated annualized negative impact on net operating revenues is approximately $55,500,000. In addition, if CMS releases refinements to the RUG system, we could experience an additional reduction in revenues.

     Our annual effective tax rate for 2000 was 29%, which was different than the federal statutory rate primarily due to amortization of nondeductible goodwill and state income taxes, partially offset by the benefit of certain tax credits. Amortization of nondeductible goodwill was impacted in 2000 by the write-down of goodwill on certain under-performing outpatient therapy clinics.

     At December 31, 2001, for income tax purposes, we had federal net operating loss carryforwards of $91,661,000 which expire in years 2018 through 2021; general business tax credit carryforwards of $21,137,000 which expire in years 2009 through 2021; and alternative minimum tax credit carryforwards of $18,608,000 which do not expire. Future tax benefits associated with these carryforwards are not recorded in our 2001 consolidated financial statements as a result of the valuation allowance recorded.

  NET OPERATING REVENUES

     We reported net operating revenues of $2,709,861,000 during the year ended December 31, 2001 compared to $2,625,610,000 for the same period in 2000. Approximately 92% of our total net operating revenues for each of the years ended December 31, 2001 and 2000 were derived from services provided by our nursing facilities segment. The increase in net operating revenues of approximately $84,200,000 for the year ended December 31, 2001, as compared to the same period in 2000, consists of the following:

     - an increase of $171,800,000 from facilities we operated during each of the years ended December 31, 2001 and 2000 ("same facility operations");

     - an increase of $19,900,000 due to acquisitions and openings of newly-constructed facilities; and

     - a decrease of $107,500,000 due to dispositions.

     The increase in net operating revenues of $171,800,000 from same facility operations for the year ended December 31, 2001, as compared to the same period in 2000, was primarily due to the following:

     - $164,100,000 due to an increase in Medicaid, Medicare and private payment rates;

     - $13,700,000 due to an increase in our rehabilitation therapy business' external contracts; and

     - $8,900,000 due to a positive shift in our patient mix.

     Such increases were partially offset by decreases of:

     - $16,500,000 due to a decline in same facility occupancy to 87.5% for the year ended December 31, 2001, as compared to 87.6% for the same period in 2000; and

     - $5,500,000 due to one less calendar day during the year ended December 31, 2001, as compared to the same period in 2000.

     Acquisitions and openings of newly-constructed facilities which occurred during the year ended December 31, 2001 and the year ended December 31, 2000 caused our net operating revenues to increase $19,900,000 for the year ended December 31, 2001, as compared to the same period in 2000. During the year ended December 31, 2001, we acquired one nursing facility (185 beds), eight previously leased nursing facilities (903 beds) and certain other assets. During 2000, we acquired seven nursing facilities (1,210 beds), one previously leased nursing facility (105 beds) and certain other assets, and we opened four newly-constructed nursing facilities (418 beds), which were operated for a full year in 2001.

     Dispositions that occurred during the years ended December 31, 2001 and 2000 caused our net operating revenues to decrease $107,500,000 for the year ended December 31, 2001, as compared to the same period in 2000. During the year ended December 31, 2001, we sold, closed or terminated the leases on 18 nursing facilities (1,768 beds), one assisted living center (12 units), three outpatient therapy clinics, one home care center and certain other assets. We recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 2001, of approximately $600,000 as a result of these dispositions.

     During 2000, we sold, closed or terminated the leases on 39 nursing facilities (4,263 beds) and certain other assets. We recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 2000, of approximately $2,000,000 as a result of these dispositions.

     The acquired and disposed facilities in 2001 and 2000 were immaterial to our consolidated financial position and operating results in each year.

  OPERATING AND ADMINISTRATIVE EXPENSES

     We reported operating and administrative expenses of $2,464,851,000 during the year ended December 31, 2001 compared to $2,481,914,000 for the same period in 2000. The decrease of approximately $17,100,000 consists of the following:

     - an increase of $40,700,000 in same facility operations;

     - an increase of $20,100,000 due to acquisitions and openings of newly-constructed facilities; and

     - a decrease of $77,900,000 due to dispositions.

     The increase in operating and administrative expenses of $40,700,000 from same facility operations for the year ended December 31, 2001, as compared to the same period in 2000, was due primarily to the following:

     - $90,100,000 of additional wages and related expenses primarily due to an increase in our weighted average wage rate; and

     - $13,400,000 due to an increase in other contracted services.

     Such increases were partially offset by the following:

     - $37,300,000 decrease in bad debt reserves primarily due to improved collections on our patient accounts receivable; and

     - $19,500,000 decrease in our provision for insurance and related items primarily due to an incremental pre-tax charge of approximately $44,400,000 recorded in 2000 to increase reserves for patient care liability costs.

     Excluding this $44,400,000 pre-tax charge for 2000, our provision for insurance and related items increased approximately $24,900,000 for the year ended December 31, 2001, as compared to the same period in 2000, primarily due to rising patient care liability costs. We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care services. Such provisions are made based upon the results of independent actuarial valuations and other information available, including management's best judgments and estimates. However, the provision and liability have been difficult to estimate and have been escalating in recent periods. There can be no assurance that the provision and the resulting reserves will not require material adjustment in future periods.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased approximately $7,100,000 to $93,001,000 for the year ended December 31, 2001, as compared to $100,061,000 for the same period in 2000 primarily due to the discontinuation of depreciation and amortization of our Florida nursing home assets, as they were classified as held for sale at March 31, 2001.

  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), which is effective for all business combinations completed after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. We do not expect there to be a significant impact on our consolidated financial position, results of operations or cash flows as a result of adopting SFAS No. 141.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 will be effective for us beginning in the first quarter of 2002. The assessment of any impairment as of January 1, 2002, has to be made by June 30, 2002, and measured and recorded before the end of 2002. We are currently performing the required impairment tests on our goodwill and other indefinite life intangibles; however, we cannot currently estimate the impact these impairment tests will have on our consolidated financial position or results of operations. Any impairment loss recognized as a result of initially adopting SFAS No. 142 will be recorded as a cumulative effect of a change in accounting principle. Subsequent to adoption, impairment charges will be recognized in operations. The amortization provisions of SFAS No. 142 are expected to benefit our results of operations by approximately $6,600,000, or $.04 per share diluted, on an annual basis as a result of no longer amortizing goodwill and certain intangibles.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of (other than goodwill and intangibles which are covered by SFAS No. 142). SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 will be effective for us beginning in the first quarter of 2002. We have not completed our review of SFAS No. 144 but do not expect there to be a material effect on our consolidated financial position or results of operations.

  2000 COMPARED TO 1999

  RESULTS OF OPERATIONS

     Net loss was $54,502,000 for the year ended December 31, 2000, compared to net loss of $134,647,000 for the year ended December 31, 1999. Net loss for 2000 included a pre-tax charge of approximately $44,400,000 related to increasing reserves for patient care liability costs (See "Operating and Administrative Expenses"), as well as pre-tax charges totaling approximately $43,000,000 for asset impairments, workforce reductions and other unusual items (as described below). Net loss for 1999 included special pre-tax charges of approximately $202,400,000 related to the settlements of, and investigation costs related to, the Allocation Investigations, as well as pre-tax charges totaling approximately $23,800,000 for asset impairments, workforce reductions and other unusual items.

     During 2000, we recorded pre-tax charges totaling approximately $43,000,000, including $35,500,000 for asset impairments and $6,100,000 for workforce reductions. These asset impairment charges primarily related to:

     - write-down of goodwill of $24,800,000 and property and equipment of $1,000,000 on certain under-performing outpatient therapy clinics primarily having operating losses for the past three years and expected future operating losses. These assets were included in the total assets of the TMX operating segment.

     - write-down of property and equipment of $5,100,000 and recording of closing and other costs of $3,000,000 related to six nursing facilities with an aggregate carrying value of approximately $6,000,000. Management closed or terminated the leases on five of these facilities during 2001. These assets generated pre-tax losses of approximately $2,400,000 during the year ended December 31, 2000 and were included in the total assets of our Nursing Facilities operating segment.

     - write-off of abandoned projects totaling $2,100,000;

     - write-off of an investment in a physician practice management company of $2,000,000; and

     - reversal of $2,500,000 of prior year asset impairment charges.

     The workforce reduction charges of $6,100,000 primarily related to severance agreements associated with seven executives. Approximately $2,200,000 was paid during 2000, and the remainder was paid during the first quarter of 2001. Four of the executives were notified in late 2000 that their positions would be eliminated as part of a reorganization of our operating and support group functions. This reorganization was formally announced in the first quarter of 2001.

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

     - impairment losses of $17,000,000 on 10 nursing facilities that pled guilty to submitting erroneous cost reports to the Medicare program in conjunction with the criminal settlement and were required to be sold or closed;

     - $39,000,000 for certain prior year cost report related items estimated to be affected by the settlements;

     - $3,100,000 of debt issuance and refinancing costs related to various bank debt modifications as a result of the settlements; and

     - $14,500,000 for other investigation and settlement related costs.

     During the fourth quarter of 1999, we recorded pre-tax charges totaling approximately $23,800,000 related to restructuring of agreements on certain leased facilities, severance and other workforce reduction expenses, asset impairments and other unusual items. We negotiated the terminations of lease agreements on 19 nursing facilities (2,047 beds), which resulted in a pre-tax charge of $17,300,000. We disposed of 17 of these nursing facilities during 2000 and one additional facility during 2001. During 2000, we reversed $2,500,000 of the original charge for changes in our initial accounting estimates. In addition, we accrued

$5,900,000 during the fourth quarter of 1999 primarily related to severance agreements associated with three executives. Substantially all of the $5,900,000 was paid during the first quarter of 2000.

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

  NET OPERATING REVENUES

     We reported net operating revenues of $2,625,610,000 during the year ended December 31, 2000 compared to $2,546,672,000 for the same period in 1999. Approximately 92% and 91% of our total net operating revenues for the years ended December 31, 2000 and 1999, respectively, were derived from services provided by our nursing facilities segment. The increase in net operating revenues of approximately $78,900,000 for the year ended December 31, 2000, as compared to the same period in 1999, consists of the following:

     - an increase of $96,800,000 from facilities we operated during each of the years ended December 31, 2000 and 1999 ("same facility operations");

     - an increase of $50,500,000 due to acquisitions and openings of newly-constructed facilities;

     - partially offset by a decrease of $68,400,000 due to dispositions.

     The increase in net operating revenues of $96,800,000 from same facility operations related to the following:

     - $123,100,000 due to an increase in Medicaid, Medicare and private payment rates;

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

     Net operating revenues increased $50,500,000 for the year ended December 31, 2000, as compared to the same period in 1999, due to acquisitions which occurred during the years ended December 31, 2000 and 1999. (See "2001 Compared to 2000 -- Results of Operations" for discussion of 2000 acquisitions.) During 1999, we purchased three outpatient therapy clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets. In addition, we opened eight newly-constructed nursing facilities (979 beds) and three assisted living centers (156 units) during 1999. The acquisitions of the facilities and other assets were accounted for as purchases. The operations of the acquired facilities and other assets, as well as the newly-constructed facilities, were immaterial to our consolidated financial position and results of operations.

     Net operating revenues decreased $68,400,000 for the year ended December 31, 2000, as compared to the same period in 1999, due to dispositions that occurred during the years ended December 31, 2000 and 1999. (See "2001 Compared to 2000 -- Results of Operations" for discussion of 2000 dispositions.)

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

     Our weighted average wage rate and use of contract nursing personnel increased in 2000 as compared to 1999. Many of our nursing facilities were having increasing difficulties attracting nursing assistants, certified nurses' aides and other personnel. We continue to address this challenge through several recruiting and retention programs and training initiatives. No assurance can be given that these programs and training initiatives will improve or stabilize our ability to attract these nursing and related personnel.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had approximately $89,300,000 in cash and cash equivalents, approximately $31,800,000 of net working capital and approximately $134,500,000 of unused commitments under our $150,000,000 revolving credit facility.

     Net cash provided by operating activities for the year ended December 31, 2001 was approximately $220,900,000. This amount increased approximately $183,900,000 from the year ended December 31, 2000 primarily due to the following:

     - operational improvements, as reflected by the increase in EBITDA in 2001 over 2000;

     - a reduction in patient accounts receivable during the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily due to improved collections, as well as an increase in Medicare periodic interim payments;

     - proceeds received during 2001 of $28,900,000 related to a refund of certain workers compensation premiums and a settlement on certain insurance policies; and

     - the $25,000,000 civil and $5,000,000 criminal settlement payments made during the first quarter of 2000, which negatively impacted operating cash flows for the year ended December 31, 2000.

     Net cash used for investing and financing activities were approximately $86,700,000 and $70,800,000, respectively, for the year ended December 31, 2001. From investing activities, we received cash proceeds of approximately $20,800,000 from the dispositions of facilities and other assets and we paid for capital expenditures totaling approximately $89,400,000. Our primary financing activity during 2001 included net repayments of $65,000,000 on our debt obligations.

     During April 2001, we completed the restructuring of our $375,000,000 credit facility, which was scheduled to mature on December 31, 2001. We entered into a new $150,000,000 credit facility (the "Credit Facility") which matures in April 2004 and issued $200,000,000 of 9 5/8% senior notes due 2009 (the "Senior Notes") through a private placement. During the second quarter of 2001, we filed a registration statement under Form S-4 with the Securities and Exchange Commission registering the Senior Notes. During the third quarter, we exchanged (the "Exchange Offer") all of the Senior Notes issued through the private placement for publicly registered Senior Notes. We did not receive any proceeds as a result of the Exchange Offer. The Senior Notes are unsecured obligations, guaranteed by substantially all of our present and future subsidiaries (the "Subsidiary Guarantors") and impose on us certain restrictive covenants. The net proceeds from issuance of the Senior Notes were used to repay borrowings under the $375,000,000 credit facility and for general corporate purposes.

     The Credit Facility provides for a Revolver/Letter of Credit Facility. Revolver borrowings currently bear interest at adjusted LIBOR plus 2.625%, the Base Rate, as defined, plus 1.625% or the adjusted CD rate, as defined, plus 2.75%, at our option. These interest rates may be adjusted quarterly based on a leverage ratio calculation. The Credit Facility is secured by mortgages on certain nursing facilities and the stock of certain subsidiaries, is guaranteed by the Subsidiary Guarantors and imposes on us certain financial tests and restrictive covenants.

     Effective December 31, 2001, we executed an amendment to our Credit Facility, as well as amendments with certain of our other lenders covering debt of approximately $132,500,000 (collectively the "Amendments"), which modified certain financial covenant levels. The Amendments were required because recording the special charges, as discussed in Item 8 -- Notes 2 and 3, would have resulted in our noncompliance with certain financial covenants contained in those debt agreements.

     During 2001, we entered into a $2,900,000 promissory note in conjunction with the construction of a nursing facility and notes payable of approximately $18,400,000 in conjunction with the acquisitions of seven nursing facilities. Such debt instruments bear interest at rates ranging from 7.00% to 10.25%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

     At December 31, 2001, we leased 11 nursing facilities (6 of which are in Florida), one assisted living center and our corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the lessor. We have the option to purchase the facilities at the end of the initial lease terms at original cost. Such financing arrangement was entered into for the construction of these facilities and as of December 31, 2001, had $112,400,000 of outstanding commitments ($42,900,000 of which was paid down in January 2002 in conjunction with the sale of our Florida facilities).

     We currently anticipate that cash flows from operations and borrowings under our banking arrangements, if required, will be adequate to repay our debts due within one year of approximately $64,200,000, to make normal recurring capital additions and improvements of approximately $80,000,000, to make operating lease and other contractual payments of approximately $127,800,000, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the year ending December 31, 2002. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

OBLIGATIONS AND COMMITMENTS

     A summary of our long-term contractual obligations and commitments in future years as of December 31, 2001 is as follows (in thousands):

                                                          PAYMENTS DUE BY PERIOD
                                               ---------------------------------------------
                                    TOTAL        2002     2003-2004   2005-2006   AFTER 2006
                                  ----------   --------   ---------   ---------   ----------
Contractual obligations:
Long-term debt..................  $  731,382   $ 62,976   $ 68,426    $245,533     $354,447
Capital lease obligations.......      10,291      1,255      1,624         967        6,445
Operating leases................     287,254     71,838    109,015      56,548       49,853
Other long-term obligations.....     145,144     53,125     36,250      36,250       19,519
Data processing agreement.......       4,144      2,878      1,266          --           --
                                  ----------   --------   --------    --------     --------
  Total contractual cash
     obligations................  $1,178,215   $192,072   $216,581    $339,298     $430,264
                                  ==========   ========   ========    ========     ========

                                                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                        TOTAL     ---------------------------------------------
                                       AMOUNTS                                          AFTER
                                      COMMITTED     2002     2003-2004    2005-2006      2006
                                      ---------   --------   ----------   ----------   --------
Other commercial commitments:
Lines of credit.....................   $ 1,000    $ 1,000     $    --       $   --     $    --
Letters of credit...................     9,796      9,796          --           --          --
Guarantees..........................    53,594     23,481      10,908        5,595      13,610
Other commercial commitments........     1,500      1,500          --           --          --
                                       -------    -------     -------       ------     -------
  Total commercial commitments......   $65,890    $35,777     $10,908       $5,595     $13,610
                                       =======    =======     =======       ======     =======

     These obligations and commitments do not include $70,000,000 of Medium Term Notes due March 2005, which are off-balance sheet obligations of the Company (See Item 8 -- Note 6).

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

                                                                                                      FAIR VALUE     FAIR VALUE
                                                                                                     DECEMBER 31,   DECEMBER 31,
EXPECTED MATURITY DATES   2002      2003       2004      2005       2006     THEREAFTER    TOTAL         2001           2000
-----------------------  -------   -------   --------   -------   --------   ----------   --------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                 ----------------------
Total long-term debt:
 Fixed rate............  $41,116   $31,901   $ 37,659   $26,021   $219,887    $359,598    $716,182     $734,602       $570,029
 Average interest
   rate................     7.61%     8.21%      7.87%     8.04%      8.86%       9.13%

 Variable rate.........  $23,115   $   233   $    257   $   281   $    311    $  1,294    $ 25,491     $ 25,491       $202,670
 Average interest
   rate................     5.80%     5.62%      5.59%     5.57%      5.54%       5.83%

Total notes receivable:
 Fixed rate............  $19,304   $ 7,206   $     18   $    18   $     --    $     --    $ 26,546     $ 21,660       $  2,243
 Average interest
   rate................     6.65%     9.34%        --        --         --          --

 Variable rate.........  $    72   $    73   $     79   $    84   $     89    $    653    $  1,050     $  1,050       $  1,198
 Average interest
   rate................     5.75%     5.75%      5.75%     5.75%      5.75%       5.75%

Off-balance sheet
 financing(1):
 Variable rate.........  $    --   $    --   $182,357   $    --   $     --    $     --    $182,357     $182,357       $183,534
 Average interest
   rate................       --        --       4.56%       --         --          --

---------------

(1) $42,900,000 was paid down in January 2002 in conjunction with the sale of our Florida facilities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   37
Consolidated Balance Sheets.................................   38
Consolidated Statements of Operations.......................   39
Consolidated Statements of Stockholders' Equity.............   40
Consolidated Statements of Cash Flows.......................   41
Notes to Consolidated Financial Statements..................   42
Supplementary Data (Unaudited) -- Quarterly Financial
  Data......................................................   65

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beverly Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Little Rock, Arkansas
February 4, 2002

                           BEVERLY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................  $   89,343   $   25,908
  Accounts receivable -- patient, less allowance for
     doubtful accounts:
     2001 -- $51,400; 2000 -- $91,636.......................     242,865      323,143
  Accounts receivable -- nonpatient, less allowance for
     doubtful accounts:
     2001 -- $908; 2000 -- $1,106...........................      12,914       19,831
  Notes receivable, less allowance for doubtful notes:
     2001 -- $714; 2000 -- $72..............................      18,662        2,197
  Operating supplies........................................      25,701       29,134
  Deferred income taxes.....................................          --       24,379
  Assets held for sale......................................     120,843           --
  Prepaid expenses and other................................      13,720       18,787
                                                              ----------   ----------
          Total current assets..............................     524,048      443,379
Property and equipment, net.................................     873,585    1,063,247
Other assets:
  Goodwill, net.............................................     144,884      203,742
  Deferred income taxes.....................................          --       27,721
  Other, less allowance for doubtful accounts and notes:
     2001 -- $4,393; 2000 -- $3,767.........................     138,553      137,904
                                                              ----------   ----------
          Total other assets................................     283,437      369,367
                                                              ----------   ----------
                                                              $1,681,070   $1,875,993
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   93,728   $   84,420
  Accrued wages and related liabilities.....................     109,295      106,300
  Accrued interest..........................................      14,708       15,744
  General and professional liabilities......................      51,784        8,655
  Federal government settlement obligations.................      45,891       10,024
  Other accrued liabilities.................................     112,609       80,457
  Current portion of long-term debt.........................      64,231      227,111
                                                              ----------   ----------
          Total current liabilities.........................     492,246      532,711
Long-term debt..............................................     677,442      564,247
Other liabilities and deferred items........................     214,885      195,042
Commitments and contingencies
Stockholders' equity:
  Preferred stock, shares authorized: 25,000,000............          --           --
  Common stock, shares issued: 2001 -- 112,813,303;
     2000 -- 112,818,798....................................      11,281       11,282
  Additional paid-in capital................................     887,668      876,981
  Accumulated deficit.......................................    (495,203)    (193,931)
  Accumulated other comprehensive income....................       2,029          718
  Treasury stock, at cost: 2001 -- 8,515,758 shares;
     2000 -- 9,061,300 shares...............................    (109,278)    (111,057)
                                                              ----------   ----------
          Total stockholders' equity........................     296,497      583,993
                                                              ----------   ----------
                                                              $1,681,070   $1,875,993
                                                              ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Net operating revenues...................................  $2,709,861   $2,625,610   $2,546,672
Interest income..........................................       3,077        2,650        4,335
                                                           ----------   ----------   ----------
          Total revenues.................................   2,712,938    2,628,260    2,551,007
Costs and expenses:
  Operating and administrative:
     Wages and related...................................   1,626,354    1,591,519    1,542,148
     Provision for insurance and related items...........     101,418      120,893       88,377
     Other...............................................     737,079      769,502      723,803
  Interest...............................................      79,373       80,016       72,578
  Depreciation and amortization..........................      93,001      100,061       99,160
  Asset impairments, workforce reductions and other
     unusual items.......................................     238,102       43,033       23,818
  Special charges related to an offer to settle and a
     settlement with the federal government..............      77,495           --      202,447
  Year 2000 remediation..................................          --           --       12,402
                                                           ----------   ----------   ----------
          Total costs and expenses.......................   2,952,822    2,705,024    2,764,733
                                                           ----------   ----------   ----------
Loss before provision for (benefit from) income taxes....    (239,884)     (76,764)    (213,726)
Provision for (benefit from) income taxes................      61,388      (22,262)     (79,079)
                                                           ----------   ----------   ----------
Net loss.................................................  $ (301,272)  $  (54,502)  $ (134,647)
                                                           ==========   ==========   ==========
Basic and diluted loss per share of common stock:
  Net loss per share of common stock.....................  $    (2.90)  $    (0.53)  $    (1.31)
                                                           ==========   ==========   ==========
  Shares used to compute net loss per share..............     104,037      102,452      102,491
                                                           ==========   ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                             ACCUMULATED
                                                                 ADDITIONAL                     OTHER
                                           PREFERRED   COMMON     PAID-IN     ACCUMULATED   COMPREHENSIVE   TREASURY
                                             STOCK      STOCK     CAPITAL       DEFICIT     INCOME (LOSS)     STOCK       TOTAL
                                           ---------   -------   ----------   -----------   -------------   ---------   ---------
Balances at January 1, 1999..............   $    --    $11,028    $876,383     $  (4,782)      $  760       $(107,183)  $ 776,206
  Employee stock transactions related to
    106,642 shares of common stock,
    net..................................        --        10         (746)           --           --              --        (736)
  Comprehensive income (loss):
    Unrealized gains on securities, net
      of income taxes of $202............        --        --           --            --          301              --         301
    Net loss.............................        --        --           --      (134,647)          --              --    (134,647)
                                                                                                                        ---------
  Total comprehensive loss...............        --        --           --            --           --              --    (134,346)
                                            -------    -------    --------     ---------       ------       ---------   ---------
Balances at December 31, 1999............        --    11,038      875,637      (139,429)       1,061        (107,183)    641,124
  Employee stock transactions related to
    2,436,442 shares of common stock,
    net..................................        --       244        1,344            --           --              --       1,588
  Purchase of 1,174,500 shares of common
    stock for treasury...................        --        --           --            --           --          (3,874)     (3,874)
  Comprehensive income (loss):
    Foreign currency translation
      adjustments, net of income taxes of
      $257...............................        --        --           --            --          383              --         383
    Unrealized losses on securities, net
      of income tax benefit of $177......        --        --           --            --         (263)             --        (263)
    Gains reclassified into earnings from
      other comprehensive income, net of
      income tax benefit of $311.........        --        --           --            --         (463)             --        (463)
    Net loss.............................        --        --           --       (54,502)          --              --     (54,502)
                                                                                                                        ---------
  Total comprehensive loss...............        --        --           --            --           --              --     (54,845)
                                            -------    -------    --------     ---------       ------       ---------   ---------
Balances at December 31, 2000............        --    11,282      876,981      (193,931)         718        (111,057)    583,993
  Employee stock transactions related to
    5,495 shares of common stock, net....        --        (1)       8,456            --           --              --       8,455
  Reissuance of 545,542 shares of common
    stock from treasury..................        --        --        2,231            --           --           1,779       4,010
  Comprehensive income (loss):
    Foreign currency translation
      adjustments, net of income tax
      benefit of $222....................        --        --           --            --         (330)             --        (330)
    Unrealized gains on securities, net
      of income taxes of $1,104..........        --        --           --            --        1,641              --       1,641
    Net loss.............................        --        --           --      (301,272)          --              --    (301,272)
                                                                                                                        ---------
  Total comprehensive loss...............        --        --           --            --           --              --    (299,961)
                                            -------    -------    --------     ---------       ------       ---------   ---------
Balances at December 31, 2001............   $    --    $11,281    $887,668     $(495,203)      $2,029       $(109,278)  $ 296,497
                                            =======    =======    ========     =========       ======       =========   =========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2001         2000          1999
                                                              ---------   -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(301,272)  $   (54,502)  $  (134,647)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................     93,001       100,061        99,160
    Provision for reserves on patient, notes and other
      receivables, net......................................     44,251        72,481        32,089
    Amortization of deferred financing costs................      4,051         2,571         2,909
    Asset impairments, workforce reductions and other
      unusual items.........................................    238,102        43,033        23,818
    Special charges related to an offer to settle and a
      settlement with the federal government................     77,495            --       202,447
    (Gains) losses on dispositions of facilities and other
      assets, net...........................................       (568)       (2,013)        4,004
    Deferred income taxes...................................     54,901       (26,262)      (83,079)
    Insurance related accounts..............................     11,830        38,376        33,500
    Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
      Accounts receivable -- patient........................     (3,523)      (78,608)          901
      Operating supplies....................................        567         2,367          (800)
      Prepaid expenses and other receivables................        728        (3,188)        1,121
      Accounts payable and other accrued expenses...........      8,846       (47,144)      (16,536)
      Income taxes payable..................................        188         1,348        25,175
      Other, net............................................     (7,700)      (11,510)         (921)
                                                              ---------   -----------   -----------
         Total adjustments..................................    522,169        91,512       323,788
                                                              ---------   -----------   -----------
         Net cash provided by operating activities..........    220,897        37,010       189,141
Cash flows from investing activities:
  Capital expenditures......................................    (89,401)      (76,027)      (95,414)
  Proceeds from dispositions of facilities and other
    assets..................................................     20,795        24,335        41,941
  Payments for acquisitions, net of cash acquired...........     (4,024)       (3,797)       (6,985)
  Collections on notes receivable...........................        238        17,804        22,185
  Proceeds from (payments for) designated funds, net........     (8,950)          503           256
  Other, net................................................     (5,312)       (4,555)      (33,264)
                                                              ---------   -----------   -----------
         Net cash used for investing activities.............    (86,654)      (41,737)      (71,281)
Cash flows from financing activities:
  Revolver borrowings.......................................    442,000     1,508,000     1,132,000
  Repayments of Revolver borrowings.........................   (606,000)   (1,458,000)   (1,284,000)
  Proceeds from issuance of long-term debt..................    205,248            --       125,820
  Repayments of long-term debt..............................   (106,150)      (39,217)      (80,605)
  Purchase of common stock for treasury.....................         --        (3,874)           --
  Proceeds from exercise of stock options...................      3,648            81           129
  Deferred financing costs paid.............................     (9,554)       (1,007)       (3,830)
                                                              ---------   -----------   -----------
         Net cash provided by (used for) financing
           activities.......................................    (70,808)        5,983      (110,486)
                                                              ---------   -----------   -----------
Net increase in cash and cash equivalents...................     63,435         1,256         7,374
Cash and cash equivalents at beginning of year..............     25,908        24,652        17,278
                                                              ---------   -----------   -----------
Cash and cash equivalents at end of year....................  $  89,343   $    25,908   $    24,652
                                                              =========   ===========   ===========
Supplemental schedule of cash flow information:
  Cash paid (received) during the year for:
    Interest, net of amounts capitalized....................  $  76,358   $    75,839   $    68,314
    Income tax payments (refunds), net......................      6,299         2,652       (21,175)

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     References herein to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries.

     We provide healthcare services in 32 states and the District of Columbia. Our operations include nursing facilities, assisted living centers, hospice and home care centers, outpatient therapy clinics and rehabilitation therapy services. Our consolidated financial statements include the accounts of the Company and all of our wholly owned subsidiaries, except for a bankruptcy remote, legally-isolated subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

  Intangible Assets

     Goodwill (stated at cost less accumulated amortization of $32,505,000 in 2001 and $34,985,000 in 2000) has been amortized over periods not to exceed 40 years using the straight-line method. Operating and leasehold rights and licenses, which are included in the consolidated balance sheet caption "Other assets," (stated at cost less accumulated amortization of $11,297,000 in 2001 and $17,538,000 in 2000) are amortized over the lives of the related assets (not to exceed 40 years) and leases (principally 10 to 15 years), using the straight-line method.

     On an ongoing basis, we review the carrying value of our intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such shortfall. In addition, we assess long-lived assets for impairment under SFAS No. 121 (see below). Under those rules, intangible assets associated with assets acquired in a purchase business combination are included in impairment evaluations when events or circumstances exist that indicate the carrying value of those assets may not be recoverable. As of December 31, 2001, we do not believe there is any indication that the carrying values of our intangibles need to be adjusted, after consideration of impairments recorded in 2001.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 will be effective for us beginning in the first quarter of 2002. We are currently performing the required impairment tests on our goodwill and other indefinite life intangibles; however, we cannot estimate the impact these impairment tests will have on our consolidated financial position or results of operations. Any impairment loss recognized as a result of initially adopting SFAS No. 142 will be recorded as a cumulative effect of a change in accounting principle. Subsequent to adoption, impairment charges will be recognized in operations. The amortization provisions of SFAS No. 142 are expected to benefit our results of operations by approximately $6,600,000, or $.04 per share diluted, on an annual basis as a result of no longer amortizing goodwill and certain intangibles.

  Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, ("SFAS No. 121") requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset, usually based on discounted cash flows, to its carrying amount. In accordance with SFAS No. 121, we assess the need for an impairment write-down when such indicators of impairment are present. (See Note 3).

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 will be effective for us beginning in the first quarter of 2002. We have not completed our review of SFAS No. 144 but do not expect there will be a material effect on our consolidated financial position or results of operations.

  Insurance

     General liability and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive and difficult to estimate. We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care services. These provisions are made based upon the results of independent actuarial valuations and other information available, including management's best judgments and estimates. These provisions and liabilities have been escalating in recent periods. Based on a study completed by an independent actuarial firm, we recorded a pre-tax charge in 2000 of approximately $44,400,000 related to increasing reserves for patient care liability costs, primarily in the state of Florida. Excluding such charge from 2000, our provision for insurance and related items increased approximately $24,900,000 for the year ended December 31, 2001, as compared to the same period in 2000. This increase was primarily related to an increase in our patient care liability costs, primarily in

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Florida. We have completed the sale of our Florida facilities; however, we are liable for patient care liability claims and other costs for those facilities through the date of sale, subject to insurance. There can be no assurance that such provision and liability will not require material adjustment in future periods.

     On December 31, 1998, Beverly Indemnity, Ltd., one of our wholly owned subsidiaries, completed a risk transfer of substantially all of its pre-May 1998 auto liability, general liability, professional liability and workers' compensation claims liability to a third party insurer effected through a loss portfolio transfer ("LPT") valued as of December 31, 1998. In exchange for a premium of approximately $116,000,000, we acquired reinsurance of approximately $180,000,000 to insure auto liability, general liability, professional liability and workers' compensation losses. In addition, in exchange for a premium of approximately $4,000,000, we acquired excess coverage of approximately $20,000,000 for general liability losses. As of December 31, 2001, based upon estimates and analyses by our independent actuaries, the remaining liabilities for those losses exceeding the total aggregate limit were approximately $26,000,000 on a discounted basis. These amounts have been reflected in our insurance reserves at December 31, 2001.

     Prior to the LPT, and for subsequent periods not covered by the LPT, we insure the majority of our auto liability, general liability, professional liability and workers' compensation risks through insurance policies with third parties, some of which are subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd. The liabilities for estimated incurred losses not covered by third party insurance are discounted at 10% to their present value based on expected loss payment patterns determined by independent actuaries. The discount rate approximates our incremental borrowing rate for uncollateralized debt. Had the discount rate been reduced by one-half of a percentage point, we would have incurred a pre-tax charge of approximately $1,219,000 for the year ended December 31, 2001. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Accrued wages and related liabilities.......................  $  1,996   $  2,128
General and professional liabilities........................    51,784      8,655
Other liabilities and deferred items........................   119,910     97,025
                                                              --------   --------
                                                              $173,690   $107,808
                                                              ========   ========

     On an undiscounted basis, the total insurance liabilities as of December 31, 2001 and 2000 were approximately $203,800,000 and $126,400,000, respectively. As of December 31, 2001, we had deposited approximately $2,200,000 in funds (the "Beverly Indemnity funds") that are restricted for the payment of insured claims. In addition, we anticipate that approximately $9,800,000 of our existing cash at December 31, 2001, while not legally restricted, will be utilized primarily to fund certain workers' compensation and general and professional liability claims and expenses. We do not expect to use this cash for other purposes.

  Stock Based Awards

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair market value on the date of grant. We have elected to continue accounting for our stock-based awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant. However, we recognize compensation expense for our restricted stock grants at the fair market value of our Common Stock on the date of grant over

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

the respective vesting periods on a straight-line basis. See Note 8 for the pro forma effects on our reported net loss and diluted net loss per share if we recognized compensation expense on stock-based awards in accordance with SFAS No. 123.

  Revenues

     Our revenues are derived primarily from providing long-term healthcare services. Approximately 77%, 74% and 72% of our net operating revenues for 2001, 2000 and 1999, respectively, were derived from federal and state medical assistance programs. Approximately 44% and 52% of our net patient accounts receivable at December 31, 2001 and 2000, respectively, are due from such programs. We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

     Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. See Note 2 for a discussion of a settlement offer made to the federal government in February 2002 related to open Medicare cost reimbursement issues. Excluding this settlement offer, changes in estimates related to third party receivables resulted in a decrease in net operating revenues of approximately $2,000,000 for each of the years ended December 31, 2001 and 1999, and an increase in net operating revenues of approximately $8,100,000 for the year ended December 31, 2000.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with laws and regulations governing the Medicare and Medicaid programs are subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. In addition, under the Medicare program, if the federal government makes a formal demand for reimbursement, even related to contested items, payment must be made for those items before the provider is given an opportunity to appeal and resolve the issue.

  Concentration of Credit Risk

     We have significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicare and Medicaid. These receivables represent our only concentration of credit risk. We do not believe there are significant credit risks associated with these governmental programs. We believe that an adequate provision, based on historical experience, has been made for the possibility of these and other receivables proving uncollectible and continually monitor and adjust these allowances as necessary. In establishing our estimate of uncollectible accounts, we consider our historical collection experience, the aging of the account and the payor classification.

  Income Taxes

     We follow the liability method in accounting for income taxes. The liability method requires deferred tax assets and liabilities to be recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. (See Note 9).

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Comprehensive Income (Loss)

     Comprehensive loss includes net loss, as well as charges and credits to stockholders' equity not included in net loss. Accumulated other comprehensive income, net of income taxes, consists of the following (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                               2001    2000
                                                              ------   ----
Net unrealized gains on available-for-sale securities.......  $1,976   $335
Foreign currency translation adjustments....................      53    383
                                                              ------   ----
                                                              $2,029   $718
                                                              ======   ====

     During the year ended December 31, 2000, we transferred one of our securities from the available-for-sale category to the trading category. As a result of such transfer, we reversed $463,000 of unrealized gains, net of income taxes, on such security and recognized a pre-tax gain of $1,477,000 in 2000. During 2001, this security was sold and we recognized an additional pre-tax gain of $256,000. These gains were included in net operating revenues.

  New Accounting Standard for Business Combinations

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), which is effective for all business combinations completed after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria to recognize intangible assets separately from goodwill. We do not expect there to be a significant impact on our consolidated financial position, results of operations or cash flows as a result of adopting SFAS No. 141.

  Other

     Certain prior year amounts have been reclassified to conform with the 2001 financial statement presentation.

2. SPECIAL CHARGES RELATED TO AN OFFER TO SETTLE AND A SETTLEMENT WITH THE FEDERAL GOVERNMENT

     In February 2002, we made a settlement offer to the Centers for Medicare and Medicaid Services ("CMS"), which, if accepted, would resolve reimbursement issues relating to costs of services provided to Medicare patients during 1996 through 1998 under the federal government's former cost-reimbursement system. This settlement offer would also resolve reimbursement issues for co-payments due from Medicare beneficiaries, who were also eligible for Medicaid, for years 1999 and 2000. Because the issues related to this settlement offer arose prior to December 31, 2001, we reflected this settlement offer in our 2001 financial statements. As a result, we recorded a special pre-tax charge of approximately $77,500,000 for the year ended December 31, 2001, which included:

     - $35,000,000 related to a proposed cash payment to CMS, which, if accepted, is expected to be made during 2002;

     - $81,500,000 related to the write-off of Medicare cost report receivables for 1996 through 1998 and co-payment issues for 1999 and 2000; offset by

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2. SPECIAL CHARGES RELATED TO AN OFFER TO SETTLE AND A SETTLEMENT WITH THE
FEDERAL
   GOVERNMENT -- (CONTINUED)

     - $39,000,000 in reserves established in conjunction with the 2000 investigation settlements as discussed below.

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

     - impairment losses of $17,000,000 on 10 nursing facilities that pled guilty to submitting erroneous cost reports to the Medicare program in conjunction with the criminal settlement, and were required to be sold or closed;

     - $39,000,000 reserves for certain prior year cost report related items affected by the settlements;

     - $3,100,000 of debt issuance and refinancing costs related to various bank debt modifications as a result of the settlements; and

     - $14,500,000 for other investigation and settlement related costs.

     The remaining reserves related to these items are included in the consolidated balance sheet captions as follows (in thousands):

                                                               2001       2000
                                                              -------   --------
Federal government settlement obligations...................  $10,891   $ 10,024
Other accrued liabilities...................................    8,267      8,877
Other liabilities and deferred items........................   73,968     84,846
Allowances for accounts receivable -- patient...............       --     39,327
                                                              -------   --------
                                                              $93,126   $143,074
                                                              =======   ========

3. ASSET IMPAIRMENTS, WORKFORCE REDUCTIONS AND OTHER UNUSUAL ITEMS

     During 2001, we recorded pre-tax charges totaling approximately $238,100,000, primarily including $211,800,000 for asset impairments and exit costs and $24,200,000 for workforce reductions. The asset impairment and exit costs primarily relate to:

     - $75,100,000 write-down of Florida facilities and $55,100,000 of Florida exit costs, as discussed below;

     - write-down of goodwill of $31,200,000, and property, equipment and other intangible assets of $1,300,000 on certain under-performing outpatient therapy clinics, as well as Theraphysics, our managed care contracting entity, which had operating losses for the past three years and expected future operating losses. These assets were included in the total assets of the TMX operating segment during the year ended December 31, 2001;

     - write-down of goodwill of $21,800,000, property, equipment and other intangible assets of $1,000,000 and recording of closing and other cost of $4,600,000 on under-performing Home Care businesses that management plans to turnaround operations or dispose of during 2002. These assets were included in

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

3. ASSET IMPAIRMENTS, WORKFORCE REDUCTIONS AND OTHER UNUSUAL
   ITEMS -- (CONTINUED)

   the total assets of the Innovation and Services operating segment during the year ended December 31, 2001;

     - write-down of property and equipment of $10,000,000, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities that management plans to sell, close or terminate the leases on. These assets were included in the total assets of the Nursing Facilities operating segment during the year ended December 31, 2001;

     - write-off of abandoned projects and investments totaling $7,800,000; and

     - $3,300,000 related to the termination of a lease in Indiana, including the write-off of net book value of the related assets.

     The asset impairment analyses on our clinics, units and facilities included:

     - estimating the undiscounted cash flows to be generated by each clinic, unit or facility, primarily over the weighted average remaining life of the assets; and

     - reducing the carrying value of the asset to the estimated fair value when the total undiscounted cash flows was less than the current book value of the clinic, unit or facility.

     In order to estimate the fair values of the clinic, unit or facility we used a discounted cash flow approach. For the nursing homes, we discounted the estimated future cash flows over the remaining lives of the primary assets. For other lines of business that lack significant property investments, we discounted the next 10 years of expected cash flows. Cash flows for all lines of business were estimated using historical results, without an inflation factor, and adjusted for known trends. Those cash flows were discounted at our weighted average cost of capital. A 1% change in the discount rate would not have a material impact on the impairment calculations. A substantial change in the estimated future cash flows for these businesses could materially change the estimated fair values of these assets, possibly resulting in an additional impairment. In certain of the Home Care businesses where the cash flows were negative, we estimated the fair values based on our knowledge of recent sales of comparable businesses.

     During the first quarter of 2001, a formal plan was initiated by management to pursue the sale of our nursing home operations in Florida, which included 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) (the "Florida facilities"). The plan included the pursuit of the sale of one additional nursing facility (56 beds) which was sold during the third quarter of 2001 and certain other assets which will be sold in separate transactions. The decision to sell these properties was made due primarily to the excessive patient care liability costs that we had been incurring in recent periods in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations at March 31, 2001 were considered assets to be disposed of, as that term is defined in SFAS No. 121. Management estimated the fair value less selling costs of such assets based upon verbal and non-binding purchase prices from potential buyers and determined that an impairment write-down was necessary as of March 31, 2001. The pre-tax charge recorded during the first quarter of 2001 related to this write-down was approximately $68,900,000. In July 2001, we entered into a definitive agreement to sell the Florida facilities to FC Properties, formerly known as NMC of Florida, LLC, and recorded an additional impairment write-down of approximately $6,200,000. Effective December 1, 2001 we entered into a lease agreement on the Florida facilities with Florida Health Care Properties and we closed the real estate sale on January 8, 2002 with no further gain or loss.

     In conjunction with the sale of Florida, we also recorded pre-tax charges totaling $55,100,000 for certain exit costs. These costs relate to severance agreements, termination payments on certain contracts and various

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

3. ASSET IMPAIRMENTS, WORKFORCE REDUCTIONS AND OTHER UNUSUAL
   ITEMS -- (CONTINUED)

other items. At December 31, 2001, the Florida assets held for sale totaled approximately $120,843,000 and are classified as current assets in the condensed consolidated balance sheet.

     Annualized revenues for the Florida facilities were approximately $288,000,000. During the year ended December 31, 2001, our Florida nursing home operations recorded pre-tax income of approximately $612,000. Such amount does not include certain costs which are currently recorded at the parent company level and are not fully allocated to the individual subsidiaries or facilities. In accordance with SFAS No. 121, we did not record depreciation and amortization expense on the Florida assets during the period these assets were held for sale, since these assets were adjusted to their estimated net realizable value. The amount of depreciation and amortization expense that we did not have to record during the year ended December 31, 2001 on the Florida assets was approximately $6,785,000.

     In January 2001, we implemented a new three-year strategic plan and operationally reorganized our business. As a result of this operational reorganization, we recorded pre-tax charges totaling approximately $24,200,000 during 2001. Approximately $23,100,000 of these pre-tax charges related to severance and other employment agreements for approximately 240 associates who were notified in 2001 that their positions would be eliminated, including:

     - $18,000,000 of cash expenses, approximately $10,900,000 of which was paid during the year ended December 31, 2001;

     - non-cash expenses of $4,500,000 related to the issuance of shares under our Stock Grant Plan; and

     - non-cash expenses of $600,000 related to other long-term incentive agreements.

     During 2000, we recorded pre-tax charges totaling approximately $43,000,000, primarily including $35,500,000 for asset impairments and $6,100,000 for workforce reductions. The asset impairment charges of $35,500,000 primarily related to:

     - write-down of goodwill of $24,800,000 and property and equipment of $1,000,000 on certain under-performing outpatient therapy clinics having operating losses for the past three years and expected future operating losses. These assets were included in the total assets of the TMX operating segment.

     - write-down of property and equipment of $5,100,000 and recording of closing and other costs of $3,000,000 related to six nursing facilities with an aggregate carrying value of approximately $6,000,000. Management closed or terminated the leases on five of these facilities during 2001. These assets generated pre-tax losses of approximately $2,400,000 during the year ended December 31, 2000 and were included in the total assets of the Nursing Facilities operating segment.

     - write-off of abandoned projects totaling $2,100,000;

     - write-off of an investment in a physician practice management company of $2,000,000; and

     - reversal of $2,500,000 of prior year asset impairment charges (discussed below).

     The workforce reduction charges of $6,100,000 primarily related to severance agreements associated with seven executives. Approximately $2,200,000 was paid during 2000, and the remainder was paid during the first quarter of 2001. Four of the executives were notified in late 2000 that their positions would be eliminated as part of a reorganization of our operating and support group functions. This reorganization was formally announced in the first quarter of 2001.

     During the fourth quarter of 1999, we recorded pre-tax charges totaling approximately $23,800,000 related to restructuring of agreements on certain leased facilities, severance and other workforce reduction

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

3. ASSET IMPAIRMENTS, WORKFORCE REDUCTIONS AND OTHER UNUSUAL
   ITEMS -- (CONTINUED)

expenses, asset impairments, and other unusual items. We negotiated the terminations of lease agreements on 19 nursing facilities (2,047 beds), which resulted in a charge of $17,300,000. We disposed of 17 of these nursing facilities during 2000 and one additional facility during 2001. During 2000, we reversed $2,500,000 of the original charge for changes in our initial accounting estimates. In addition, we accrued $5,900,000 during the fourth quarter of 1999 primarily related to severance agreements associated with three executives. Substantially all of the $5,900,000 was paid during the first quarter of 2000.

4. ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 2001, we acquired one nursing facility (185 beds), eight previously leased nursing facilities (903 beds) and certain other assets for cash of approximately $3,700,000, assumed debt of approximately $18,400,000, security deposits of $200,000 and incurred closing and other costs of approximately $300,000. These acquisitions were accounted for as purchases. Also during such period, we sold, closed or terminated the leases on 18 nursing facilities (1,768 beds), one assisted living center (12 units), three outpatient therapy clinics, one home care center and certain other assets for cash proceeds of approximately $20,400,000 and a note receivable of approximately $3,900,000. We did not operate three of the nursing facilities (355 beds) which had been leased to other nursing home operators. We recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 2001, of approximately $600,000 as a result of these dispositions. In addition, we terminated the lease on one nursing facility (223 beds) in Indiana and recorded a pre-tax charge of approximately $3,300,000 which was included in the consolidated statement of operations caption "Asset impairments, workforce reductions and other unusual items."

     During the year ended December 31, 2000, we acquired seven nursing facilities (1,210 beds), one previously leased nursing facility (105 beds) and certain other assets for cash of approximately $3,000,000, closing and other costs of approximately $1,500,000 and write-off of notes receivable of approximately $900,000. The acquisitions of these facilities and other assets were accounted for as purchases. Also during 2000, we sold, closed or terminated the leases on 39 nursing facilities (4,263 beds) and certain other assets for cash proceeds of approximately $24,200,000 and notes receivable of approximately $100,000. We did not operate five of these nursing facilities (409 beds), which were leased to other nursing home operators in prior year transactions. We recognized net pre-tax gains, which were included in net operating revenues during the year ended December 31, 2000, of approximately $2,000,000 as a result of these dispositions.

     During the year ended December 31, 1999, we purchased three outpatient therapy clinics, two home care centers, two nursing facilities (284 beds), one previously leased nursing facility (190 beds) and certain other assets for cash of approximately $6,000,000, assumed debt of approximately $15,100,000 and incurred closing and other costs of approximately $1,700,000. The acquisitions of these facilities and other assets were accounted for as purchases and resulted in the recording of goodwill of approximately $8,400,000. Also during such period, we sold or terminated the leases on 12 nursing facilities (1,291 beds), one assisted living center (10 units), 17 home care centers and certain other assets for cash proceeds of approximately $7,100,000 and notes receivable of approximately $1,000,000. We did not operate two of the nursing facilities (166 beds), which were leased to other nursing home operators in prior year transactions. We recognized net pre-tax losses, which were included in net operating revenues during the year ended December 31, 1999, of approximately $4,000,000 as a result of these dispositions.

     The operations of all of the facilities and other assets we acquired or disposed of in 2001, 2000 and 1999 were immaterial to our consolidated financial position and results of operations.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

5.  PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 (in thousands):

                                          TOTAL                     OWNED                 LEASED
                                 -----------------------   -----------------------   -----------------
                                    2001         2000         2001         2000       2001      2000
                                 ----------   ----------   ----------   ----------   -------   -------
Land, buildings and
  improvements.................  $1,246,338   $1,455,859   $1,224,910   $1,426,088   $21,428   $29,771
Furniture and equipment........     340,113      383,749      335,452      377,197     4,661     6,552
Construction in progress.......      31,297       29,196       31,297       29,196        --        --
                                 ----------   ----------   ----------   ----------   -------   -------
                                  1,617,748    1,868,804    1,591,659    1,832,481    26,089    36,323
Less accumulated depreciation
  and amortization.............     744,163      805,557      726,221      780,474    17,942    25,083
                                 ----------   ----------   ----------   ----------   -------   -------
                                 $  873,585   $1,063,247   $  865,438   $1,052,007   $ 8,147   $11,240
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

     Depreciation and amortization expense related to property and equipment, including the amortization of assets under capital lease obligations, for the years ended December 31, 2001, 2000 and 1999 was $76,280,000, $83,311,000 and
$83,328,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

6.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (dollars in thousands):

                                                                2001       2000
                                                              --------   --------
Revolver borrowings under Credit Facility...................  $     --   $164,000
9 5/8% Senior Notes due April 15, 2009, unsecured...........   200,000         --
9% Senior Notes due February 15, 2006, unsecured............   180,000    180,000
Notes and mortgages, less imputed interest: 2001 -- $29,
  2000 -- $46; due in installments through the year 2031, at effective interest rates of 3.90% to 12.50%, a portion of
  which is secured by property, equipment and other assets
  with a net book value of $236,754 at December 31, 2001....   192,736    183,416
Industrial development revenue bonds, due in installments
  through the year 2013, at effective interest rates of
  4.75% to 10%, a portion of which is secured by property
  and other assets with a net book value of $173,351 at
  December 31, 2001.........................................   115,730    134,015
7% A.I. Credit Corp. Note due in installments through
  January 2002, secured by a surety bond....................    12,500     65,000
8.750% First Mortgage Bonds due July 1, 2008, secured by
  first mortgages on 4 nursing facilities with an aggregate
  net book value of $9,627 at December 31, 2001.............    11,623     12,238
8.625% First Mortgage Bonds due October 1, 2008, secured by
  first mortgages on 8 nursing facilities with an aggregate
  net book value of $22,896 at December 31, 2001............    18,793     19,700
7.24% Series 1995 Bonds due June 2005, paid off in November
  2001......................................................        --     18,000
                                                              --------   --------
                                                               731,382    776,369
Present value of capital lease obligations, less imputed
  interest: 2001 -- $316
  2000 -- $349, at effective interest rates of 6.25% to
     16.49%.................................................    10,291     14,989
                                                              --------   --------
                                                               741,673    791,358
Less amounts due within one year............................    64,231    227,111
                                                              --------   --------
                                                              $677,442   $564,247
                                                              ========   ========

     During April 2001, we completed the restructuring of our $375,000,000 credit facility, which was scheduled to mature on December 31, 2001. We entered into a new $150,000,000 revolving credit facility (the "Credit Facility") which matures in April 2004 and issued $200,000,000 of 9 5/8% senior notes due 2009 (the "9 5/8% Senior Notes") through a private placement. The net proceeds from issuance of the 9 5/8% Senior Notes were used to repay borrowings under the $375,000,000 credit facility and for general corporate purposes. During the second quarter of 2001, we filed a registration statement under Form S-4 with the Securities and Exchange Commission registering the 9 5/8% Senior Notes. During the third quarter, we exchanged (the "Exchange Offer") all of the 9 5/8% Senior Notes issued through the private placement for publicly registered 9 5/8% Senior Notes. We did not receive any proceeds as a result of the Exchange Offer.

     We have $180,000,000 of 9% Senior Notes due February 15, 2006 (the "9% Senior Notes") which were sold through a public offering. The 9 5/8% Senior Notes and the 9% Senior Notes are unsecured obligations guaranteed by substantially all of our present and future subsidiaries (the "Subsidiary Guarantors") and impose on us certain restrictive covenants. Separate financial statements of the Subsidiary Guarantors are not considered to be material to holders of our senior notes since the guaranty of each of the Subsidiary

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

6. LONG-TERM DEBT -- (CONTINUED)

Guarantors is joint and several and full and unconditional (except that liability thereunder is limited to an aggregate amount equal to the largest amount that would not render its obligations thereunder subject to avoidance under Section 548 of the Bankruptcy Code of 1978, as amended, or any comparable provisions of applicable state law), and Beverly Enterprises, Inc., the parent, has no operations or material assets separate from its investment in its subsidiaries.

     The Credit Facility provides for a Revolver/Letter of Credit Facility. Revolver borrowings under the Credit Facility currently bear interest at adjusted LIBOR plus 2.625%, the Base Rate, as defined, plus 1.625% or the adjusted CD rate, as defined, plus 2.75%, at our option. The interest rates may be adjusted quarterly based on a leverage ratio calculation. The Credit Facility is secured by property, equipment and other assets associated with nine nursing facilities with an aggregate net book value of approximately $14,100,000 at December 31, 2001 and the stock of certain subsidiaries. In addition, it is guaranteed by the Subsidiary Guarantors and imposes on us certain financial tests and restrictive covenants.

     Effective December 31, 2001, we executed an amendment to our Credit Facility, as well as amendments with certain of our other lenders covering debt of approximately $132,500,000, (collectively, the "Amendments"), which modified certain financial covenant levels. The Amendments were required since recording the special charges, as discussed in Notes 2 and 3, would have resulted in our noncompliance with certain financial covenants contained in those debt agreements.

     During 2001, we entered into a $2,900,000 promissory note for the construction of a nursing facility and notes payable of approximately $18,400,000 for the acquisitions of seven nursing facilities. These debt instruments have interest rates ranging from 7.00% to 10.25%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

     Maturities and sinking fund requirements of long-term debt, including capital leases, for the years ended December 31 are as follows (in thousands):

                                    2002      2003      2004      2005       2006     THEREAFTER    TOTAL
                                   -------   -------   -------   -------   --------   ----------   --------
Future minimum lease payments....  $ 2,158   $ 1,650   $ 1,486   $ 1,265   $    958    $ 10,663    $ 18,180
Less interest....................     (903)     (793)     (719)     (654)      (602)     (4,218)     (7,889)
                                   -------   -------   -------   -------   --------    --------    --------
Net present value of future
  minimum lease payments.........    1,255       857       767       611        356       6,445      10,291
Notes, mortgages and bonds.......   62,976    31,277    37,149    25,691    219,842     354,447     731,382
                                   -------   -------   -------   -------   --------    --------    --------
                                   $64,231   $32,134   $37,916   $26,302   $220,198    $360,892    $741,673
                                   =======   =======   =======   =======   ========    ========    ========

     Most of our capital leases, as well as our operating leases, have original terms from ten to fifteen years and contain at least one renewal option (which could extend the term of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by us of real estate taxes, insurance and maintenance costs.

     We have $70,000,000 of Medium Term Notes due March 2005, which is off-balance sheet financing for the Company. The Medium Term Notes are collateralized by patient accounts receivable, which are sold by Beverly Health and Rehabilitation Services, Inc., one of our wholly owned subsidiaries, to Beverly Funding Corporation ("BFC"), a bankruptcy remote subsidiary. In 1999, such debt was refinanced and we were required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to deconsolidate BFC. At December 31, 2001, BFC

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

6. LONG-TERM DEBT -- (CONTINUED)

had total assets of approximately $103,000,000, which cannot be used to satisfy claims of the Company or any of our subsidiaries, but are pledged to collateralize the Medium Term Notes.

7.  COMMITMENTS AND CONTINGENCIES

     Our future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2001, are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
2002........................................................   $ 71,838
2003........................................................     59,384
2004........................................................     49,631
2005........................................................     36,307
2006........................................................     20,241
Thereafter..................................................     49,853
                                                               --------
                                                               $287,254
                                                               ========

     Our total future minimum rental commitments are net of approximately $3,258,000 of minimum sublease rental income due in the future under noncancelable subleases. The following table summarizes certain information relative to our operating leases for the years ended December 31 (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Rent expenses, net of sublease rent income...........  $106,814   $114,889   $115,598
Sublease rent income.................................     2,248      3,312      7,096
Contingent rent expense, based primarily on
  revenues...........................................     7,000     14,000     18,000

     At December 31, 2001, we leased 11 nursing facilities (6 of which are in Florida), one assisted living center and our corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the lessor. We have the option to purchase the facilities at the end of the initial lease terms at original cost. This financing arrangement was entered into for the construction of these facilities and as of December 31, 2001, had $112,400,000 of outstanding commitments ($42,900,000 of which was paid down in January 2002 in conjunction with the sale of our Florida facilities).

     Our management information systems data processing functions have been outsourced under an agreement which was renegotiated during 2001 and expires in 2004. Our future minimum commitments as of December 31, 2001 under this agreement are as follows: 2002 -- $2,878,000; 2003 -- $972,700; and 2004 --
$293,100. We incurred approximately $3,407,000, $5,221,000 and $6,515,000 under this agreement during the years ended December 31, 2001, 2000 and 1999, respectively.

     We are contingently liable for approximately $52,976,000 of long-term debt maturing on various dates through 2019, as well as annual interest and letter of credit fees totaling approximately $4,393,000. These contingent liabilities principally arose from our sale of nursing facilities and retirement living centers. We operate the facilities related to approximately $22,041,000 of the principal amount for which we are contingently liable, pursuant to long-term agreements accounted for as operating leases. In addition, we are contingently liable for various operating leases that were assumed by purchasers and are secured by the rights

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

thereto, as well as approximately $618,000 of loans to certain of our officers, which are collateralized by shares of our Common Stock pledged by the officers.

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

     Under the Civil Settlement Agreement, we paid the federal government $25,000,000 during the first quarter of 2000 and are reimbursing the federal government an additional $145,000,000 through withholdings from our biweekly Medicare periodic interim payments in equal installments through the first quarter of 2008. The present value of the remaining obligation included as liabilities on our consolidated balance sheet was $84,859,000 at December 31, 2001 and $94,870,000 at December 31, 2000. In addition, we agreed to resubmit certain Medicare filings to reflect reduced labor costs allocated to the Medicare program. (See proposed settlement offer described in Note 2.)

     Under the Corporate Integrity Agreement, we are required to monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal healthcare programs. It also includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement.

     In accordance with our agreement to dispose of 10 nursing facilities, we disposed of seven of the facilities during 2000 and the remaining three facilities during 2001.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of our officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. By order and judgement dated October 17, 2001, defendants' motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs appealed this decision to the Eighth Circuit Court of Appeals (Case No. 01-3677). The briefing schedule has been completed. Oral argument is scheduled for April 18, 2002. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. We believe

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

that we acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

     In addition, since July 29, 1999, eight derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware, as well as the federal district court in Arkansas, assertedly on behalf of the Company (collectively, the "Derivative Actions"). Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. We believe that plaintiffs' allegations that the defendants acted unlawfully are without merit and the defendants will vigorously defend the Derivative Actions. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

     There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position or results of operations.

8. STOCKHOLDERS' EQUITY

     We have 300,000,000 shares of authorized $.10 par value common stock ("Common Stock"). We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on our Common Stock. During 2001 and 2000, we did not pay any cash dividends on our Common Stock. We have 25,000,000 shares of authorized $1 par value preferred stock, all of which remain unissued. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

     In January 2001, we filed a registration statement under Form S-8 with the Securities and Exchange Commission registering 1,174,500 shares of our Common Stock. These shares were previously repurchased by the Company and held in treasury. They may be issued under the Beverly Enterprises, Inc. Stock Grant Plan (the "Stock Grant Plan") to holders of restricted stock who, by virtue of the terms of their employment contracts, severance agreements or other similar arrangements, have a claim to the immediate vesting of their restricted stock. In conjunction with the operational reorganization (as discussed in Note 3), 644,476 shares of Common Stock under the Stock Grant Plan have been issued to various officers who made such claims, and the shares of restricted stock held by such officers were cancelled. Compensation expense of $4,500,000 was recorded in 2001 in connection with the issuance of these shares.

     During 1997, the New Beverly 1997 Long-Term Incentive Plan was approved (the "1997 Long-Term Incentive Plan"). The plan became effective December 3, 1997 and will remain in effect until December 31, 2006, subject to early termination by the Board of Directors. The Compensation Committee of the Board of Directors (the "Committee") is responsible for administering the 1997 Long-Term Incentive Plan and has complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan. The 1997 Long-Term Incentive Plan was originally authorized to issue 10,000,000 shares of Common Stock, subject to certain adjustments, under the 1997 Long-Term Incentive Plan in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, bonus stock and other stock unit awards. In May 2001, the stockholders approved an amendment to this plan which authorized the issuance of an additional 5,000,000 shares. In general, nonqualified and incentive stock options must be granted at a purchase price equal to the fair market value of our Common Stock on the date of grant. Options

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

issued at fair market value do not require the recording of compensation expense upon issuance. Options shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Stock appreciation rights may be granted alone, in tandem with an option or in addition to an option. Stock appreciation rights shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards and three years for other awards. Performance awards, bonus stock and other stock unit awards may be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined. The issuance of restricted stock and other stock awards usually require the recognition of compensation expense measured by the fair value of the stock on the date of grant.

     During 1997, the New Beverly Non-Employee Directors Stock Option Plan was approved (the "Non-Employee Directors Stock Option Plan"). The plan became effective December 3, 1997 and will remain in effect until December 31, 2007, subject to early termination by the Board of Directors. We have 450,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the Non-Employee Directors Stock Option Plan. The Non-Employee Directors Stock Option Plan was amended by the Board of Directors on March 28, 2001 to provide that each nonemployee director be granted an option to purchase 11,000 shares of our Common Stock on June 1 of each year until the plan is terminated, subject to the availability of shares. Such options are granted at a purchase price equal to the fair market value of our Common Stock on the date of grant, become exercisable one year after the date of grant and expire 10 years after the date of grant.

     During 2000, we offered all employees holding stock options granted prior to February 2000 the opportunity to exchange all or part of their stock options for shares of restricted stock. This resulted in the issuance of approximately 2,400,000 shares of restricted stock, which vest four years after the grant date, in exchange for options to purchase approximately 4,800,000 shares of stock.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

     The following table summarizes stock option and restricted stock data relative to our long-term incentive plans for the years ended December 31:

                                           2001                     2000                    1999
                                  ----------------------   ----------------------   ---------------------
                                               WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                AVERAGE                  AVERAGE                 AVERAGE
                                  NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF   EXERCISE
                                    SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                                  ----------   ---------   ----------   ---------   ---------   ---------
Options outstanding at beginning
  of year.......................   3,790,326     $5.02      7,307,459     $9.08     8,163,565     $9.20
Changes during the year:
  Granted.......................   3,914,323      7.77      2,569,325      3.32       121,627      6.51
  Exercised.....................    (943,608)     3.93       (134,035)     3.52       (40,450)     6.44
  Cancelled.....................    (952,781)     8.59     (5,952,423)     9.31      (937,283)     9.88
                                  ----------               ----------               ---------
Options outstanding at end of
  year..........................   5,808,260      6.46      3,790,326      5.02     7,307,459      9.08
                                  ==========               ==========               =========
Options exercisable at end of
  year..........................   1,289,677      7.19      1,104,815      7.30     4,107,067      8.56
                                  ==========               ==========               =========
Options available for grant at
  end of year...................   5,266,422                3,343,233               2,413,967
                                  ==========               ==========               =========
Restricted stock outstanding at
  beginning of year.............   2,354,873                   67,519                      --
Changes during the year:
  Granted.......................     205,360                2,453,832                  84,491
  Vested........................     (75,709)                 (90,181)                (16,972)
  Forfeited.....................  (1,193,952)                 (76,297)                     --
                                  ----------               ----------               ---------
Restricted stock outstanding at
  end of year...................   1,290,572                2,354,873                  67,519
                                  ==========               ==========               =========

     Exercise prices for options outstanding as of December 31, 2001 ranged from $3.00 to $14.38. The weighted-average remaining contractual life of these options is eight years. The following table provides certain information with respect to stock options outstanding at December 31, 2001:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -----------------------------------------------   ----------------------------
                                                            WEIGHTED-
                                          WEIGHTED-          AVERAGE                        WEIGHTED-
                            OPTIONS        AVERAGE          REMAINING         OPTIONS        AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
------------------------  -----------   --------------   ----------------   -----------   --------------
$ 3.00 - $ 6.68........    2,158,816        $ 3.79             7.29            657,094        $ 4.01
$ 7.00 - $ 9.80........    3,227,024        $ 7.58             8.99            241,500        $ 8.72
$10.10 - $11.76........      371,795        $11.29             9.31            340,458        $11.29
$12.88 - $14.38........       50,625        $13.58             6.15             50,625        $13.58
                           ---------                                         ---------
$ 3.00 - $14.38........    5,808,260        $ 6.46             8.34          1,289,677        $ 7.19
                           =========                                         =========

     We recognize compensation expense for our restricted stock grants at the fair market value of our Common Stock on the date of grant, amortized over their respective vesting periods on a straight-line basis. The total charges to our consolidated statements of operations for the years ended December 31, 2001, 2000

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

8. STOCKHOLDERS' EQUITY -- (CONTINUED)

and 1999 related to these restricted stock grants were approximately $1,741,000, $1,149,000 and $198,000, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our stock option grants under the fair market value method as prescribed by this statement. The fair market value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2001, 2000 and 1999, respectively:

     - risk-free interest rates of 4.3%, 5.1% and 6.5%;

     - volatility factors of the expected market price of our Common Stock of .59, .57 and .46; and

     - expected option lives of five years.

     We do not currently pay cash dividends on our Common Stock and no future dividends are currently planned. The weighted-average assumptions resulted in a weighted average fair market value of options granted during 2001, 2000 and 1999 of $4.25 per share, $1.80 per share and $3.17 per share, respectively.

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

     For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The following table summarized our pro forma net loss and diluted net loss per share, assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the years ended December 31:

                                                          2001      2000       1999
                                                        --------   -------   --------
Pro forma net loss (in thousands).....................  $303,980   $50,084   $138,924
Pro forma diluted net loss per share..................  $   2.92   $  0.49   $   1.36

     The pro forma amounts for 2000 reflect the impact of the cancellation of approximately 4,800,000 stock options in exchange for approximately 2,400,000 shares of restricted stock (as discussed above). The pro forma effects are not necessarily indicative of the effects on future years.

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of our Common Stock at the current market price through payroll deductions. Effective January 1, 2001, we reduced our contributions from 30% to 15% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charges to our consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 related to this plan were approximately $458,000, $1,192,000 and $1,723,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

9. INCOME TAXES

     The provision for (benefit from) income taxes consists of the following for the years ended December 31 (in thousands):

                                                         2001       2000       1999
                                                        -------   --------   --------
Federal:
  Current.............................................  $ 1,487   $     --   $     --
  Deferred............................................   56,831    (26,962)   (72,001)
State:
  Current.............................................    5,000      4,000      4,000
  Deferred............................................   (1,930)       700    (11,078)
                                                        -------   --------   --------
                                                        $61,388   $(22,262)  $(79,079)
                                                        =======   ========   ========

     A reconciliation of our income tax provision (benefit) computed at the statutory federal income tax rate to our actual provision for (benefit from) income taxes is summarized as follows for the years ended December 31 (dollars in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Tax (benefit) at statutory rate......................  $(83,959)  $(26,868)  $(74,804)
General business tax credits.........................    (5,987)    (2,138)    (2,470)
State tax provision, net.............................   (10,666)     3,055     (4,601)
Impairment charges...................................     7,090      4,358         48
Increase in valuation allowance......................   153,697         --         --
Other................................................     1,213       (669)     2,748
                                                       --------   --------   --------
                                                       $ 61,388   $(22,262)  $(79,079)
                                                       ========   ========   ========

     Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to our deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (in thousands):

                                                     2001                   2000
                                             --------------------   --------------------
                                              ASSET     LIABILITY    ASSET     LIABILITY
                                             --------   ---------   --------   ---------
Insurance reserves.........................  $ 74,878   $     --    $ 40,399   $     --
General business tax credit
  carryforwards............................    21,137         --      12,257         --
Alternative minimum tax credit
  carryforwards............................    18,608         --      15,873         --
Provision for dispositions.................    57,605      2,791      17,705      2,688
Provision for Medicare repayment...........    69,812         --      40,757         --
Depreciation and amortization..............    15,513    127,005       2,388    123,548
Operating supplies.........................        --     12,099          --     13,246
Federal net operating loss carryforwards...    30,772         --      53,489         --
Other......................................    27,254     19,987      34,364     25,650
                                             --------   --------    --------   --------
                                             $315,579   $161,882    $217,232   $165,132
Valuation allowances:
  Federal..................................  (134,219)        --          --         --
  State....................................   (19,478)        --          --         --
                                             --------   --------    --------   --------
          Net deferred tax balances........  $161,882   $161,882    $217,232   $165,132
                                             ========   ========    ========   ========

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

9. INCOME TAXES -- (CONTINUED)

     At December 31, 2001, for federal income tax purposes, we had federal net operating loss carryforwards of $91,661,000 which expire in years 2018 through 2021; general business tax credit carryforwards of $21,137,000 which expire in years 2009 through 2021; and alternative minimum tax credit carryforwards of $18,608,000 which do not expire.

     Under the guidance of SFAS No. 109 and based upon the available evidence, which includes our operating results in recent years, our reported cumulative losses, and the inherent uncertainty associated with the realization of future income (including the extension of Medicare reimbursement enhancements due to expire on September 30, 2002), we have provided a valuation allowance on our net deferred tax assets as of December 31, 2001.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Financial Accounting Standards Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent our underlying value. We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

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

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

10. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

  Federal Government Settlements (Including Current Portion)

     The carrying amount of our obligations to the federal government resulting from the settlements of the Allocation Investigations is included in the consolidated balance sheet captions "Federal government settlement obligations" and "Other liabilities and deferred items." These obligations are non-interest bearing, and as such, were imputed at their approximate fair market rate of 9% for accounting purposes. The settlement offer made to the federal government in February 2002 includes a cash payment of $35,000,000 which is expected to be paid in 2002 and is included in the consolidated balance sheet caption "Federal government settlement obligations." The carrying amounts of these obligations approximate their fair values.

     The carrying amounts and estimated fair values of our financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

                                                     2001                    2000
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Cash and cash equivalents..................  $ 89,343    $ 89,343    $ 25,908    $ 25,908
Notes receivable, net (including current
  portion).................................    22,710      22,710       3,304       3,441
Beverly Indemnity funds....................     2,163       2,163         669         669
Long-term debt (including current
  portion).................................   741,673     760,093     791,358     772,699
Federal government settlements (including
  current portion).........................   119,859     119,859      94,870      94,870

     At December 31, 2001 and 2000, we had outstanding defeased long-term debt with aggregate carrying values of $4,855,000 and $1,750,000, respectively. The fair value of such defeased debt was approximately $5,124,000 and $1,821,000 at December 31, 2001 and 2000, respectively. The fair value was estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

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

     At December 31, 2001 and 2000, we guaranteed approximately $618,000 and $2,260,000, respectively, of loans to certain of our officers, which are collateralized by shares of our Common Stock pledged by the officers. The fair value of such loans was approximately $618,000 and $2,341,000 at December 31, 2001 and 2000, respectively. The fair value was estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

11. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

11. SEGMENT INFORMATION -- (CONTINUED)

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

     In order to support the implementation of these strategies, in the first quarter of 2001, we reorganized our operations into three primary segments:

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

  Factors Management Used to Identify Our Operating Segments

     Our operating segments are strategic business units that offer different services within the healthcare continuum. Business in each operating segment is conducted by one or more corporations. The corporations comprising each operating segment also have separate boards of directors.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

11. SEGMENT INFORMATION -- (CONTINUED)

     The following table summarizes certain information for each of our operating segments (in thousands):

                                                  INNOVATION
                                     NURSING     AND SERVICES
                                    FACILITIES      GROUP         TMX      ALL OTHER(1)      TOTALS
                                    ----------   ------------   --------   -------------   ----------
Year ended December 31, 2001
  Revenues from external
     customers....................  $2,500,821     $115,454     $ 90,715     $   2,871     $2,709,861
  Intercompany revenues...........          --      180,661           --        11,360        192,021
  Interest income.................         193            4           95         2,785          3,077
  Interest expense................      25,914           74           31        53,354         79,373
  Depreciation and amortization...      71,541        4,401       10,147         6,912         93,001
  Pre-tax income (loss)...........     114,384       29,866      (14,113)     (370,021)      (239,884)
  Total assets....................   1,347,255       71,278      121,153       141,384      1,681,070
  Capital expenditures............      80,965        3,272        2,054         3,110         89,401
Year ended December 31, 2000
  Revenues from external
     customers....................  $2,427,554     $111,858     $ 90,697     $  (4,499)    $2,625,610
  Intercompany revenues...........          --      139,024           --        11,695        150,719
  Interest income.................         225            2          128         2,295          2,650
  Interest expense................      27,107          170           71        52,668         80,016
  Depreciation and amortization...      78,984        3,972       10,830         6,275        100,061
  Pre-tax income (loss)...........     105,192       23,869      (14,291)     (191,534)       (76,764)
  Total assets....................   1,508,748      106,780      164,841        95,624      1,875,993
  Capital expenditures............      59,818        3,878        3,381         8,950         76,027
Year ended December 31, 1999
  Revenues from external
     customers....................  $2,305,341     $130,092     $106,922     $   4,317     $2,546,672
  Intercompany revenues...........          --      140,216           --        11,643        151,859
  Interest income.................         240           --           88         4,007          4,335
  Interest expense................      28,434          246          179        43,719         72,578
  Depreciation and amortization...      79,454        3,519        9,709         6,478         99,160
  Pre-tax income (loss)...........     109,884       33,736      (10,319)     (347,027)      (213,726)
  Total assets....................   1,501,670      107,523      218,248       155,439      1,982,880
  Capital expenditures............      73,029        4,711        5,807        11,867         95,414

---------------

(1) Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include pre-tax charges totaling approximately $315,597,000, $87,400,000 and $270,300,000 for 2001, 2000 and 1999, respectively. Such pre-tax charges primarily related to increasing reserves for patient care liability costs (in 2000 and 1999), asset impairments, workforce reductions and other unusual items, special charges related to federal government settlements, and year 2000 remediation costs (as discussed herein).

                           BEVERLY ENTERPRISES, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a summary of our quarterly results of operations for the years ended December 31, 2001 and 2000.

                                                      2001                                               2000
                             -------------------------------------------------------   -----------------------------------------
                               1ST        2ND        3RD         4TH        TOTAL        1ST        2ND        3RD        4TH
                             --------   --------   --------   ---------   ----------   --------   --------   --------   --------
Total revenues.............  $659,855   $680,789   $691,902   $ 680,392   $2,712,938   $646,927   $655,888   $665,889   $659,556
                             ========   ========   ========   =========   ==========   ========   ========   ========   ========
Income (loss) before
  provision for (benefit
  from) income taxes.......  $(95,045)  $ 10,126   $ 21,950   $(176,915)  $ (239,884)  $ 10,098   $ 13,001   $(32,831)  $(67,032)
Provision for (benefit
  from) income taxes.......   (42,771)     4,558      9,877      89,724       61,388      3,837      4,479    (10,360)   (20,218)
                             --------   --------   --------   ---------   ----------   --------   --------   --------   --------
Net income (loss)..........  $(52,274)  $  5,568   $ 12,073   $(266,639)  $ (301,272)  $  6,261   $  8,522   $(22,471)  $(46,814)
                             ========   ========   ========   =========   ==========   ========   ========   ========   ========
Income (loss) per share of
  common stock:
  Basic:
    Net income (loss)......  $   (.50)  $    .05   $    .12   $   (2.56)  $    (2.90)  $    .06   $    .08   $   (.22)  $   (.45)
                             ========   ========   ========   =========   ==========   ========   ========   ========   ========
  Diluted:
    Net income (loss)......  $   (.50)  $    .05   $    .11   $   (2.56)  $    (2.90)  $    .06   $    .08   $   (.22)  $   (.45)
                             ========   ========   ========   =========   ==========   ========   ========   ========   ========
    Shares used to compute
      basic net income
      (loss) per share.....   103,705    103,884    104,264     104,286      104,037    102,281    101,321    102,473    103,720
                             ========   ========   ========   =========   ==========   ========   ========   ========   ========
    Shares used to compute
      diluted net income
      (loss) per share.....   103,705    105,691    106,572     104,286      104,037    102,402    101,323    102,473    103,720
                             ========   ========   ========   =========   ==========   ========   ========   ========   ========
Common stock price range:
  High.....................  $   8.50   $  10.73   $  12.10   $   10.69                $   4.56   $   4.00   $   6.38   $   8.25
  Low......................  $   5.94   $   5.20   $   8.50   $    6.50                $   2.50   $   2.75   $   2.56   $   3.81

                                2000
                             ----------
                               TOTAL
                             ----------
Total revenues.............  $2,628,260
                             ==========
Income (loss) before
  provision for (benefit
  from) income taxes.......  $  (76,764)
Provision for (benefit
  from) income taxes.......     (22,262)
                             ----------
Net income (loss)..........  $  (54,502)
                             ==========
Income (loss) per share of
  common stock:
  Basic:
    Net income (loss)......  $     (.53)
                             ==========
  Diluted:
    Net income (loss)......  $     (.53)
                             ==========
    Shares used to compute
      basic net income
      (loss) per share.....     102,452
                             ==========
    Shares used to compute
      diluted net income
      (loss) per share.....     102,452
                             ==========
Common stock price range:
  High.....................
  Low......................

---------------

     We recorded a provision for income taxes at 26% for the year ended December 31, 2001, even though we had a pre-tax loss, primarily due to the recording of a valuation allowance on our deferred tax assets. This valuation allowance was required under the guidance of SFAS No. 109 due to our recent historical operating results, our reported cumulative losses and uncertainties relating to future income. Our annual effective tax rate for 2000 was 29%, which was different than the federal statutory rate primarily due to amortization of nondeductible goodwill and state income taxes, partially offset by the benefit of certain tax credits. Amortization of nondeductible goodwill was impacted in 2000 by the write-down of goodwill on certain under-performing outpatient therapy clinics.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 23, 2002, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 23, 2002, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 23, 2002, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 23, 2002, to be filed pursuant to Regulation 14A.

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

  (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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

                           BEVERLY ENTERPRISES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))

                                                               PAGE
                                                               ----
1. Consolidated financial statements:
   Report of Ernst & Young LLP, Independent Auditors........    37
   Consolidated Balance Sheets at December 31, 2001 and
     2000...................................................    38
   Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 2001......    39
   Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31,
     2001...................................................    40
   Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2001......    41
   Notes to Consolidated Financial Statements...............    42
   Supplementary Data (Unaudited) -- Quarterly Financial
     Data...................................................    65

2. Consolidated financial statement schedule for each of the three years in the period ended December 31, 2001:
   II -- Valuation and Qualifying Accounts..................    68

   All other schedules are omitted because they are either not applicable or the items do not meet the various disclosure requirements.

                           BEVERLY ENTERPRISES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                             CHARGED                        DUE TO
                               BALANCE AT   (CREDITED)                   ACQUISITIONS               BALANCE AT
                               BEGINNING        TO        WRITE-OFFS/        AND                      END OF
DESCRIPTION                     OF YEAR     OPERATIONS    RECOVERIES     DISPOSITIONS    OTHER         YEAR
-----------                    ----------   ----------    -----------    ------------   --------    ----------
Year ended December 31, 2001:
  Allowance for doubtful
     accounts:
     Accounts receivable --
       patient...............   $91,636      $43,658       $(95,214)(A)     $4,022      $  7,298     $ 51,400
     Accounts receivable --
       nonpatient............     1,372           89           (477)            --            90        1,074*
     Notes receivable........     3,573          504             93            107           664        4,941
                                -------      -------       --------         ------      --------     --------
                                $96,581      $44,251       $(95,598)        $4,129      $  8,052     $ 57,415
                                =======      =======       ========         ======      ========     ========
  Valuation allowance on
     deferred tax assets.....   $    --      $52,100       $     --         $   --      $101,597(B)  $153,697
                                =======      =======       ========         ======      ========     ========
Year ended December 31, 2000:
  Allowance for doubtful
     accounts:
     Accounts receivable --
       patient...............   $64,398      $72,420       $(42,090)        $  949      $ (4,041)    $ 91,636
     Accounts receivable --
       nonpatient............     1,423          932           (983)            --            --        1,372*
     Notes receivable........     5,604         (871)          (709)          (451)           --        3,573
                                -------      -------       --------         ------      --------     --------
                                $71,425      $72,481       $(43,782)        $  498      $ (4,041)    $ 96,581
                                =======      =======       ========         ======      ========     ========
Year ended December 31, 1999:
  Allowance for doubtful
     accounts:
     Accounts receivable --
       patient...............   $21,764      $67,400(C)    $(26,901)        $1,901      $    234     $ 64,398
     Accounts receivable --
       nonpatient............       677          963             17             --          (234)       1,423*
     Notes receivable........     2,921        3,733         (1,400)            --           350        5,604
                                -------      -------       --------         ------      --------     --------
                                $25,362      $72,096       $(28,284)        $1,901      $    350     $ 71,425
                                =======      =======       ========         ======      ========     ========

---------------

(A) Includes the write-off of $39,000,000 of Medicare cost report related receivables against a related reserve established in 1999 (see below), in conjunction with the February 2002 settlement offer we made to the federal government (see Note 2).

(B) Represents a full valuation allowance on the tax benefits associated with our 2001 net operating loss.

(C) Includes $39,000,000 for certain prior year cost report related items affected by the Allocation Investigations, as well as $1,007,000 for additional accounts receivable-patient reserves required on the 10 nursing facilities being disposed of as a result of the settlements of such investigations.

 * Includes amounts classified in long-term other assets as well as current assets.

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS
                                (ITEM 14(a)(3))

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
          3.1            --   Form of Restated Certificate of Incorporation of New Beverly
                              Holdings, Inc. (incorporated by reference to Exhibit 3.1 to
                              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for
                              the year ended December 31, 1997)
          3.2            --   Form of Certificate of Amendment of Certificate of
                              Incorporation of New Beverly Holdings Inc., changing its
                              name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1997)
          3.3            --   By-Laws of Beverly Enterprises, Inc. (incorporated by
                              reference to Exhibit 3.4 to Beverly Enterprises, Inc.'s
                              Registration Statement on Form S-1 filed on June 4, 1997
                              (File No. 333-28521))
          4.1            --   Indenture dated as of February 1, 1996 between Beverly
                              Enterprises, Inc. and Chemical Bank, as Trustee, with
                              respect to Beverly Enterprises, Inc.'s 9% Senior Notes due
                              February 15, 2006 (the "9% Indenture") (incorporated by
                              reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              1995)
          4.2            --   Form of Supplemental Indenture No. 2 to the 9% Indenture
                              dated as of November 19, 1997 (incorporated by reference to
                              Exhibit 4.2 to Beverly Enterprises, Inc.'s Registration
                              Statement on Form S-4 filed on September 8, 1997 (File No.
                              333-35137))
          4.3            --   Indenture dated as of April 25, 2001 between Beverly
                              Enterprises, Inc., and The Bank of New York, as Trustee,
                              with respect to Beverly Enterprises, Inc.'s 9 5/8% Senior
                              Notes due 2009.
          4.4            --   Indenture dated as of April 1, 1993 (the "First Mortgage
                              Bond Indenture"), among Beverly Enterprises, Inc., Delaware
                              Trust Company, as Corporate Trustee, and Richard N. Smith,
                              as Individual Trustee, with respect to First Mortgage Bonds
                              (incorporated by reference to Exhibit 4.1 to Beverly
                              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                              quarter ended March 31, 1993)
          4.5            --   First Supplemental Indenture dated as of April 1, 1993 to
                              the First Mortgage Bond Indenture, with respect to 8.750%
                              First Mortgage Bonds due 2008 (incorporated by reference to
                              Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly Report
                              on Form 10-Q for the quarter ended March 31, 1993)
          4.6            --   Second Supplemental Indenture dated as of July 1, 1993 to
                              the First Mortgage Bond Indenture, with respect to 8.625%
                              First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
                              Beverly Enterprises, Inc.'s Current Report on Form 8-K dated
                              July 15, 1993) (incorporated by reference to Exhibit 4.15 to
                              Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended June 30, 1993)
          4.7            --   Trust Indenture dated as of December 1, 1994 from Beverly
                              Funding Corporation, as Issuer, to Chemical Bank, as Trustee
                              (the "Chemical Indenture") (incorporated by reference to
                              Exhibit 10.45 to Beverly Enterprises, Inc.'s Registration
                              Statement on Form S-4 filed on February 13, 1995 (File
                              No.33-57663))
          4.8            --   First Amendment and Restatement, dated as of June 1, 1999, of Trust Indenture, dated as of December 1, 1994, from
                              Beverly Funding Corporation, as Issuer, to The Chase
                              Manhattan Bank, as Trustee (incorporated by reference to
                              Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly Report
                              on Form 10-Q for the quarter ended September 30, 1999)

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
          4.9            --   Series Supplement dated as of December 1, 1994 to the
                              Chemical Indenture (incorporated by reference to Exhibit
                              10.46 to Beverly Enterprises, Inc.'s Registration Statement
                              on Form S-4 filed on February 13, 1995 (File No. 33-57663))
          4.10           --   Series Supplement, dated as of June 1, 1999, by and between
                              Beverly Funding Corporation and The Chase Manhattan Bank
                              ("1999-1 Series Supplement") (incorporated by reference to
                              Exhibit 10.3 to Beverly Enterprises, Inc.'s Quarterly Report
                              on Form 10-Q for the quarter ended September 30, 1999)
          4.11           --   First Amendment, dated as of July 14, 1999, to the 1999-1
                              Series Supplement (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended September 30, 1999)
                              In accordance with item 601 (b) (4) (iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises,
                              Inc.'s long-term obligations have not been filed; copies
                              thereof will be furnished to the Securities and Exchange
                              Commission upon request.
         10.1*           --   Beverly Enterprises, Inc. Annual Incentive Plan.
         10.2*           --   1997 Long-Term Incentive Plan, as amended and restated as of
                              June 1, 2001 (the "1997 LTIP").
         10.3*           --   Beverly Enterprises, Inc. Non-Employee Directors' Stock
                              Option Plan, as amended and restated as of June 1, 2001 (the
                              "Directors' Option Plan")
         10.4*           --   Beverly Enterprises, Inc. Stock Grant Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              2000)
         10.5*           --   Executive Medical Reimbursement Plan (incorporated by
                              reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              1987)
         10.6*           --   Form of the Beverly Enterprises, Inc. Executive Life
                              Insurance Plan Split Dollar Agreement (incorporated by
                              reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              2000)
         10.7*           --   Executive Physicals Policy (incorporated by reference to
                              Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly Report
                              on Form 10-Q for the quarter ended June 30, 1993)
         10.8*           --   Amended and Restated Deferred Compensation Plan effective
                              July 18, 1991 (incorporated by reference to Exhibit 10.6 to
                              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for
                              the year ended December 31, 1991)
         10.9*           --   Amendment No. 1, effective September 29, 1994, to the
                              Deferred Compensation Plan (incorporated by reference to
                              Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
                              Statement on Form S-4 filed on February 13, 1995 (File No.
                              33-57663))
         10.10*          --   Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on
                              Form 10-K for the year ended December 31, 1987)
         10.11*          --   Amendment No. 1, effective as of July 1, 1991, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report on
                              Form 10-K for the year ended December 31, 1991)
         10.12*          --   Amendment No. 2, effective as of December 12, 1991, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on
                              Form 10-K for the year ended December 31, 1991)
         10.13*          --   Amendment No. 3, effective as of July 31, 1992, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1992)

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
         10.14*          --   Amendment No. 4, effective as of January 1, 1993, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1994)
         10.15*          --   Amendment No. 5, effective as of September 29, 1994, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1994)
         10.16*          --   Amendment No. 6, effective as of January 1, 1996, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1997)
         10.17*          --   Amendment No. 7, effective as of September 1, 1997, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1997)
         10.18*          --   Amendment No. 8, dated as of December 11, 1997, to the
                              Executive Retirement Plan, changing its name to the
                              "Executive SavingsPlus Plan" (incorporated by reference to
                              Exhibit 10.20 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1997)
         10.19*          --   Beverly Enterprises, Inc. Amended and Restated Supplemental
                              Executive Retirement Plan effective as of April 1, 2000
                              (incorporated by reference to Exhibit 10.21 to Beverly
                              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
         10.20*          --   Beverly Enterprises, Inc. Amended and Restated Executive
                              Deferred Compensation Plan effective July 1, 2000
                              (incorporated by reference to Exhibit 10.22 to Beverly
                              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
         10.21*          --   Beverly Enterprises, Inc. Non-Employee Director Deferred
                              Compensation Plan (the "Directors' Plan") (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.'s
                              Quarterly Report on Form 10-Q for the quarter ended June 30,
                              1997)
         10.22*          --   Amendment No. 1, effective as of December 3, 1997, to the
                              Directors' Plan (incorporated by reference to Exhibit 10.26 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                              for the year ended December 31, 1997)
         10.23*          --   Beverly Enterprises, Inc.'s Supplemental Long-Term
                              Disability Plan (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                              for the year ended December 31, 1996)
         10.24*          --   Form of Indemnification Agreement between Beverly
                              Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to
                              Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended June 30, 1987)
         10.25*          --   Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights
                              (incorporated by reference to Exhibit 19.5 to Beverly
                              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1987)
         10.26*          --   Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights
                              (incorporated by reference to Exhibit 19.6 to Beverly
                              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1987)
         10.27*          --   Agreement dated December 29, 1986 between Beverly
                              Enterprises, Inc. and Stephens Inc. (incorporated by
                              reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
                              Registration Statement on Form S-1 filed on January 18, 1990
                              (File No. 33-33052))
         10.28*          --   Severance Agreement and Release of Claims between Beverly
                              Enterprises, Inc. and David R. Banks.

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
         10.29*          --   Employment Contract, made as of April 10, 2000, between
                              Beverly Enterprises, Inc. and William R. Floyd 10.30
                              (incorporated by reference to Exhibit 10.31 to Beverly
                              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
         10.30*          --   Employment and Severance Agreement made as of March 5, 2001 between Beverly Enterprises, Inc. and Bobby W. Stephens.
         10.31*          --   Employment Agreement, dated February 15, 2001 between
                              Beverly Enterprises, Inc. and William A. Mathies
                              (incorporated by reference to Exhibit 10.1 to Beverly
                              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 2001).
         10.32*          --   Form of Employment Contract, made as of August 22, 1997,
                              between New Beverly Holdings, Inc. and certain of its
                              officers (incorporated by reference to Exhibit 10.20 to
                              Amendment No. 2 to Beverly Enterprises, Inc.'s Registration
                              Statement on Form S-1 filed on September 22, 1997 (File No.
                              333-28521))
         10.33*          --   Form of Irrevocable Trust Agreement for the Beverly
                              Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.'s
                              Registration Statement of Form S-4 filed on February 13,
                              1995 (File No. 33-57663))
         10.34           --   Master Lease Document -- General Terms and Conditions dated
                              December 30, 1985 for Leases between Beverly California
                              Corporation and various subsidiaries thereof as lessees and
                              Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California
                              Corporation's Annual Report on Form 10-K for the year ended
                              December 31, 1985)
         10.35           --   Agreement dated as of December 29, 1986 among Beverly
                              California Corporation, Beverly Enterprises -- Texas, Inc.,
                              Stephens Inc. and Real Properties, Inc. (incorporated by
                              reference to Exhibit 28 to Beverly California Corporation's
                              Current Report on Form 8-K dated December 30, 1986) and
                              letter agreement dated as of July 31, 1987 among Beverly
                              Enterprises, Inc., Beverly California Corporation, Beverly
                              Enterprises -- Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to
                              Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended June 30, 1987)
         10.36           --   Agreement to Sale of Nursing Home Properties dated as of
                              July 13, 2001 among Beverly Enterprises Florida, Inc.,
                              Beverly Health and Rehabilitation Services, Inc., Beverly
                              Savana Cay Manor, Inc., Vantage Healthcare Corporation,
                              Peterson Health Care, Inc. and NMC of Florida, LLC (the
                              "Florida Sale Agreement").
         10.37           --   First Amendment to Florida Sale Agreement, dated as of
                              August 30, 2001.
         10.38           --   Second Amendment to Florida Sale Agreement, dated as of
                              October 29, 2001.
         10.39           --   Participation Agreement, dated as of August 28, 1998, among
                              Vantage Healthcare Corporation, Petersen Health Care, Inc.,
                              Beverly Savana Cay Manor, Inc., Beverly
                              Enterprises -- Georgia, Inc., Beverly
                              Enterprises -- California, Inc., Beverly Health and
                              Rehabilitation Services, Inc., Beverly
                              Enterprises -- Arkansas, Inc., Beverly
                              Enterprises -- Florida, Inc. and Beverly
                              Enterprises -- Washington, Inc. as Lessees and Structural
                              Guarantors; Beverly Enterprises, Inc. as Representative,
                              Construction Agent and Parent Guarantor; Bank of Montreal
                              Global Capital Solutions, Inc. as Agent Lessor and Lessor;
                              The Long-Term Credit Bank of Japan, LTD., Los Angeles
                              Agency, Bank of America National Trust and Savings
                              Association and Bank of Montreal, as Lenders; The Long-Term
                              Credit Bank of Japan, LTD., Los Angeles Agency as Arranger;
                              and Bank of Montreal as Co-Arranger and Syndication Agent
                              and Administrative Agent for the Lenders with respect to the
                              Lease Financing of New Headquarters for Beverly Enterprises,
                              Inc., Assisted Living and Nursing Facilities for Beverly
                              Enterprises, Inc. (incorporated by reference to Exhibit
                              10.37 to Beverly Enterprises, Inc.'s Annual Report on Form
                              10-K for the year ended December 31, 1998)

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
         10.40           --   Master Amendment No. 1 to Amended and Restated Participation
                              Agreement and Amended and Restated Master Lease and Open-End
                              Mortgage, entered into as of September 30, 1999, among
                              Beverly Enterprises, Inc. as Representative, Construction
                              Agent, Parent Guarantor and Lessee; Bank of Montreal Global
                              Capital Solutions, Inc., as Lessor and Agent Lessor; and
                              Bank of Montreal, as Administrative Agent, Arranger and
                              Syndication Agent (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended September 30, 1999)
         10.41           --   Amendment No. 2 to Amended and Restated Participation
                              Agreement entered into as of April 14, 2000 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              2000)
         10.42           --   Amendment to Participation Agreement dated as of December
                              29, 2000 (incorporated by reference to Exhibit 10.38 to
                              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for
                              the year ended December 31, 2000)
         10.43           --   Master Amendment No. 3 to Amended and Restated Participation
                              Agreement, dated as of April 25, 2001.
         10.44           --   Amendment No. 4 to Amended and Restated Participation
                              Agreement, dated as of December 31, 2001.
         10.45           --   Master Services Agreement, dated as of September 18, 1997, by and between Alltel Information Services, Inc. and Beverly
                              Enterprises, Inc. (incorporated by reference to Exhibit
                              10.41 to Beverly Enterprises, Inc.'s Annual Report on Form
                              10-K for the year ended December 31, 1999)
         10.46           --   Amended and Restated Credit Agreement, dated as of April 25,
                              2001, among Beverly Enterprises, Inc., the Banks listed
                              therein and Morgan Guaranty Trust Company of New York, as
                              Issuing Bank and Agent (the "Credit Agreement").
         10.47           --   Amendment No. 1 to the Credit Agreement, dated as of
                              December 31, 2001.
         10.48           --   Corporate Integrity Agreement between the Office of
                              Inspector General of the Department of Health and Human
                              Services and Beverly Enterprises, Inc. (incorporated by
                              reference to Exhibit 10.43 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              1999)
         10.49           --   Plea Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                              for the year ended December 31, 1999)
         10.50           --   Addendum to Plea Agreement (incorporated by reference to
                              Exhibit 10.45 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1999)
         10.51           --   Settlement Agreement between the United States of America,
                              Beverly Enterprises, Inc. and Domenic Todarello
                              (incorporated by reference to Exhibit 10.46 to Beverly
                              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999)
         10.52           --   Agreement Regarding the Operations of Beverly
                              Enterprises -- California, Inc. (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.'s Annual
                              Report on Form 10-K for the year ended December 31, 1999)
         21.1            --   Subsidiaries of Registrant
         23.1            --   Consent of Ernst & Young LLP, Independent Auditors

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

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant

Dated: March 29, 2002                       By:    /s/ WILLIAM R. FLOYD
                                              ----------------------------------
                                                       William R. Floyd
                                              Chairman of the Board, President,
                                                 Chief Executive Officer and
                                                            Director

     Each person whose signature appears below constitutes and appoints Douglas
J. Babb and John W. Mackenzie, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


                  /s/ WILLIAM R. FLOYD                     Chairman of the Board,          March 29, 2002
 ------------------------------------------------------      President, Chief Executive
                    William R. Floyd                         Officer and Director

                /s/ JEFFREY P. FREIMARK                    Executive Vice President and    March 29, 2002
 ------------------------------------------------------      Chief Financial Officer
                  Jeffrey P. Freimark

                 /s/ PAMELA H. DANIELS                     Senior Vice President,          March 29, 2002
 ------------------------------------------------------      Controller and Chief
                   Pamela H. Daniels                         Accounting Officer

               /s/ BERYL F. ANTHONY, JR.                   Director                        March 29, 2002
 ------------------------------------------------------
                 Beryl F. Anthony, Jr.

                /s/ JOHN D. FOWLER, JR.                    Director                        March 29, 2002
 ------------------------------------------------------
                  John D. Fowler, Jr.

                  /s/ JAMES R. GREENE                      Director                        March 29, 2002
 ------------------------------------------------------
                    James R. Greene

                  /s/ EDITH E. HOLIDAY                     Director                        March 29, 2002
 ------------------------------------------------------
                    Edith E. Holiday

                 /s/ JOHN P. HOWE, III                     Director                        March 29, 2002
 ------------------------------------------------------
                   John P. Howe, III

                  /s/ JAMES W. MCLANE                      Director                        March 29, 2002
 ------------------------------------------------------
                    James W. McLane

                 /s/ MARILYN R. SEYMANN                    Director                        March 29, 2002
 ------------------------------------------------------
                   Marilyn R. Seymann

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
          3.1            --   Form of Restated Certificate of Incorporation of New Beverly
                              Holdings, Inc. (incorporated by reference to Exhibit 3.1 to
                              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for
                              the year ended December 31, 1997)
          3.2            --   Form of Certificate of Amendment of Certificate of
                              Incorporation of New Beverly Holdings Inc., changing its
                              name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1997)
          3.3            --   By-Laws of Beverly Enterprises, Inc. (incorporated by
                              reference to Exhibit 3.4 to Beverly Enterprises, Inc.'s
                              Registration Statement on Form S-1 filed on June 4, 1997
                              (File No. 333-28521))
          4.1            --   Indenture dated as of February 1, 1996 between Beverly
                              Enterprises, Inc. and Chemical Bank, as Trustee, with
                              respect to Beverly Enterprises, Inc.'s 9% Senior Notes due
                              February 15, 2006 (the "9% Indenture") (incorporated by
                              reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              1995)
          4.2            --   Form of Supplemental Indenture No. 2 to the 9% Indenture
                              dated as of November 19, 1997 (incorporated by reference to
                              Exhibit 4.2 to Beverly Enterprises, Inc.'s Registration
                              Statement on Form S-4 filed on September 8, 1997 (File No.
                              333-35137))
          4.3            --   Indenture dated as of April 25, 2001 between Beverly
                              Enterprises, Inc., and The Bank of New York, as Trustee,
                              with respect to Beverly Enterprises, Inc.'s 9 5/8% Senior
                              Notes due 2009.
          4.4            --   Indenture dated as of April 1, 1993 (the "First Mortgage
                              Bond Indenture"), among Beverly Enterprises, Inc., Delaware
                              Trust Company, as Corporate Trustee, and Richard N. Smith,
                              as Individual Trustee, with respect to First Mortgage Bonds
                              (incorporated by reference to Exhibit 4.1 to Beverly
                              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                              quarter ended March 31, 1993)
          4.5            --   First Supplemental Indenture dated as of April 1, 1993 to
                              the First Mortgage Bond Indenture, with respect to 8.750%
                              First Mortgage Bonds due 2008 (incorporated by reference to
                              Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly Report
                              on Form 10-Q for the quarter ended March 31, 1993)
          4.6            --   Second Supplemental Indenture dated as of July 1, 1993 to
                              the First Mortgage Bond Indenture, with respect to 8.625%
                              First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
                              Beverly Enterprises, Inc.'s Current Report on Form 8-K dated
                              July 15, 1993) (incorporated by reference to Exhibit 4.15 to
                              Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended June 30, 1993)
          4.7            --   Trust Indenture dated as of December 1, 1994 from Beverly
                              Funding Corporation, as Issuer, to Chemical Bank, as Trustee
                              (the "Chemical Indenture") (incorporated by reference to
                              Exhibit 10.45 to Beverly Enterprises, Inc.'s Registration
                              Statement on Form S-4 filed on February 13, 1995 (File
                              No.33-57663))
          4.8            --   First Amendment and Restatement, dated as of June 1, 1999, of Trust Indenture, dated as of December 1, 1994, from
                              Beverly Funding Corporation, as Issuer, to The Chase
                              Manhattan Bank, as Trustee (incorporated by reference to
                              Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly Report
                              on Form 10-Q for the quarter ended September 30, 1999)
          4.9            --   Series Supplement dated as of December 1, 1994 to the
                              Chemical Indenture (incorporated by reference to Exhibit
                              10.46 to Beverly Enterprises, Inc.'s Registration Statement
                              on Form S-4 filed on February 13, 1995 (File No. 33-57663))

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
          4.10           --   Series Supplement, dated as of June 1, 1999, by and between
                              Beverly Funding Corporation and The Chase Manhattan Bank
                              ("1999-1 Series Supplement") (incorporated by reference to
                              Exhibit 10.3 to Beverly Enterprises, Inc.'s Quarterly Report
                              on Form 10-Q for the quarter ended September 30, 1999)
          4.11           --   First Amendment, dated as of July 14, 1999, to the 1999-1
                              Series Supplement (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended September 30, 1999)
                              In accordance with item 601 (b) (4) (iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises,
                              Inc.'s long-term obligations have not been filed; copies
                              thereof will be furnished to the Securities and Exchange
                              Commission upon request.
         10.1*           --   Beverly Enterprises, Inc. Annual Incentive Plan.
         10.2*           --   1997 Long-Term Incentive Plan, as amended and restated as of
                              June 1, 2001 (the "1997 LTIP").
         10.3*           --   Beverly Enterprises, Inc. Non-Employee Directors' Stock
                              Option Plan, as amended and restated as of June 1, 2001 (the
                              "Directors' Option Plan")
         10.4*           --   Beverly Enterprises, Inc. Stock Grant Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              2000)
         10.5*           --   Executive Medical Reimbursement Plan (incorporated by
                              reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              1987)
         10.6*           --   Form of the Beverly Enterprises, Inc. Executive Life
                              Insurance Plan Split Dollar Agreement (incorporated by
                              reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              2000)
         10.7*           --   Executive Physicals Policy (incorporated by reference to
                              Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly Report
                              on Form 10-Q for the quarter ended June 30, 1993)
         10.8*           --   Amended and Restated Deferred Compensation Plan effective
                              July 18, 1991 (incorporated by reference to Exhibit 10.6 to
                              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for
                              the year ended December 31, 1991)
         10.9*           --   Amendment No. 1, effective September 29, 1994, to the
                              Deferred Compensation Plan (incorporated by reference to
                              Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
                              Statement on Form S-4 filed on February 13, 1995 (File No.
                              33-57663))
         10.10*          --   Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on
                              Form 10-K for the year ended December 31, 1987)
         10.11*          --   Amendment No. 1, effective as of July 1, 1991, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report on
                              Form 10-K for the year ended December 31, 1991)
         10.12*          --   Amendment No. 2, effective as of December 12, 1991, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on
                              Form 10-K for the year ended December 31, 1991)
         10.13*          --   Amendment No. 3, effective as of July 31, 1992, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1992)
         10.14*          --   Amendment No. 4, effective as of January 1, 1993, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1994)
         10.15*          --   Amendment No. 5, effective as of September 29, 1994, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1994)

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
         10.16*          --   Amendment No. 6, effective as of January 1, 1996, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1997)
         10.17*          --   Amendment No. 7, effective as of September 1, 1997, to the
                              Executive Retirement Plan (incorporated by reference to
                              Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1997)
         10.18*          --   Amendment No. 8, dated as of December 11, 1997, to the
                              Executive Retirement Plan, changing its name to the
                              "Executive SavingsPlus Plan" (incorporated by reference to
                              Exhibit 10.20 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1997)
         10.19*          --   Beverly Enterprises, Inc. Amended and Restated Supplemental
                              Executive Retirement Plan effective as of April 1, 2000
                              (incorporated by reference to Exhibit 10.21 to Beverly
                              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
         10.20*          --   Beverly Enterprises, Inc. Amended and Restated Executive
                              Deferred Compensation Plan effective July 1, 2000
                              (incorporated by reference to Exhibit 10.22 to Beverly
                              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
         10.21*          --   Beverly Enterprises, Inc. Non-Employee Director Deferred
                              Compensation Plan (the "Directors' Plan") (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.'s
                              Quarterly Report on Form 10-Q for the quarter ended June 30,
                              1997)
         10.22*          --   Amendment No. 1, effective as of December 3, 1997, to the
                              Directors' Plan (incorporated by reference to Exhibit 10.26 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                              for the year ended December 31, 1997)
         10.23*          --   Beverly Enterprises, Inc.'s Supplemental Long-Term
                              Disability Plan (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                              for the year ended December 31, 1996)
         10.24*          --   Form of Indemnification Agreement between Beverly
                              Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to
                              Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended June 30, 1987)
         10.25*          --   Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights
                              (incorporated by reference to Exhibit 19.5 to Beverly
                              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1987)
         10.26*          --   Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights
                              (incorporated by reference to Exhibit 19.6 to Beverly
                              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1987)
         10.27*          --   Agreement dated December 29, 1986 between Beverly
                              Enterprises, Inc. and Stephens Inc. (incorporated by
                              reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
                              Registration Statement on Form S-1 filed on January 18, 1990
                              (File No. 33-33052))
         10.28*          --   Severance Agreement and Release of Claims between Beverly
                              Enterprises, Inc. and David R. Banks.
         10.29*          --   Employment Contract, made as of April 10, 2000, between
                              Beverly Enterprises, Inc. and William R. Floyd 10.30
                              (incorporated by reference to Exhibit 10.31 to Beverly
                              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
         10.30*          --   Employment and Severance Agreement made as of March 5, 2001 between Beverly Enterprises, Inc. and Bobby W. Stephens.

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
         10.31*          --   Employment Agreement, dated February 15, 2001 between
                              Beverly Enterprises, Inc. and William A. Mathies
                              (incorporated by reference to Exhibit 10.1 to Beverly
                              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 2001).
         10.32*          --   Form of Employment Contract, made as of August 22, 1997,
                              between New Beverly Holdings, Inc. and certain of its
                              officers (incorporated by reference to Exhibit 10.20 to
                              Amendment No. 2 to Beverly Enterprises, Inc.'s Registration
                              Statement on Form S-1 filed on September 22, 1997 (File No.
                              333-28521))
         10.33*          --   Form of Irrevocable Trust Agreement for the Beverly
                              Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.'s
                              Registration Statement of Form S-4 filed on February 13,
                              1995 (File No. 33-57663))
         10.34           --   Master Lease Document -- General Terms and Conditions dated
                              December 30, 1985 for Leases between Beverly California
                              Corporation and various subsidiaries thereof as lessees and
                              Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California
                              Corporation's Annual Report on Form 10-K for the year ended
                              December 31, 1985)
         10.35           --   Agreement dated as of December 29, 1986 among Beverly
                              California Corporation, Beverly Enterprises -- Texas, Inc.,
                              Stephens Inc. and Real Properties, Inc. (incorporated by
                              reference to Exhibit 28 to Beverly California Corporation's
                              Current Report on Form 8-K dated December 30, 1986) and
                              letter agreement dated as of July 31, 1987 among Beverly
                              Enterprises, Inc., Beverly California Corporation, Beverly
                              Enterprises -- Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to
                              Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended June 30, 1987)
         10.36           --   Agreement to Sale of Nursing Home Properties dated as of
                              July 13, 2001 among Beverly Enterprises Florida, Inc.,
                              Beverly Health and Rehabilitation Services, Inc., Beverly
                              Savana Cay Manor, Inc., Vantage Healthcare Corporation,
                              Peterson Health Care, Inc. and NMC of Florida, LLC (the
                              "Florida Sale Agreement").
         10.37           --   First Amendment to Florida Sale Agreement, dated as of
                              August 30, 2001.
         10.38           --   Second Amendment to Florida Sale Agreement, dated as of
                              October 29, 2001.
         10.39           --   Participation Agreement, dated as of August 28, 1998, among
                              Vantage Healthcare Corporation, Petersen Health Care, Inc.,
                              Beverly Savana Cay Manor, Inc., Beverly
                              Enterprises -- Georgia, Inc., Beverly
                              Enterprises -- California, Inc., Beverly Health and
                              Rehabilitation Services, Inc., Beverly
                              Enterprises -- Arkansas, Inc., Beverly
                              Enterprises -- Florida, Inc. and Beverly
                              Enterprises -- Washington, Inc. as Lessees and Structural
                              Guarantors; Beverly Enterprises, Inc. as Representative,
                              Construction Agent and Parent Guarantor; Bank of Montreal
                              Global Capital Solutions, Inc. as Agent Lessor and Lessor;
                              The Long-Term Credit Bank of Japan, LTD., Los Angeles
                              Agency, Bank of America National Trust and Savings
                              Association and Bank of Montreal, as Lenders; The Long-Term
                              Credit Bank of Japan, LTD., Los Angeles Agency as Arranger;
                              and Bank of Montreal as Co-Arranger and Syndication Agent
                              and Administrative Agent for the Lenders with respect to the
                              Lease Financing of New Headquarters for Beverly Enterprises,
                              Inc., Assisted Living and Nursing Facilities for Beverly
                              Enterprises, Inc. (incorporated by reference to Exhibit
                              10.37 to Beverly Enterprises, Inc.'s Annual Report on Form
                              10-K for the year ended December 31, 1998)
         10.40           --   Master Amendment No. 1 to Amended and Restated Participation
                              Agreement and Amended and Restated Master Lease and Open-End
                              Mortgage, entered into as of September 30, 1999, among
                              Beverly Enterprises, Inc. as Representative, Construction
                              Agent, Parent Guarantor and Lessee; Bank of Montreal Global
                              Capital Solutions, Inc., as Lessor and Agent Lessor; and
                              Bank of Montreal, as Administrative Agent, Arranger and
                              Syndication Agent (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
                              for the quarter ended September 30, 1999)

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
         10.41           --   Amendment No. 2 to Amended and Restated Participation
                              Agreement entered into as of April 14, 2000 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              2000)
         10.42           --   Amendment to Participation Agreement dated as of December
                              29, 2000 (incorporated by reference to Exhibit 10.38 to
                              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for
                              the year ended December 31, 2000)
         10.43           --   Master Amendment No. 3 to Amended and Restated Participation
                              Agreement, dated as of April 25, 2001.
         10.44           --   Amendment No. 4 to Amended and Restated Participation
                              Agreement, dated as of December 31, 2001.
         10.45           --   Master Services Agreement, dated as of September 18, 1997, by and between Alltel Information Services, Inc. and Beverly
                              Enterprises, Inc. (incorporated by reference to Exhibit
                              10.41 to Beverly Enterprises, Inc.'s Annual Report on Form
                              10-K for the year ended December 31, 1999)
         10.46           --   Amended and Restated Credit Agreement, dated as of April 25,
                              2001, among Beverly Enterprises, Inc., the Banks listed
                              therein and Morgan Guaranty Trust Company of New York, as
                              Issuing Bank and Agent (the "Credit Agreement").
         10.47           --   Amendment No. 1 to the Credit Agreement, dated as of
                              December 31, 2001.
         10.48           --   Corporate Integrity Agreement between the Office of
                              Inspector General of the Department of Health and Human
                              Services and Beverly Enterprises, Inc. (incorporated by
                              reference to Exhibit 10.43 to Beverly Enterprises, Inc.'s
                              Annual Report on Form 10-K for the year ended December 31,
                              1999)
         10.49           --   Plea Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
                              for the year ended December 31, 1999)
         10.50           --   Addendum to Plea Agreement (incorporated by reference to
                              Exhibit 10.45 to Beverly Enterprises, Inc.'s Annual Report
                              on Form 10-K for the year ended December 31, 1999)
         10.51           --   Settlement Agreement between the United States of America,
                              Beverly Enterprises, Inc. and Domenic Todarello
                              (incorporated by reference to Exhibit 10.46 to Beverly
                              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999)
         10.52           --   Agreement Regarding the Operations of Beverly
                              Enterprises -- California, Inc. (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.'s Annual
                              Report on Form 10-K for the year ended December 31, 1999)
         21.1            --   Subsidiaries of Registrant
         23.1            --   Consent of Ernst & Young LLP, Independent Auditors

---------------

* Exhibits 10.1 through 10.33 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.