Form 10-Q
period 2002-03-31
BEVERLY ENTERPRISES INC
filed 2002-05-15
CIK 1040441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE  QUARTERLY PERIOD ENDED MARCH 31, 2002

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                         ---------    ----------

                          Commission file number 1-9550

                            BEVERLY ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              62-1691861
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

        Shares of Registrant's Common Stock, $.10 par value, outstanding, exclusive of treasury shares, at April 30, 2002 - 104,652,907

================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                                 MARCH 31, 2002

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                                         PAGE
                                                                                                        ----
         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets....................................        2
                         Condensed Consolidated Statements of Operations..........................        3
                         Condensed Consolidated Statements of Cash Flows..........................        4
                         Notes to Condensed Consolidated Financial Statements.....................        5
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..........................................        9

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................................       13
         Item 6.  Exhibits and Reports on Form 8-K................................................       15

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                             (DOLLARS IN THOUSANDS)

                                                                                              MARCH 31,         DECEMBER 31,
                                                                                                2002                2001
                                                                                             -----------        ------------
                                                                                             (UNAUDITED)           (NOTE)
                                                           ASSETS
Current assets:
   Cash and cash equivalents .........................................................       $    82,803        $    89,343
   Accounts receivable - patient, less allowance for doubtful accounts:
      2002 - $47,855; 2001 - $51,400 .................................................           235,630            242,865
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
      2002 - $512; 2001 - $908 .......................................................            10,326             12,914
   Notes receivable, less allowance for doubtful notes: 2002 - $1,800; 2001 - $714 ...             1,714             18,662
   Operating supplies ................................................................            22,695             25,701
   Assets held for sale ..............................................................             1,690            120,843
   Prepaid expenses and other ........................................................            15,224             13,720
                                                                                             -----------        -----------
         Total current assets ........................................................           370,082            524,048
Property and equipment, net of accumulated depreciation and amortization:
   2002 - $760,485; 2001 - $744,163 ..................................................           878,958            873,585
Other assets:
   Goodwill, net .....................................................................           142,749            144,884
   Other, less allowance for doubtful accounts and notes:
      2002 - $4,382; 2001 - $4,393 ...................................................           147,863            138,553
                                                                                             -----------        -----------
         Total other assets ..........................................................           290,612            283,437
                                                                                             -----------        -----------
                                                                                             $ 1,539,652        $ 1,681,070
                                                                                             ===========        ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................................       $    68,876        $    93,728
   Accrued wages and related liabilities .............................................           106,419            109,295
   Accrued interest ..................................................................            14,117             14,708
   General and professional liabilities ..............................................            51,739             51,784
   Federal government settlement liabilities .........................................            46,119             45,891
   Other accrued liabilities .........................................................            83,191            112,609
   Current portion of long-term debt .................................................            22,351             64,231
                                                                                             -----------        -----------
         Total current liabilities ...................................................           392,812            492,246
Long-term debt .......................................................................           621,206            677,442
Other liabilities and deferred items .................................................           207,989            214,885
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000 ...................................                --                 --
   Common stock, shares issued:  2002 - 112,918,476; 2001 - 112,813,303 ..............            11,292             11,281
   Additional paid-in capital ........................................................           888,545            887,668
   Accumulated deficit ...............................................................          (474,699)          (495,203)
   Accumulated other comprehensive income ............................................             1,452              2,029
   Treasury stock, at cost:  2002 - 8,416,824 shares; 2001 - 8,515,758 shares ........          (108,945)          (109,278)
                                                                                             -----------        -----------
         Total stockholders' equity ..................................................           317,645            296,497
                                                                                             -----------        -----------
                                                                                             $ 1,539,652        $ 1,681,070
                                                                                             ===========        ===========

NOTE: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              2002            2001
                                                                            ---------       ---------

Net operating revenues ..............................................       $ 621,775       $ 659,468
Interest income .....................................................           1,099             387
                                                                            ---------       ---------
      Total revenues ................................................         622,874         659,855

Costs and expenses:
  Operating and administrative:
    Wages and related ...............................................         367,203         397,962
    Provision for insurance and related items .......................          21,917          27,163
    Other ...........................................................         173,229         178,512
  Interest ..........................................................          17,221          19,110
  Depreciation and amortization .....................................          21,721          24,464
  Asset impairments, workforce reductions and other unusual items ...              --         107,689
                                                                            ---------       ---------
      Total costs and expenses ......................................         601,291         754,900
                                                                            ---------       ---------

Income (loss) before provision for (benefit from) income taxes ......          21,583         (95,045)
Provision for (benefit from) income taxes ...........................           1,079         (42,771)
                                                                            ---------       ---------
Net income (loss) ...................................................       $  20,504       $ (52,274)
                                                                            =========       =========

Net income (loss) per share of common stock:

    Basic:
      Net income (loss) per share of common stock ...................       $    0.20       $   (0.50)
                                                                            =========       =========
      Shares used to compute basic net income (loss) per share ......         104,441         103,705
                                                                            =========       =========

    Diluted:
      Net income (loss) per share of common stock ...................       $    0.19       $   (0.50)
                                                                            =========       =========
      Shares used to compute diluted net income (loss) per share ....         105,466         103,705
                                                                            =========       =========

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                  2002             2001
                                                                                                ---------        ---------

Cash flows from operating activities:
   Net income (loss) ....................................................................       $  20,504        $ (52,274)
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
    operating activities:
     Depreciation and amortization ......................................................          21,721           24,464
     Provision for reserves on patient, notes and other receivables, net ................          12,903            7,112
     Amortization of deferred financing costs ...........................................             783              666
     Asset impairments, workforce reductions and other unusual items ....................              --          107,689
     Losses (gains) on dispositions of facilities and other assets, net .................           2,167           (1,099)
     Deferred income taxes ..............................................................              --          (44,035)
     Insurance related accounts .........................................................           7,822           28,494
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
       Accounts receivable - patient ....................................................          (5,045)         (12,584)
       Operating supplies ...............................................................           2,159             (171)
       Prepaid expenses and other receivables ...........................................          (2,471)          (1,571)
       Accounts payable and other accrued expenses ......................................         (49,489)         (25,267)
       Income taxes payable .............................................................           6,502             (621)
       Other, net .......................................................................          (2,540)          (1,204)
                                                                                                ---------        ---------
         Total adjustments ..............................................................          (5,488)          81,873
                                                                                                ---------        ---------
         Net cash provided by operating activities ......................................          15,016           29,599
Cash flows from investing activities:
     Capital expenditures ...............................................................         (28,907)         (13,941)
     Proceeds from dispositions of facilities and other assets ..........................         153,790            4,415
     Payments for acquisitions, net of cash acquired ....................................              --              (74)
     Collections on notes receivable ....................................................             452               19
     Proceeds from designated funds, net ................................................             124              412
     Other, net .........................................................................          (6,253)             347
                                                                                                ---------        ---------
          Net cash provided by (used in) investing activities ...........................         119,206           (8,822)
Cash flows from financing activities:
     Revolver borrowings ................................................................              --          369,000
     Repayments of Revolver borrowings ..................................................              --         (351,000)
     Repayments of long-term debt .......................................................         (98,116)         (39,166)
     Repayments of off-balance sheet financing ..........................................         (42,901)              --
     Proceeds from exercise of stock options ............................................             298              698
     Deferred financing costs paid ......................................................             (43)            (356)
                                                                                                ---------        ---------
         Net cash used in financing activities ..........................................        (140,762)         (20,824)
                                                                                                ---------        ---------
Net decrease in cash and cash equivalents ...............................................          (6,540)             (47)
Cash and cash equivalents at beginning of period ........................................          89,343           25,908
                                                                                                ---------        ---------
Cash and cash equivalents at end of period ..............................................       $  82,803        $  25,861
                                                                                                =========        =========

Supplemental schedule of cash flow information:
   Cash paid during the period for:
     Interest, net of amounts capitalized ...............................................       $  17,029        $  26,669
     Income tax payments (refunds), net .................................................          (5,423)           1,885

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

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

     We have prepared the condensed consolidated financial statements, without audit. In management's opinion, they include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 and 2001 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for a full year.

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

     Approximately 77% of our net operating revenues for the three months ended March 31, 2002 and 2001, were derived from funds under federal and state medical assistance programs. We accrue for revenues when services are provided at standard charges. These charges are adjusted to amounts that we estimate to receive under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

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

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2002

                                   (UNAUDITED)

     The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except per share amounts):

                                                                            2002            2001
                                                                          ---------       ---------

NUMERATOR:
  Numerator for basic and diluted net income (loss) per share .....       $  20,504       $ (52,274)
                                                                          =========       =========

DENOMINATOR:
  Denominator for basic net income (loss) per share - weighted
    average shares ................................................         104,441         103,705
  Effect of dilutive securities - employee stock options ..........           1,025              --
                                                                          ---------       ---------

  Denominator for diluted net income (loss) per share -
    weighted average shares and assumed conversions ...............         105,466         103,705
                                                                          =========       =========

  Basic net income (loss) per share ...............................       $    0.20       $   (0.50)
                                                                          =========       =========

  Diluted net income (loss) per share .............................       $    0.19       $   (0.50)
                                                                          =========       =========

     Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three months ended March 31 (in thousands):

                                                                                2002            2001
                                                                              --------        --------

Net income (loss) .....................................................       $ 20,504        $(52,274)
Foreign currency translation adjustments, net of income taxes .........             --             (44)
Net unrealized gains (losses) on available-for-sale securities, net
  of income taxes .....................................................           (577)            222
                                                                              --------        --------
Comprehensive income (loss) ...........................................       $ 19,927        $(52,096)
                                                                              ========        ========

     The components of accumulated other comprehensive income, net of income taxes, consist of the following (in thousands):

                                                            MARCH 31,  DECEMBER 31,
                                                              2002         2001
                                                            ---------  ------------

Foreign currency translation adjustments .............       $   53       $   53
Unrealized gains on available-for-sale securities ....        1,399        1,976
                                                             ------       ------
                                                             $1,452       $2,029
                                                             ======       ======

     (2) The provision for (benefit from) income taxes for the three months ended March 31, 2002 and 2001 were based on estimated annual effective tax rates of 5% and 45%, respectively. Our estimated annual effective tax rate for 2002 differs from the federal statutory rate primarily due to a reduction in the valuation allowance, due principally to the expected realization of net operating loss carryforwards, for deferred tax assets established at December 31, 2001. Our estimated annual effective tax rate for 2001 differs from the federal statutory rate primarily due to the

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2002

                                   (UNAUDITED)

pre-tax charges for asset impairments, workforce reductions and other unusual items of approximately $107,700,000. These charges reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate. The provision for (benefit from) income taxes consists of the following for the three months ended March 31 (in thousands):

                           2002            2001
                         --------        --------

Federal:
     Current .....       $     --        $    311
     Deferred ....             --         (42,603)

State:
     Current .....          1,079             953
     Deferred ....             --          (1,432)
                         --------        --------
                         $  1,079        $(42,771)
                         ========        ========

     (3) During the three months ended March 31, 2002, we sold, closed or terminated the leases on 54 nursing facilities (6,693 beds), four assisted living centers (315 units), three home care centers and certain other assets for cash proceeds of approximately $154,900,000 and notes receivable of approximately $15,500,000. We did not operate 49 of the nursing facilities (6,129 beds) and the four assisted living centers which had been leased in December 2001 to another operator. We recognized net pre-tax losses, which were included in net operating revenues during the first quarter of 2002, of approximately $1,000,000 as a result of these dispositions. The operations of these facilities and certain other assets were immaterial to our consolidated financial position and results of operations.

     (4) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 was effective for us beginning in the first quarter of 2002.

     Following is a summary of adjusted operating results for the effects of adopting SFAS No. 142, for the three months ended March 31 (in thousands, except per share amounts):

                                               2002            2001
                                            ----------       --------
Reported net income (loss) ..........       $   20,504       $(52,274)
Add back:
   Goodwill amortization ............               --            978
   Operating rights amortization ....               --             84
                                            ----------       --------
Adjusted net income (loss) ..........       $   20,504       $(51,212)
                                            ==========       ========

                                                       BASIC                   DILUTED
                                                 -----------------        -----------------
                                                 2002        2001         2002        2001
                                                 -----       -----        -----       -----

Reported net income (loss) per share .....       $0.20      $(0.50)       $0.19      $(0.50)
Add back:
   Goodwill amortization .................          --        0.01           --        0.01
   Operating rights amortization .........          --          --           --          --
                                                 -----      ------        -----      ------
Adjusted net income (loss) per share .....       $0.20      $(0.49)       $0.19      $(0.49)
                                                 =====      ======        =====      ======

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2002

                                   (UNAUDITED)

     We completed the impairment assessment of our indefinite lived intangible assets, other than goodwill, during the first quarter of 2002, with no impairment identified. We will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to finalize the first step during the second quarter of 2002, and complete the measurement of any impairment loss by the fourth quarter of 2002. Any required impairment as a result of initial adoption of SFAS No. 142 will be recorded as the cumulative effect of a change in accounting principle as of January 1, 2002.

     (5) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such matters will have a material adverse effect on our consolidated financial position or results of operations. (See "Part II, Item 1. Legal Proceedings").

     (6) Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information provides disclosure guidelines for segments of a company based on a management approach to defining operating segments. During the first quarter of 2002, we reorganized certain of our operations in order to continue the momentum towards achieving our three-year strategic plan objectives. This reorganization required an adjustment to our reportable segments as follows:

          o Nursing facilities, which provide long-term healthcare through the operation of nursing homes and assisted living centers;

          o AEGIS, which provides rehabilitation therapy services under contract to Beverly and non-Beverly facilities;

          o Home Care, which provides home health, hospice and home medical equipment services; and

          o Matrix, which operates outpatient therapy clinics and a managed care network.

     The following table summarizes certain information for each of our reportable segments (in thousands):

                                         NURSING
                                        FACILITIES        AEGIS        HOME CARE        MATRIX       ALL OTHER (1)      TOTALS
                                        -----------    -----------    -----------     -----------    -------------    -----------
Three months ended March  31, 2002

  Revenues from external customers ...  $   567,880    $    11,062    $    20,888     $    22,338     $      (393)    $   621,775
  Intercompany revenues ..............           --         40,608             --              --             626          41,234
  Interest income ....................          366             10              5               3             715           1,099
  Interest expense ...................        4,736             --             --               2          12,483          17,221
  Depreciation and amortization ......       17,095            107          1,386           1,485           1,648          21,721
  Pre-tax income (loss) ..............       38,580         10,519         (6,587)           (899)        (20,030)         21,583
  Total assets .......................    1,265,072         13,581         52,877         105,823         102,299       1,539,652
  Capital expenditures ...............       25,901            239            621             485           1,661          28,907

Three months ended March 31, 2001

  Revenues from external customers ...  $   608,057    $     2,585    $    24,556     $    23,460     $       810     $   659,468
  Intercompany revenues ..............           --         42,004             --              --           2,829          44,833
  Interest income ....................           57             --             --              32             298             387
  Interest expense ...................        6,341             --             30              12          12,727          19,110
  Depreciation and amortization ......       19,485             59          1,012           2,444           1,464          24,464
  Pre-tax income (loss) ..............       20,579         11,859         (1,025)         (3,248)       (123,210)        (95,045)
  Total assets .......................    1,420,591          3,545        105,740         163,659         150,064       1,843,599
  Capital expenditures ...............       12,102            223            767             554             295          13,941

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

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 2002

                                   (UNAUDITED)

     GENERAL

     FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements.

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

          o liabilities and other claims asserted against the Company, including patient care liabilities, pending government investigations and the resolutions of the proposed settlement with the federal government on prior year Medicare issues, the Class Action and Derivative Lawsuits (see "Part II, Item 1. Legal Proceedings");

          o    our ability to attract and retain qualified personnel;

          o the availability and terms of capital to fund acquisitions and capital improvements;

          o    the competitive environment in which we operate;

          o    our ability to maintain and increase census levels; and

          o    demographic changes.

     Investors should also refer to Item 1. Business in our 2001 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risks inherent in them. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

OPERATING RESULTS

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

     RESULTS OF OPERATIONS

     We reported net income for the first quarter of 2002 of $20,504,000, compared to a net loss of $52,274,000 for the same period in 2001. Net loss for 2001 included pre-tax charges totaling approximately $107,700,000, including $68,900,000 for asset impairments related to our Florida facilities, $18,300,000 for workforce reductions and other reorganization costs and $20,500,000 for Florida exit costs and other unusual items.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2002

                                   (UNAUDITED)

     INCOME TAXES

     The provision for (benefit from) income taxes for the three months ended March 31, 2002 and 2001 were based on estimated annual effective tax rates of 5% and 45%, respectively. Our estimated annual effective tax rate for 2002 differs from the federal statutory rate primarily due to a reduction in the valuation allowance, due principally to the expected realization of net operating loss carryforwards, for deferred tax assets established at December 31, 2001. Our estimated annual effective tax rate for 2001 differs from the federal statutory rate primarily due to the pre-tax charges of approximately $107,700,000, which reduced our pre-tax income to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate.

     NET OPERATING REVENUES

     We reported net operating revenues of $621,775,000 during the first quarter of 2002 compared to $659,468,000 for the same period in 2001. On a same facility basis, company-wide revenues grew 8.7%. Approximately 91% and 92% of our total net operating revenues for the quarters ended March 31, 2002 and 2001, respectively, were derived from services provided by our nursing facilities segment. The decrease in net operating revenues of approximately $37,700,000 for the first quarter of 2002, as compared to the same period in 2001, consists of the following:

          o a decrease of $88,200,000 due to dispositions, primarily related to our Florida facilities;

          o an increase of $49,400,000 due to facilities which we operated during each of the quarters ended March 31, 2002 and 2001 ("same facility operations"); and

          o an increase of $1,100,000 due to a facility acquisition and the openings of one hospice and four outpatient therapy clinics.

     The increase in net operating revenues of $49,400,000 from same facility operations for the first quarter of 2002, as compared to the same period in 2001 consists of the following:

          o $42,300,000 due to an increase in Medicaid, Medicare and private payment rates;

          o $8,500,000 due to an increase in AEGIS' external therapy business; and

          o    $5,000,000 due to a positive shift in our patient mix.

     Such increases were partially offset by decreases of:

          o    $4,500,000 due to a decline in same facility census; and

          o    $1,900,000 due to various other items.

     Our Medicare, private and Medicaid census for same facility operations was 11%, 19% and 70%, respectively, for the first quarter of 2002, as compared to 10%, 20% and 70%, respectively, for the same period in 2001.

     OPERATING AND ADMINISTRATIVE EXPENSES

     We reported operating and administrative expenses of $562,349,000 during the first quarter of 2002 compared to $603,637,000 for the same period in 2001. The decrease of approximately $41,300,000 consists of the following:

          o a decrease of $76,600,000 due to dispositions, primarily due to our Florida facilities;

          o    an increase of $34,000,000 due to same facility operations; and

          o an increase of $1,300,000 due to acquisitions and openings of one hospice and four outpatient therapy clinics.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2002

                                   (UNAUDITED)

     The increase in operating and administrative expenses of $34,000,000 from same facility operations for the first quarter of 2002, as compared to the same period in 2001, was due primarily to the following:

          o $14,200,000 increase in wages and related expenses primarily due to an increase in our weighted average wage rate;

          o $7,700,000 increase in contracted services, primarily due to outsourcing certain housekeeping, laundry and maintenance services;

          o $5,500,000 additional bad debt reserves on accounts receivables, primarily in our Home Care products business;

          o $5,200,000 increase in our provision for insurance and related items, primarily for workers' compensation and professional liability; and

          o    $6,700,000 increase in other controllable costs.

     Such increases were partially offset by the following:

          o $1,900,000 of rent decrease primarily due to the restructuring of certain lease agreements; and

          o    $3,400,000 due to various other items.

     INTEREST EXPENSE, NET

     Interest income increased to $1,099,000 for the first quarter of 2002, as compared to $387,000 for the same period in 2001 primarily due to new notes receivable and an increase in invested funds. Interest expense decreased to $17,221,000 for the first quarter of 2002, as compared to $19,110,000 for the same period in 2001 primarily due to the reduction of debt, primarily with proceeds from the sale of the Florida facilities.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased to $21,721,000 for the first quarter of 2002, as compared to $24,464,000 for the same period in 2001, primarily due to the elimination of amortization on goodwill and other indefinite lived intangibles with the implementation of SFAS No. 142 and the dispositions of, or lease terminations on, certain facilities, including those in Florida.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had approximately $82,803,000 in cash and cash equivalents and approximately $135,700,000 of unused commitments under our $150,000,000 credit facility. We had a negative net working capital of approximately $22,700,000.

     Net cash provided by operating activities for the first quarter of 2002 was approximately $15,000,000 compared to $29,600,000 for the first quarter of 2001. This decline was primarily due to the timing of certain payments. Net cash provided by investing and net cash used in financing activities were approximately $119,200,000 and $140,800,000, respectively, for the first quarter of 2002. We received net cash proceeds of approximately $153,800,000 from the dispositions of facilities and other assets. These net proceeds, along with cash generated from operations and cash on hand, were used to repay approximately $98,100,000 of long-term debt and $42,900,000 of off-balance sheet financing and to fund capital expenditures totaling approximately $28,900,000.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 2002

                                   (UNAUDITED)

     At March 31, 2002, we leased five nursing facilities, one assisted living center and our corporate headquarters under an off-balance sheet financing arrangement subject to operating leases with the lessor. We have the option to purchase the facilities at the end of the initial lease terms at original cost. This financing arrangement was entered into for the construction of these facilities and as of March 31, 2002, we had $69,500,000 of outstanding commitments.

     We currently anticipate that cash flows from operations and borrowings under our banking arrangements will be adequate to repay our debts due within one year of approximately $22,400,000, to make normal recurring capital additions and improvements of approximately $80,000,000, to make operating lease and other contractual payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending March 31, 2003. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                                 MARCH 31, 2002

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

     In accordance with our agreement to dispose of 10 nursing facilities, we have completed the dispositions.

     On July 6, 1999, an amended complaint was filed by the plaintiffs in a previously disclosed purported class action lawsuit pending against the Company and certain of our officers in the United States District Court for the Eastern District of Arkansas (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999 which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral agreement on this motion was held on April 6, 2000. By order and judgement dated October 17, 2001, defendants' motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs appealed this decision to the Eighth Circuit Court of Appeals (Case No. 01-3677). The briefing schedule has been completed and oral argument was held on April 18, 2002. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. We believe that we acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2002

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

          o Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999 and was appealed to the Eighth Circuit Court of Appeals on November 5, 2001; and

          o Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999.

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

                            BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 2002

                                   (UNAUDITED)

     In the ordinary course of business, we periodically receive notices of deficiencies for allegations of failure to comply with various regulatory requirements. We review all such notices and take timely and appropriate corrective action. In most cases, the facility and the government will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the government may take a number of adverse actions against the facility or the Company, including imposition of fines, temporary suspension of admission of new patients, decertification from participation in Medicaid or Medicare programs and licensure revocation.

     On April 29, 2002 the State of California notified us that it is investigating possible criminal charges against the Company with respect to certain of its California facilities based in substantial part on a number of civil citations related to patient care issued by the California Department of Health Services involving incidents during the years 1998 to 2001. Most of the citations were resolved by payment of civil penalties, and a minority are being contested. The Company is engaged in discussions with the State aimed at resolving these issues. The Company is unable to predict whether these discussions will lead to an agreement or the nature of any possible agreement. The Company is not in a position at this time to assess the nature or significance of any charges that might be filed in the event these issues cannot be resolved.

     There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 6(a). EXHIBITS

    EXHIBIT
    NUMBER

     None

ITEM 6(b). REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BEVERLY ENTERPRISES, INC.
                                       Registrant

Dated: May 15, 2002                    By: /s/ PAMELA H. DANIELS
                                           -----------------------------------
                                                    Pamela H. Daniels
                                            Senior Vice President, Controller
                                              and Chief Accounting Officer