Form 10-Q
period 2002-06-30
BEVERLY ENTERPRISES INC
filed 2002-08-13
CIK 1040441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-9550

                             ---------------------

                           BEVERLY ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      62-1691861
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

           ONE THOUSAND BEVERLY WAY                                72919
             FORT SMITH, ARKANSAS                                (Zip Code)
   (Address of principal executive offices)

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

 Shares of registrant's common stock, $.10 par value, outstanding, exclusive of treasury shares,
                        at July 31, 2002 -- 104,869,539

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                                 JUNE 30, 2002

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets.......................    2
         Condensed Consolidated Statements of Operations.............    3
         Condensed Consolidated Statements of Cash Flows.............    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition    12
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures About Market          20
         Risk........................................................

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   22
Item 6.  Exhibits and Reports on Form 8-K............................   23

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  107,466      $   89,343
  Accounts receivable -- patient, less allowance for
     doubtful accounts: 2002 -- $45,905; 2001 -- $51,400....     208,866         242,865
  Accounts receivable -- nonpatient, less allowance for
     doubtful accounts: 2002 -- $1,068; 2001 -- $908........       7,351          12,914
  Notes receivable, less allowance for doubtful notes:
     2002 -- $1,770; 2001 -- $714...........................       1,617          18,662
  Operating supplies........................................      21,730          25,701
  Assets held for sale......................................       6,696         120,843
  Prepaid expenses and other................................      18,495          13,720
                                                              ----------      ----------
          Total current assets..............................     372,221         524,048
Property and equipment, net of accumulated depreciation and
  amortization: 2002 -- $775,371; 2001 -- $744,163..........     883,627         873,585
Goodwill, net...............................................     141,790         144,884
Other, less allowance for doubtful accounts and notes:
  2002 -- $4,513; 2001 -- $4,393............................     148,219         138,553
                                                              ----------      ----------
                                                              $1,545,857      $1,681,070
                                                              ==========      ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   69,484      $   93,728
  Accrued wages and related liabilities.....................      98,354         109,295
  Accrued interest..........................................      12,970          14,708
  General and professional liabilities......................      85,628          51,784
  Federal government settlement liabilities.................      46,391          45,891
  Other accrued liabilities.................................      84,746         112,609
  Current portion of long-term debt.........................      20,684          64,231
                                                              ----------      ----------
          Total current liabilities.........................     418,257         492,246
Long-term debt..............................................     616,107         677,442
Other liabilities and deferred items........................     205,344         214,885
Commitments and contingencies
Stockholders' equity:
  Preferred stock, shares authorized: 25,000,000............          --              --
  Common stock, shares issued: 2002 -- 113,265,731;
     2001 -- 112,813,303....................................      11,327          11,281
  Additional paid-in capital................................     890,719         887,668
  Accumulated deficit.......................................    (488,713)       (495,203)
  Accumulated other comprehensive income....................       1,753           2,029
  Treasury stock, at cost: 2002 -- 8,414,542 shares;
     2001 -- 8,515,758 shares...............................    (108,937)       (109,278)
                                                              ----------      ----------
          Total stockholders' equity........................     306,149         296,497
                                                              ----------      ----------
                                                              $1,545,857      $1,681,070
                                                              ==========      ==========

NOTE: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.
                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                  -------------------   -----------------------
                                                    2002       2001        2002         2001
                                                  --------   --------   ----------   ----------
Net operating revenues..........................  $633,689   $679,978   $1,255,464   $1,339,446
Interest income.................................     1,044        811        2,143        1,198
                                                  --------   --------   ----------   ----------
       Total revenues...........................   634,733    680,789    1,257,607    1,340,644
Costs and expenses:
  Operating and administrative:
       Wages and related........................   369,782    409,608      736,985      807,570
       Provision for insurance and related
          items.................................    46,006     29,206       67,923       56,369
       Other....................................   171,218    181,572      344,447      360,084
  Interest......................................    16,606     20,273       33,827       39,383
  Depreciation and amortization.................    22,265     22,150       43,986       46,614
  Florida insurance reserve adjustment..........    22,179         --       22,179           --
  California investigation settlement and
     related costs..............................     6,300         --        6,300           --
  Adjustment to estimated reserves related to
     settlements of federal government
     investigations.............................    (6,940)        --       (6,940)          --
  Asset impairments, workforce reductions and
     other unusual items........................        --      7,854           --      115,543
                                                  --------   --------   ----------   ----------
       Total costs and expenses.................   647,416    670,663    1,248,707    1,425,563
                                                  --------   --------   ----------   ----------
Income (loss) before provision for (benefit
  from) income taxes............................   (12,683)    10,126        8,900      (84,919)
Provision for (benefit from) income taxes.......     1,331      4,558        2,410      (38,213)
                                                  --------   --------   ----------   ----------
Net income (loss)...............................  $(14,014)  $  5,568   $    6,490   $  (46,706)
                                                  ========   ========   ==========   ==========
Net income (loss) per share of common stock:
  Basic and diluted net income (loss) per share
     of common stock............................  $  (0.13)  $   0.05   $     0.06   $    (0.45)
                                                  ========   ========   ==========   ==========
  Shares used to compute basic net income (loss)
     per share..................................   104,731    103,884      104,587      103,795
                                                  ========   ========   ==========   ==========
  Shares used to compute diluted net income
     (loss) per share...........................   104,731    105,691      105,996      103,795
                                                  ========   ========   ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2002           2001
                                                              -----------    ----------
Cash flows from operating activities:
  Net income (loss).........................................   $   6,490      $(46,706)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization..........................      43,986        46,614
     Provision for reserves on patient, notes and other
      receivables, net......................................      24,978        16,996
     Amortization of deferred financing costs...............       1,562         1,839
     Florida insurance reserve adjustment...................      22,179            --
     California investigation settlement and related
      costs.................................................       6,300            --
     Adjustment to estimated reserves related to settlements
      of federal government investigations..................      (6,940)           --
     Asset impairments, workforce reductions and other
      unusual items.........................................          --       115,543
     Losses (gains) on dispositions of facilities and other
      assets, net...........................................       2,354        (1,160)
     Deferred income taxes..................................          --       (40,896)
     Insurance related accounts.............................      17,424        29,024
     Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
       Accounts receivable -- patient.......................       9,810         7,254
       Operating supplies...................................       2,262           (82)
       Prepaid expenses and other receivables...............      (5,015)       (1,552)
       Accounts payable and other accrued expenses..........     (53,632)      (26,551)
       Income taxes payable.................................       5,719        (2,622)
       Other, net...........................................      (6,173)       (2,086)
                                                               ---------      --------
          Total adjustments.................................      64,814       142,321
                                                               ---------      --------
          Net cash provided by operating activities.........      71,304        95,615
Cash flows from investing activities:
     Capital expenditures...................................     (61,143)      (33,554)
     Proceeds from dispositions of facilities and other
      assets................................................     156,876         9,840
     Collections on notes receivable........................         956            31
     Proceeds from designated funds, net....................        (124)          343
     Other, net.............................................      (3,492)       (1,507)
                                                               ---------      --------
          Net cash provided by (used in) investing
            activities......................................      93,073       (24,847)
Cash flows from financing activities:
     Revolver borrowings....................................          --       442,000
     Repayments of Revolver borrowings......................          --      (606,000)
     Proceeds from issuance of long-term debt...............          --       200,000
     Repayments of long-term debt...........................    (104,882)      (46,711)
     Repayments of off-balance sheet financing..............     (42,901)           --
     Proceeds from exercise of stock options................       1,605         2,841
     Deferred financing costs paid..........................         (76)       (8,799)
                                                               ---------      --------
          Net cash used in financing activities.............    (146,254)      (16,669)
                                                               ---------      --------
Net increase (decrease) in cash and cash equivalents........      18,123        54,099
Cash and cash equivalents at beginning of period............      89,343        25,908
                                                               ---------      --------
Cash and cash equivalents at end of period..................   $ 107,466      $ 80,007
                                                               =========      ========
Supplemental schedule of cash flow information:
  Cash paid during the period for:
     Interest, net of amounts capitalized...................   $  34,003      $ 38,478
     Income tax payments (refunds), net.....................      (3,309)        5,305

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (UNAUDITED)

     (1) References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned consolidated subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we", "our", "ours" and "us" refer only to Beverly Enterprises, Inc. and its wholly owned consolidated subsidiaries and not to any other person.

     We have prepared the condensed consolidated financial statements, without audit. In management's opinion, these financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results for a full year.

     Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements that affect:

     -- the reported amounts of assets and liabilities at the date of the financial statements; and

     -- the reported amounts of revenues and expenses during the reporting period.

     They also require management to make estimates and assumptions regarding any contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Approximately 77% of our net operating revenues for the six months ended June 30, 2002 and 2001, were derived from funds under federal and state medical assistance programs. We accrue for revenues when services are provided at standard charges. These charges are adjusted to amounts that we estimate we will receive under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

     Retroactive adjustments are considered in the recognition of revenues on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity and evolving nature of the laws and regulations governing the Medicare and Medicaid programs, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 2002
                                  (UNAUDITED)

     The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30 (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2002        2001        2002        2001
                                                  --------    --------    --------    --------
NUMERATOR:
  Numerator for basic and diluted net income
     (loss) per share...........................  $(14,014)   $  5,568    $  6,490    $(46,706)
                                                  ========    ========    ========    ========
DENOMINATOR:
  Denominator for basic net income (loss) per
     share -- weighted average shares...........   104,731     103,884     104,587     103,795
  Effect of dilutive securities: Employee stock
     options....................................        --       1,807       1,409          --
                                                  --------    --------    --------    --------
  Denominator for diluted net income (loss) per
     share -- weighted average shares and
     assumed conversions........................   104,731     105,691     105,996     103,795
                                                  ========    ========    ========    ========
  Basic and diluted net income (loss) per
     share......................................  $  (0.13)   $   0.05    $   0.06    $  (0.45)
                                                  ========    ========    ========    ========

     Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three-month and six-month periods ended June 30 (in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                        2002       2001      2002       2001
                                                      --------    ------    ------    --------
Net income (loss).................................    $(14,014)   $5,568    $6,490    $(46,706)
Foreign currency translation adjustments, net of
  income taxes....................................          --      (232)       --        (276)
Net unrealized gains (losses) on
  available-for-sale securities, net of income
  taxes...........................................         301       325      (276)        547
                                                      --------    ------    ------    --------
Comprehensive income (loss).......................    $(13,713)   $5,661    $6,214    $(46,435)
                                                      ========    ======    ======    ========

     The components of accumulated other comprehensive income, net of income taxes, consist of the following (in thousands):

                                                                JUNE 30,    DECEMBER 31,
                                                                  2002          2001
                                                                --------    ------------
Unrealized gains on available-for-sale securities...........     $1,700        $1,976
Foreign currency translation adjustments....................         53            53
                                                                 ------        ------
                                                                 $1,753        $2,029
                                                                 ======        ======

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 2002
                                  (UNAUDITED)

     (2) During the second quarter of 2002, we recorded pre-tax charges relating to the following:

          -- Florida Insurance Reserve Adjustment

             Based on the results of a semi-annual actuarial study performed by an independent risk consultant, completed in mid-July, we recorded a total increase of $43,268,000 in our estimated reserves for prior policy-year patient care liability costs. Included in this amount was $22,179,000 to increase reserves related to our previously operated Florida facilities, which have been sold. The balance of the increase in reserves, $21,089,000, is included in the provision for insurance and related items in the accompanying financial statements.

             In connection with the results of this actuarial study, commencing May 1, 2002 we also increased our monthly operating expense accruals by $2,500,000 per month to reflect an anticipated increase in patient care liability costs for the current policy year.

          -- California Investigation Settlement and Related Costs

             On August 1, 2002, the Company and the State of California reached an agreement on the settlement of an investigation by the Attorney General's office and the District Attorney of Santa Barbara County of patient care issues in a number of California nursing facilities. In accordance with the terms of the settlement agreement, Beverly Enterprises -- California, Inc. has entered a plea of nolo contendere to two felony charges under California's Elder Abuse statute and will pay a fine of $54,000 related to the plea. In addition, Beverly
        Enterprises -- California, Inc. will reimburse the Attorney General and the Santa Barbara County District Attorney $533,000 for the costs of their investigations and will pay a $2,000,000 civil penalty in four equal, quarterly installments of $500,000 beginning in the third quarter of 2002. In addition a permanent injunction was entered requiring that the Company and its operating subsidiaries operate their California nursing facilities in compliance with all applicable laws and regulations and continue their existing training and education programs. The Company recorded a charge against earnings of $6,300,000 to reflect the terms of the settlement and related costs.

          -- Adjustment to Estimated Reserves Related to Settlements of Federal
             Government Investigations

             In February 2002, we made a settlement offer to the Centers for Medicare and Medicaid Services ("CMS") to resolve reimbursement issues relating to: (1) costs of services provided to Medicare patients during 1996 through 1998 under the federal government's former cost-reimbursement system; and (2) co-payments due from Medicare beneficiaries, who were also eligible for Medicaid, for the years 1999 and 2000. This settlement offer resolves all outstanding issues from the Allocation Investigations (as defined in "Part II, Item 1. Legal Proceedings").

             In connection with the proposed settlement offer, and based on further discussions with CMS, we have revised the amount of legal fees and other costs we expect to incur. Accordingly, previously accrued legal and related fees for these matters have been reduced by $6,900,000.

     (3) The provision for (benefit from) income taxes for the three-month and six-month periods ended June 30, 2002 and 2001 were based on estimated annual effective tax rates of 10% and 45%, respectively. Total annual tax expense for 2002, which primarily relates to state income taxes, is estimated to be approximately $5,000,000. The tax provision for the six-month period ended June 30, 2002 represents approximately half of that amount. Our estimated annual effective tax rate for 2002 differs from the federal statutory rate primarily due to a reduction in the valuation allowance for deferred tax assets established at December 31, 2001. This

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 2002
                                  (UNAUDITED)

reduction in the valuation allowance is principally due to our expected realization of the net operating loss carryforwards.

     Our estimated annual effective tax rate for 2001 differs from the federal statutory rate primarily due to the pre-tax charges for asset impairments, workforce reductions and other unusual items of approximately $115,500,000. These charges reduced our pre-tax income for 2001 to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate.

     The provision for (benefit from) income taxes consists of the following for the three-month and six-month periods ended June 30 (in thousands):

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       -------------------    ------------------
                                                        2002        2001       2002       2001
                                                       -------    --------    ------    --------
Federal:
  Current............................................  $   --     $   347     $   --    $    658
  Deferred...........................................       2       6,028          2     (36,575)
State:
  Current............................................   1,379       1,072      2,458       2,025
  Deferred...........................................     (50)     (2,889)       (50)     (4,321)
                                                       ------     -------     ------    --------
                                                       $1,331     $ 4,558     $2,410    $(38,213)
                                                       ======     =======     ======    ========

     (4) During the six months ended June 30, 2002, we sold, closed or terminated the leases on 57 nursing facilities (6,883 beds), four assisted living centers (315 units), three home care centers, one outpatient clinic and certain other assets for cash proceeds of approximately $158,100,000 and notes receivable of approximately $15,700,000. We did not operate 49 of the nursing facilities (6,129 beds) or the four assisted living centers, which were located in Florida and had been leased in December 2001 to another operator. Excluding the Florida properties, which had been written down to net realizable value in 2001, we recognized net pre-tax losses of approximately $1,500,000 as a result of these dispositions. These losses were included in net operating revenues during the six months ended June 30, 2002. The operations of these facilities and certain other assets were immaterial to our consolidated financial position and results of operations.

     (5) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 was effective for us beginning in the first quarter of 2002.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 2002
                                  (UNAUDITED)

     Following is a summary of adjusted operating results reflecting the effects of adopting SFAS No. 142, net of income taxes, for the three-month and six-month periods ended June 30 (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                        2002       2001      2002       2001
                                                      --------    ------    ------    --------
Reported net income (loss)..........................  $(14,014)   $5,568    $6,490    $(46,706)
Add back:
  Goodwill amortization.............................        --       966        --       1,944
  Operating rights amortization.....................        --        82        --         166
                                                      --------    ------    ------    --------
Adjusted net income (loss)..........................  $(14,014)   $6,616    $6,490    $(44,596)
                                                      ========    ======    ======    ========

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                        2002       2001      2002       2001
                                                      --------    ------    ------    --------
Reported basic and diluted net income (loss) per
  share.............................................  $  (0.13)   $ 0.05    $ 0.06    $  (0.45)
Add back:
  Goodwill amortization.............................        --      0.01        --        0.02
  Operating rights amortization.....................        --        --        --          --
                                                      --------    ------    ------    --------
Adjusted basic and diluted net income (loss) per
  share.............................................  $  (0.13)   $ 0.06    $ 0.06    $  (0.43)
                                                      ========    ======    ======    ========

     We completed the impairment assessment of our indefinite lived intangible assets, other than goodwill, during the first quarter of 2002, with no impairment identified. SFAS No. 142 describes a two-step process for testing goodwill for impairment. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have completed the first step of the goodwill impairment test for all reporting units of the Company. The results of that test have indicated that goodwill does not appear to be impaired except for our Matrix and Home Care Services reporting units where goodwill may be impaired and an impairment loss may have to be recognized. The amount of that loss has not been fully estimated, and the measurement of that loss, if any, is expected to be completed prior to the end of the third quarter of 2002. Any required impairment as a result of initial adoption of SFAS No. 142 will be recorded as the cumulative effect of a change in accounting principle as of January 1, 2002.

     (6) We have notified federal and California healthcare regulatory authorities (CMS, the Office of Inspector General ("OIG"), the California Attorney General's office and the California Department of Health) that we are conducting an internal investigation of past billing practices at MK Medical, our medical equipment business unit based in Fresno, California. An independent third party has been engaged to audit MK Medical's billing of government payors. Until the results of this audit are known, the extent of potential overpayments, penalties or fines cannot be quantified, but they could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Annualized cash receipts since the October 1998 acquisition of MK Medical have averaged approximately $20,000,000, of which approximately $15,000,000 is related to government payors.

     (7) See "Part II, Item 1. Legal Proceedings" for a description of certain legal proceedings and investigations pending against the Company. There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We believe the ultimate resolution of such other matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 2002
                                  (UNAUDITED)

     (8) Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments. During the first quarter of 2002, we reorganized certain of our operations in order to continue the momentum towards achieving our three-year strategic plan objectives. This reorganization required an adjustment to our reportable segments, which are now as follows:

     -- Nursing facilities, which provide long-term healthcare through the operation of nursing homes and assisted living centers;

     -- AEGIS, which provides rehabilitation therapy services under contract to Beverly and non-Beverly facilities;

     -- Home Care, which provides home health, hospice and home medical equipment services; and

     -- Matrix, which operates outpatient therapy and other clinics and a managed care network.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 2002
                                  (UNAUDITED)

     The following table summarizes certain information for each of our reportable segments (in thousands):

                                                   NURSING                                        ALL
                                                  FACILITIES    AEGIS    HOME CARE   MATRIX    OTHER(1)      TOTALS
                                                  ----------   -------   ---------   -------   ---------   ----------
Three months ended June 30, 2002
  Revenues from external customers..............  $  579,845   $13,026    $17,878    $22,335   $     605   $  633,689
  Intercompany revenues.........................          --    41,150         --         --          --       41,150
  Interest income...............................         416         8         10         --         610        1,044
  Interest expense..............................       4,187        --         --         --      12,419       16,606
  Depreciation and amortization.................      18,509       148        500      1,443       1,665       22,265
  Pre-tax income (loss).........................      41,382    10,595     (6,188)        28     (58,500)     (12,683)
  Total assets..................................   1,244,316    15,802     45,726    103,416     136,597    1,545,857
  Capital expenditures..........................      28,056       677        466        804       2,233       32,236
Three months ended June 30, 2001
  Revenues from external customers..............  $  627,471   $ 3,900    $25,016    $23,742   $    (151)  $  679,978
  Intercompany revenues.........................          --    45,745         --         --       2,791       48,536
  Interest income...............................          77        --         --         28         706          811
  Interest expense..............................       6,898        --         22         12      13,341       20,273
  Depreciation and amortization.................      17,015        63      1,054      2,454       1,564       22,150
  Pre-tax income (loss).........................      27,449    13,452     (8,996)    (2,791)    (18,988)      10,126
  Total assets..................................   1,377,663     4,898     98,583    162,308     213,385    1,856,837
  Capital expenditures..........................      17,544       109        662        458         840       19,613
Six months ended June 30, 2002
  Revenues from external customers..............  $1,147,725   $24,088    $38,766    $44,673   $     212   $1,255,464
  Intercompany revenues.........................          --    81,758         --         --         626       82,384
  Interest income...............................         782        18         15          3       1,325        2,143
  Interest expense..............................       8,923        --         --          2      24,902       33,827
  Depreciation and amortization.................      35,604       255      1,886      2,928       3,313       43,986
  Pre-tax income (loss).........................      79,962    21,114    (12,775)      (871)    (78,530)       8,900
  Total assets..................................   1,244,316    15,802     45,726    103,416     136,597    1,545,857
  Capital expenditures..........................      53,957       916      1,087      1,289       3,894       61,143
Six months ended June 30, 2001
  Revenues from external customers..............  $1,235,528   $ 6,485    $49,572    $47,202   $     659   $1,339,446
  Intercompany revenues.........................          --    87,749         --         --       5,620       93,369
  Interest income...............................         134        --         --         60       1,004        1,198
  Interest expense..............................      13,239        --         52         24      26,068       39,383
  Depreciation and amortization.................      36,500       122      2,066      4,898       3,028       46,614
  Pre-tax income (loss).........................      48,028    25,311    (10,021)    (6,039)   (142,198)     (84,919)
  Total assets..................................   1,377,663     4,898     98,583    162,308     213,385    1,856,837
  Capital expenditures..........................      29,646       332      1,429      1,012       1,135       33,554

---------------

(1) Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include: (a) pre-tax charges related to the Florida insurance reserve adjustment, the California investigation settlement and related costs and the adjustment to estimated reserves related to settlements of federal government investigations, netting to approximately $21,500,000 for the three-month and six-month periods ended June 30, 2002; and (b) asset impairments, workforce reductions and other unusual items totaling approximately $7,800,000 and $115,500,000 for the three-month and six-month periods ended June 30, 2001, respectively.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 2002

                                  (UNAUDITED)

GENERAL

  FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions, are forward-looking statements.

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include, but are not limited to:

     -- national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

     -- the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

     -- changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

     -- liabilities and other claims asserted against the Company, including patient care liabilities, pending government investigations and the resolutions of the proposed settlement with the federal government on prior year Medicare issues, the Class Action and the Derivative Lawsuits (see "Part II, Item 1. Legal Proceedings");

     -- the ability to predict future reserve levels for patient care liabilities (see Critical Accounting Policies Update below);

     -- our ability to attract and retain qualified personnel;

     -- the availability and terms of capital to fund acquisitions and capital improvements;

     -- the competitive environment in which we operate;

     -- our ability to maintain and increase census levels; and

     -- demographic changes.

     Investors should also refer to Item 1. Business in our 2001 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risks inherent in them. Given these risks and uncertainties, we can give no assurances that any forward-looking statements, which speak only as of the date of this report will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following discussion relates to the condensed consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

  GOVERNMENTAL REGULATION AND REIMBURSEMENT

     The Company and its facilities are subject to extensive regulation by federal, state and local agencies. Each facility must comply with regulations regarding staffing levels, patient care standards, occupational health and safety, patient confidentiality, billing and reimbursement and environmental and biological hazards, among others. Additionally, government agencies have steadily increased their enforcement activity in this industry over the past several years, particularly with respect to large for-profit, multi-facility providers like us. This regulatory environment may force us to expend considerable resources to ensure compliance and respond to inspections, investigations or other enforcement actions. We believe the government will continue aggressive enforcement in the future.

     In the ordinary course of business, we periodically receive notices of deficiencies for allegations of failure to comply with various regulatory requirements. We review all such notices and take timely and appropriate corrective action. In most cases, the facility and the government will agree upon steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the government may take a number of adverse actions against the facility or the Company, including imposition of fines, temporary suspension of admission of new patients, decertification from participation in Medicaid or Medicare programs and licensure revocation.

     We have notified federal and California healthcare regulatory authorities (CMS, OIG, the California Attorney General's office and the California Department of Health) that we are conducting an internal investigation of past billing practices at MK Medical, our medical equipment business unit based in Fresno, California. An independent third party has been engaged to audit MK Medical's billing of government payors. Until the results of this audit are known, the extent of potential overpayments, penalties or fines cannot be quantified, but they could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Annualized cash receipts since the October 1998 acquisition of MK Medical have averaged approximately $20,000,000, of which approximately $15,000,000 is related to government payors.

     Additionally, changes in the reimbursement received by our facilities may significantly affect our expected future financial position, results of operations and cash flows. On September 30, 2002, certain provisions of current Medicare payment regulations are scheduled to expire, subject to federal government intervention. These provisions include a 16.66% add-on to the nursing component of all 44 Resource Utilization Group ("RUG") categories and a 4% overall increase in the adjusted rates for all 44 RUG categories. Assuming a similar volume and mix of Medicare patients as those we are currently experiencing, if these add-ons were completely eliminated, our annual net operating revenues would be reduced by an estimated $58,400,000 (or approximately $14,600,000 for 2002, assuming an October 1, 2002 implementation date). In addition, a 6.7% add-on for the rehabilitation RUG categories and a 20% add-on for high-acuity non-therapy RUG categories were due to expire on September 30, 2002, when CMS was expected to release their refinements to the RUG system. On July 29, 2002, CMS announced that it had determined that the research is not sufficiently advanced to permit it to make and implement refinements to the RUG system for the fiscal year ended 2003. Therefore, these two add-ons will continue at least through September 30, 2003. Currently, we generate annual net operating revenues related to these add-ons of approximately $39,400,000.

     In August 2000, final regulations surrounding standards for electronic transactions, code sets and protecting the confidentiality and integrity of individually identifiable health information, as required under the Health Insurance Portability and Accountability Act, were released. These new transactions and code sets

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

must be implemented by October 2002, unless a covered entity applies for, and is granted, an extension of up to one year. In December 2000, the final privacy standards were released and must be implemented by April 2003. The privacy standards are designed to protect the privacy of patients' medical information. The Bush Administration and Congress have reexamined these privacy standards and proposed revisions in March 2002. The final rule on these proposed revisions is expected to be released in August 2002. While most standards will likely require implementation by April 2003, certain covered entities may be granted additional time to comply with some standards, with civil and criminal penalties established for noncompliance.

CRITICAL ACCOUNTING POLICIES UPDATE

  PATIENT CARE LIABILITY AND INSURANCE RISKS

     General liability and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. In addition, insurance coverage for patient care liability and certain other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and pay substantially higher premiums for reduced coverage.

     We believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and related services. Such provisions are made based primarily upon the results of independent actuarial valuations, prepared by actuaries with long-term care industry experience. Such independent valuations are formally prepared twice a year using the most recent trends of claims, settlements and other relevant data. In addition to the actuarial estimate of claim payments, our provision for insurance includes accruals for insurance premiums for the coverage period and our estimate of any experience adjustments to premiums. Based on the results of the most recent semi-annual actuarial study completed in mid-July, performed by an independent risk consultant, we recorded a pre-tax charge of $43,268,000 to increase our reserves for prior policy-year patient care liability costs, including $22,179,000 relating to our previously operated Florida facilities, which have been sold. Our risk management and independent actuaries estimate our range of discounted exposure for patient care liabilities to be $164,000,000 to $195,000,000 (or a range of $176,000,000 to $208,000,000 for total insurance liabilities, including workers' compensation). Our recorded reserves for patient care liabilities were $179,752,000 (and $191,773,000 for total insurance liabilities) at June 30, 2002. Based on the results of this semi-annual actuarial study, we have also increased our monthly accruals for the current policy year by $2,500,000.

     For our general and professional liabilities, we are typically responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits for certain policy years. The majority of our workers' compensation risks are insured through insurance policies with third parties. These liabilities are estimated by the independent actuaries and are discounted at 10% on our financial statements to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge at June 30, 2002 of $1,200,000. On an undiscounted basis, these liabilities totaled $220,700,000 at June 30, 2002.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 OFF-BALANCE SHEET OBLIGATIONS

     We have two off-balance sheet financing arrangements which totaled approximately $139,500,000 at June 30, 2002, including:

     -- $70,000,000 of Medium Term Notes due March 2005; and

     -- $69,500,000 of Synthetic Leases expiring in August 2004.

     The Medium Term Notes are obligations of a bankruptcy-remote subsidiary of the Company, Beverly Funding Corporation ("BFC"). These notes are collateralized by Medicaid and Veterans Administration accounts receivable that are sold by Beverly Health and Rehabilitation Services, Inc., a wholly owned subsidiary, to BFC at a discount. These daily transactions constitute true sales of receivables for which BFC bears the risk of collection. BFC is a legally-isolated entity whose assets cannot be used to satisfy claims of the Company or any of its other subsidiaries. Therefore, in accordance with current generally accepted accounting principles, the assets and liabilities of BFC are not consolidated with Beverly Enterprises, Inc.

     Because BFC is a wholly owned subsidiary of the Company, its total equity of approximately $31,000,000 at June 30, 2002 is recorded as an asset on the condensed consolidated balance sheet of the Company and its operating loss of approximately $2,100,000 for the six months ended June 30, 2002, is fully reflected in the operating results of the Company. If BFC was required to be reconsolidated with the Company, we would record additional assets of approximately $60,800,000 and debt obligations of $70,000,000 on the condensed consolidated statements.

     At June 30, 2002, the Company leased five nursing facilities, one assisted living center and its corporate headquarters under an off-balance sheet financing arrangement, typically referred to as a synthetic lease. The lessor financed the construction of these properties and we lease the properties under a master operating lease agreement due to expire in August 2004. At that time, we can renew the lease for up to two years (at the lessor's option), purchase the properties at original cost, or coordinate the sale of the properties to a third-party.

     We monitor these off-balance sheet obligations throughout the year and believe the obligations and any related assets should not be included in our condensed consolidated financial statements under generally accepted accounting principles. However, if changes in accounting standards or facts surrounding these obligations would require these obligations to be consolidated, the impact on our financial position, results of operations and cash flows would not be significant and consolidation would not impact compliance with any of our debt covenants.

     In addition, at June 30, 2002, we have off-balance sheet debt guarantees of approximately $37,700,000 and we guarantee certain third-party operating leases and officer loans.

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

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net income (loss) and diluted net income (loss) per share assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the three-month and six-month periods ended June 30 (in thousands except per share amounts):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                        2002       2001      2002       2001
                                                      --------    ------    ------    --------
Pro forma net income (loss).........................  $(16,078)   $4,509    $2,726    $(46,177)
Pro forma diluted net income (loss) per share.......  $  (0.15)   $ 0.04    $ 0.03    $  (0.44)

OPERATING RESULTS

 SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

 Results of Operations

     We reported a net loss for the second quarter of 2002 of $14,014,000, compared to net income of $5,568,000 for the same period in 2001. Net loss for the second quarter of 2002 included net pre-tax charges totaling approximately $21,500,000 and consisted of the following:

     -- approximately $22,200,000 for prior policy-year patient care liability costs related to our Florida facilities which have been sold;

     -- $6,300,000 related to the settlement and related costs of investigation for patient care issues at certain California nursing homes; and

     -- partially offset by a decrease of approximately $6,900,000 in reserves established in conjunction with previous settlements of federal government investigations.

     Net income for the 2001 period included pre-tax charges totaling approximately $7,800,000, including $6,800,000 for asset impairments ($6,200,000 related to the Florida facilities) and $1,000,000 for workforce reductions and other reorganization costs.

 Income Taxes

     We have estimated annual effective tax rates of 10% and 45% for 2002 and 2001, respectively. Total annual tax expense for 2002, which primarily relates to state income taxes, is estimated to be approximately $5,000,000. The tax provision for the six-month period ended June 30, 2002 represents approximately half of that amount. Our estimated annual effective tax rate for 2002 differs from the federal statutory rate primarily due to a reduction in the valuation allowance for deferred tax assets established at December 31, 2001. This reduction in the valuation allowance is principally due to our expected realization of the net operating loss carryforwards.

     Our estimated annual effective tax rate for 2001 differs from the federal statutory rate primarily due to the pre-tax charges for asset impairment, workforce reductions and other unusual items of approximately $115,500,000, which reduced our pre-tax income to a level where the effect of permanent tax differences and state income taxes had a significant impact on the effective tax rate. See Note 3 to Condensed Consolidated Financial Statements.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 Net Operating Revenues

     On a same facility basis for the quarter, Company-wide revenues grew 6.6%. Total Company net operating revenues were $633,689,000 during the second quarter of 2002 compared to $679,978,000 for the same period in 2001. The decrease in net operating revenues of approximately $46,300,000 for the second quarter of 2002, as compared to the same period in 2001, consists of the following:

     -- a decrease of $85,900,000 due to dispositions, primarily related to our Florida facilities;

     -- an increase of $39,200,000 due to facilities which we operated during each of the quarters ended June 30, 2002 and 2001 ("same facility operations"); and

     -- an increase of $400,000 due to the openings of a newly constructed facility and two outpatient therapy clinics.

     The increase in net operating revenues of $39,200,000 from same facility operations for the three months ended June 30, 2002, as compared to the same period in 2001 consists of the following:

     -- $22,600,000 due to an increase in Medicaid, Medicare and private payment rates;

     -- $9,300,000 due to an increase in AEGIS' external therapy business;

     -- $6,600,000 due to a positive shift in our patient mix;

     -- $7,400,000 due to various other items; and

     -- partially offset by a decrease of $6,700,000 due to a decline in same facility census.

     Our Medicare, private and Medicaid census for same facility operations was 11%, 18% and 70%, respectively, for the second quarter of 2002, as compared to 10%, 18% and 71%, respectively, for the same period in 2001. Approximately 92% of our total net operating revenues for the quarters ended June 30, 2002 and 2001, were derived from services provided by our nursing facilities segment.

 Operating and Administrative Expenses

     We reported operating and administrative expenses of $587,006,000 during the second quarter of 2002 compared to $620,386,000 for the same period in 2001. The decrease of approximately $33,400,000 consists of the following:

     -- a decrease of $73,300,000 due to dispositions, primarily related to our Florida facilities;

     -- an increase of $38,300,000 due to same facility operations; and

     -- an increase of $1,600,000 due to the openings of a newly constructed facility and two outpatient therapy clinics.

     The increase in operating and administrative expenses of $38,300,000 from same facility operations for the three months ended June 30, 2002, as compared to the same period in 2001, was due primarily to the following:

     -- $16,800,000 increase in our provision for insurance, primarily related to actuarial increases in required reserves for prior policy years;

     -- $9,800,000 increase in contracted services, primarily due to outsourcing certain housekeeping and laundry services;

     -- $8,900,000 additional provision for reserves on patient accounts receivables; and

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     -- $7,600,000 increase in wages and related expenses primarily due to an increase in our weighted average wage.

     Such increases were partially offset by decreases of:

     -- $2,000,000 in rent expense primarily due to the restructuring of certain lease agreements; and

     -- $2,800,000 in various other items.

 Interest Expense, Net

     Interest income increased to $1,044,000 for the second quarter of 2002, as compared to $811,000 for the same period in 2001 primarily due to new notes receivable and an increase in invested funds. Interest expense decreased to $16,606,000 for the second quarter of 2002, as compared to $20,273,000 for the same period in 2001 primarily due to the reduction of debt using the net proceeds from the sale of the Florida facilities.

 SIX MONTHS 2002 COMPARED TO SIX MONTHS 2001

 Results of Operations

     We reported net income for the six months ended June 30, 2002 of $6,490,000, compared to a net loss of $46,706,000 for the same period in 2001. Net income for the six months ended June 30, 2002 included net pre-tax charges totaling approximately $21,500,000 as discussed above. Net loss for 2001 included pre-tax charges totaling approximately $115,500,000, including $75,700,000 for asset impairments ($75,100,000 related to the Florida facilities), $19,300,000 for workforce reductions and other reorganization costs and $20,500,000 for Florida exit costs and other unusual items.

 Net Operating Revenues

     On a same facility basis for the six months ended June 30, 2002, Company-wide revenues grew 7.6%. Total Company net operating revenues were $1,255,464,000 during the six months ended June 30, 2002 compared to $1,339,446,000 for the same period in 2001. The decrease in net operating revenues of approximately $84,000,000 for the six months ended June 30, 2002, as compared to the same period in 2001, consists of the following:

     -- a decrease of $174,400,000 due to dispositions, primarily related to our Florida facilities;

     -- an increase of $88,200,000 due to facilities which we operated during each of the six months ended June 30, 2002 and 2001 ("same facility operations"); and

     -- an increase of $2,200,000 due to a facility acquisition and the openings of a newly constructed facility, one hospice and six outpatient therapy clinics.

     The increase in net operating revenues of $88,200,000 from same facility operations for the six months ended June 30, 2002, as compared to the same period in 2001, was primarily due to the following:

     -- $64,400,000 due to an increase in Medicaid, Medicare and private rates;

     -- $18,000,000 due to an increase in AEGIS' external therapy business;

     -- $11,500,000 due to a positive shift in our patient mix;

     -- $5,200,000 due to various other items; and

     -- partially offset by a decrease of $10,900,000 due to a decline in same facility census.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Approximately 91% and 92% of our total net operating revenues for the six months ended June 30, 2002 and 2001, respectively, were derived from services provided by our nursing facilities segment.

 Operating and Administrative Expenses

     We reported operating and administrative expenses of $1,149,355,000 during the six months ended June 30, 2002 compared to $1,224,023,000 for the same period in 2001. The decrease of approximately $74,700,000 consists of the following:

     -- a decrease of $144,800,000 due to dispositions, primarily related to our Florida facilities;

     -- an increase of $66,600,000 due to same facility operations; and

     -- an increase of $3,500,000 due to a facility acquisition and the openings of a newly constructed facility, one hospice and six outpatient therapy clinics.

     The increase in operating and administrative expenses of $66,600,000 from same facility operations for the six months ended June 30, 2002, as compared to the same period in 2001, was due primarily to the following:

     -- $24,400,000 of additional wages and related expenses primarily due to an increase in our weighted average wage rate;

     -- $23,300,000 increase in contracted services, primarily due to outsourcing certain housekeeping, laundry and maintenance services;

     -- $14,400,000 additional provision for reserves on patient accounts receivables; and

     -- $11,600,000 due to an increase in our provision for insurance, primarily related to actuarial increases in required reserves for prior policy years.

     Such increases were partially offset by decreases of:

     -- $3,900,000 in rent expense primarily due to the restructuring of certain lease agreements; and

     -- $3,200,000 in various other items.

 Interest Expense, Net

     Interest income increased to $2,143,000 for the six months ended June 30, 2002, as compared to $1,198,000 for the same period in 2001 primarily due to new notes receivable and an increase in invested funds. Interest expense decreased to $33,827,000 for the six months ended June 30, 2002, as compared to $39,383,000 for the same period in 2001 primarily due to the reduction of debt using the net proceeds from the sale of the Florida facilities.

 Depreciation and Amortization

     Depreciation and amortization expense decreased to $43,986,000 for the six months ended June 30, 2002, as compared to $46,614,000 for the same period in 2001 primarily due to the elimination of amortization on goodwill and other indefinite lived intangibles with the implementation of SFAS No. 142, the dispositions of, or lease terminations on, certain facilities and the discontinuation of depreciation and amortization of our Florida nursing home assets beginning in the second quarter of 2001.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had approximately $107,500,000 in cash and cash equivalents. We anticipate $11,000,000 of this cash balance at June 30, 2002, while not legally restricted, will be utilized primarily to fund certain worker's compensation and general liability claims and expenses. At June 30, 2002, we had approximately $130,000,000 of unused commitments under our $150,000,000 credit facility, with utilization being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. We had a negative net working capital of approximately $46,000,000.

     Net cash provided by operating activities for the six months ended June 30, 2002 was approximately $71,300,000 compared to approximately $95,600,000 for the same period in 2001. This decline was primarily due to the timing of certain payments. Net cash provided by investing and net cash used in financing activities were approximately $93,100,000 and $146,300,000, respectively, for the six months ended June 30, 2002. We received net cash proceeds of approximately $156,900,000 from the dispositions of facilities and other assets. These net proceeds, along with cash generated from operations, were used to repay approximately $104,900,000 of long-term debt and $42,900,000 of off-balance sheet financing and to fund capital expenditures totaling approximately $61,100,000.

     We currently anticipate that cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of approximately $20,700,000, to make normal recurring annual net capital additions and improvements of approximately $80,000,000, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending June 30, 2003. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the information provided in our 2001 Annual Report on Form 10-K under Item 7A.

                                    PART II

                           BEVERLY ENTERPRISES, INC.
                               OTHER INFORMATION
                                 JUNE 30, 2002
                                  (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS

     (a) As previously reported, on October 2, 1998, a purported class action lawsuit was filed in the United States District Court for the Eastern District for Arkansas by Jack Kushner against the Company and certain of its officers (the "Class Action"). Plaintiffs filed a second amended complaint on September 9, 1999, which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices related to our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities from 1990 to 1998 (the "Allocation Investigations"). The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. By order and judgement dated October 17, 2001, defendants' motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs appealed this decision to the Eighth Circuit Court of Appeals (Case No. 01-3677). The briefing schedule has been completed and oral argument was held on April 18, 2002. Due to the preliminary state of the Class Action and the fact the second amended complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. We believe that we acted lawfully with respect to plaintiff investors and will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

     (b) As previously reported, eight derivative lawsuits have been filed in the federal and state courts of Arkansas, California and Delaware, as well as the federal district court in Arkansas, assertedly on behalf of the Company, (collectively, the "Derivative Actions"), including:

     -- Norman M. Lyons v. David R. Banks, et al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999, and the parties filed an Agreed Motion to Stay the proceedings on January 17, 2000;

     -- Alfred Badger, Jr. v. David R. Banks, et al., Case No. OT99-4353, was filed in the Chancery Court of Pulaski County, Arkansas (1st Division) on or about August 17, 1999 and voluntarily dismissed on November 30, 1999;

     -- James L. Laurita v. David R. Banks, et al., Case No. 17348NC, was filed in the Delaware Chancery Court on or about August 2, 1999;

     -- Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999;

     -- Alan Friedman v. David R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999;

     -- Elles Trading Company v. David R. Banks, et al., was filed in the Superior Court for San Francisco County, California on or about August 4, 1999 and removed to federal district court;

     -- Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999 and was appealed to the Eighth Circuit Court of Appeals on November 5, 2001; and

     -- Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999.

     The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and

                                    PART II
                           BEVERLY ENTERPRISES, INC.
                               OTHER INFORMATION
                                 JUNE 30, 2002
                                  (UNAUDITED)

Friedman actions. In February 2002, the Delaware Chancery Court entered a stipulation of dismissal without prejudice. The Kushner and Richardson actions were ordered to be consolidated as In Re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties have agreed to stay the consolidated action pending the outcome of the Class Action.

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

     (c) In February 2002, we made a settlement offer to the Centers for Medicare and Medicaid Services ("CMS") to resolve reimbursement issues relating to: (1) costs of services provided to Medicare patients during 1996 through 1998 under the federal government's former cost-reimbursement system; and (2) co-payments due from Medicare beneficiaries, who were also eligible for Medicaid, for the years 1999 and 2000. This settlement offer resolves all outstanding issues from the Allocation Investigations.

     (d) On August 1, 2002, the Company and the State of California reached an agreement on the settlement of an investigation by the Attorney General's office and the District Attorney of Santa Barbara County of patient care issues in a number of California nursing facilities. In accordance with the terms of the settlement agreement, Beverly Enterprises -- California, Inc. has entered a plea of nolo contendere to two felony charges under California's Elder Abuse statute and will pay a fine of $54,000 related to the plea. In addition, Beverly Enterprises -- California, Inc. will reimburse the Attorney General and the Santa Barbara County District Attorney $533,000 for the costs of their investigations and will pay a $2,000,000 civil penalty in four equal, quarterly installments of $500,000 beginning in the third quarter of 2002. In addition a permanent injunction was entered requiring that the Company and its operating subsidiaries operate their California nursing facilities in compliance with all applicable laws and regulations and continue their existing training and education programs. The Company recorded a charge against earnings of $6,300,000 to reflect the estimated settlement and related costs.

     There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 23, 2002, we held our Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing ten members of the Board of Directors, ratifying the appointment of Ernst & Young LLP as

                                    PART II
                           BEVERLY ENTERPRISES, INC.
                               OTHER INFORMATION
                                 JUNE 30, 2002
                                  (UNAUDITED)

independent auditors for 2002 and transacting such other business as may have properly come before the meeting or any adjournment thereof.

     The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

DIRECTOR                                                           FOR        WITHHELD
--------                                                        ----------    ---------
Johnston C. Adams, Jr.......................................    96,366,217      188,708
Beryl F. Anthony, Jr........................................    95,418,832    1,136,093
William R. Floyd............................................    96,347,327      207,598
John D. Fowler, Jr..........................................    96,366,572      188,353
James R. Greene.............................................    96,143,563      411,362
Edith E. Holiday............................................    96,151,152      403,773
John P. Howe, III, M.D......................................    96,352,410      202,515
James W. McLane.............................................    96,271,766      283,159
Donald L. Seeley............................................    96,363,480      191,445
Marilyn R. Seymann, Ph. D...................................    95,762,258      792,667

     The appointment of Ernst & Young LLP as independent auditors for 2002 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For.........................................................    93,856,282
Against.....................................................     2,633,395
Abstentions.................................................        65,248

ITEM 6(A).  EXHIBITS

EXHIBIT
NUMBER
-------
10.1       Permanent Injunction and Final Judgment entered on August 1,
           2002 in People of the State of California v. Beverly
           Enterprises, Inc.; Beverly Health and Rehabilitation
           Services, Inc.; Beverly Enterprises -- California, Inc.; and
           Beverly Healthcare -- California, Inc., Superior Court of
           the State of California For the County of Santa Barbara
10.2       Waiver of Constitutional Rights and Plea Form and Court
           Finding and Order dated August 1, 2002 in The People of
           California v. Beverly Enterprises -- California, Inc.,
           Superior Court of the State of California For the County of
           Santa Barbara (S.C. No. 1094923)
10.3       Investigation Conclusion letter dated August 1, 2002, from the State of California Department of Justice
10.4*      Description of Non-Employee Directors Group Term Life
           Insurance Plan
10.5*      Amendment Number One to the Beverly Enterprises, Inc.
           Supplemental Executive Retirement Plan
10.6*      Performance based Stock Option Award to Jeffrey P. Freimark pursuant to Process Improvement Team Awards Program
10.7*      Performance based Stock Option Award to L. Darlene Burch
           pursuant to Process Improvement Team Awards Program
10.8*      Description of Long Term Disability Policy for William R.
           Floyd
10.9*      Employment Agreement made as of December 31, 2001 between
           Beverly Enterprises, Inc. and Jeffrey P. Freimark
10.10*     Demand Promissory Note made as of April 1, 2002 by Richard
           D. Skelly, Jr. for the benefit of Beverly Enterprises, Inc.

                                    PART II
                           BEVERLY ENTERPRISES, INC.
                               OTHER INFORMATION
                                 JUNE 30, 2002
                                  (UNAUDITED)

---------------

* Exhibits 10.4 through 10.10 are management contracts, compensation plans, contracts and arrangements in which a director or named executive officer participates.

ITEM 6(B).  REPORTS ON FORM 8-K

     On July 30, 2002, the Company filed a report on Form 8-K, which included a press release announcing its operating results for the 2002 second quarter.

     On August 1, 2002, the Company filed a report on Form 8-K, which included a press release announcing the settlement of an investigation with the State of California.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEVERLY ENTERPRISES, INC.
                                          Registrant

Dated: August 13, 2002
                                          By:     /s/ PAMELA H. DANIELS
                                            ------------------------------------
                                                     Pamela H. Daniels
                                             Senior Vice President, Controller
                                                and Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 10.1     Permanent Injunction and Final Judgment entered on August 1,
          2002 in People of the State of California v. Beverly
          Enterprises, Inc.; Beverly Health and Rehabilitation
          Services, Inc.; Beverly Enterprises -- California, Inc.; and
          Beverly Healthcare -- California, Inc., Superior Court of
          the State of California For the County of Santa Barbara
 10.2     Waiver of Constitutional Rights and Plea Form and Court
          Finding and Order dated August 1, 2002 in The People of
          California v. Beverly Enterprises -- California, Inc.,
          Superior Court of the State of California For the County of
          Santa Barbara (S.C. No. 1094923)
 10.3     Investigation Conclusion letter dated August 1, 2002, from the State of California Department of Justice
 10.4*    Description of Non-Employee Directors Group Term Life
          Insurance Plan
 10.5*    Amendment Number One to the Beverly Enterprises, Inc.
          Supplemental Executive Retirement Plan
 10.6*    Performance based Stock Option Award to Jeffrey P. Freimark pursuant to Process Improvement Team Awards Program
 10.7*    Performance based Stock Option Award to L. Darlene Burch
          pursuant to Process Improvement Team Awards Program
 10.8*    Description of Long Term Disability Policy for William R.
          Floyd
 10.9*    Employment Agreement made as of December 31, 2001 between
          Beverly Enterprises, Inc. and Jeffrey P. Freimark
 10.10*   Demand Promissory Note made as of April 1, 2002 by Richard
          D. Skelly, Jr. for the benefit of Beverly Enterprises, Inc.

---------------

* Exhibits 10.4 through 10.10 are management contracts, compensation plans, contracts and arrangements in which a director or named executive officer participates.