Form 10-Q
period 2002-09-30
BEVERLY ENTERPRISES INC
filed 2002-11-14
CIK 1040441

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9550

Beverly Enterprises, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	62-1691861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Thousand Beverly Way Fort Smith, Arkansas (Address of principal executive offices)	72919 (Zip Code)

Registrant’s telephone number, including area code:

(479) 201-2000

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares,

at October 31, 2002 — 104,864,490

BEVERLY ENTERPRISES, INC.

FORM 10-Q

SEPTEMBER 30, 2002

PART I

Item 1.     Financial Statements

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$105,672	$89,343
Accounts receivable — patient, less allowance for doubtful accounts: 2002 — $41,274; 2001 — $51,400	202,606	242,865
Accounts receivable — nonpatient, less allowance for doubtful accounts: 2002 — $863; 2001 — $908	8,461	12,914
Notes receivable, less allowance for doubtful notes: 2002 — $2,027; 2001 — $714	1,539	18,662
Operating supplies	21,503	25,701
Assets held for sale	6,696	120,843
Prepaid expenses and other	25,294	13,720

Total current assets	371,771	524,048
Property and equipment, net of accumulated depreciation and amortization: 2002 — $793,381; 2001 — $744,163	881,362	873,585
Goodwill, net	144,579	144,884
Other, less allowance for doubtful accounts and notes: 2002 — $4,428; 2001 — $4,393	135,787	138,553

	$1,533,499	$1,681,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,772	$93,728
Accrued wages and related liabilities	94,059	109,295
Accrued interest	13,859	14,708
General and professional liabilities	85,628	51,784
Federal government settlement liabilities	46,630	45,891
Other accrued liabilities	76,213	112,609
Current portion of long-term debt	26,261	64,231

Total current liabilities	412,422	492,246
Long-term debt	604,013	677,442
Other liabilities and deferred items	196,154	214,885
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2002 — 113,268,227; 2001 — 112,813,303	11,327	11,281
Additional paid-in capital	891,096	887,668
Accumulated deficit	(473,135)	(495,203)
Accumulated other comprehensive income	522	2,029
Treasury stock, at cost: 2002 — 8,403,737 shares; 2001 — 8,515,758 shares	(108,900)	(109,278)

Total stockholders’ equity	320,910	296,497

	$1,533,499	$1,681,070

NOTE: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net operating revenues	$629,036	$690,875	$1,884,500	$2,030,321
Interest income	1,449	1,027	3,592	2,225

Total revenues	630,485	691,902	1,888,092	2,032,546
Costs and expenses:
Operating and administrative:
Wages and related	379,164	418,970	1,120,327	1,228,689
Provision for insurance and related items	28,870	27,111	96,793	83,480
Other	162,584	180,865	502,853	538,800
Interest	16,610	19,637	50,437	59,020
Depreciation and amortization	22,135	23,369	66,121	69,983
Florida insurance reserve adjustment	—	—	22,179	—
California investigation settlement and related costs	—	—	6,300	—
Adjustment to estimated reserves related to settlements of federal government investigations	—	—	(6,940)	—
Asset impairments, workforce reductions and other unusual items	4,523	—	4,523	115,543

Total costs and expenses	613,886	669,952	1,862,593	2,095,515

Income (loss) before provision for (benefit from) income taxes	16,599	21,950	25,499	(62,969)
Provision for (benefit from) income taxes	1,021	9,877	3,431	(28,336)

Net income (loss)	$15,578	$12,073	$22,068	$(34,633)

Net income (loss) per share of common stock:
Basic:
Net income (loss) per share of common stock	$0.15	$0.12	$0.21	$(0.33)

Shares used to compute net income (loss) per share	104,865	104,264	104,681	103,953

Diluted:
Net income (loss) per share of common stock	$0.15	$0.11	$0.21	$(0.33)

Shares used to compute net income (loss) per share	104,937	106,572	105,310	103,953

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$22,068	$(34,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,121	69,983
Provision for reserves on patient, notes and other receivables, net	34,468	27,509
Amortization of deferred financing costs	2,332	2,746
Florida insurance reserve adjustment	22,179	—
California investigation settlement and related costs	6,300	—
Adjustment to estimated reserves related to settlements of federal government investigations	(6,940)	—
Asset impairments, workforce reductions and other unusual items	4,523	115,543
Losses (gains) on dispositions of facilities and other assets, net	2,605	(153)
Deferred income taxes	—	(31,290)
Insurance related accounts	14,850	22,138
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable — patient	6,640	443
Operating supplies	2,457	(37)
Prepaid expenses and other receivables	(1,756)	(325)
Accounts payable and other accrued expenses	(72,405)	(18,599)
Income taxes payable	4,496	(3,450)
Other, net	(9,046)	(4,812)

Total adjustments	76,824	179,696

Net cash provided by operating activities	98,892	145,063
Cash flows from investing activities:
Capital expenditures	(84,170)	(56,439)
Proceeds from dispositions of facilities and other assets	156,965	11,874
Collections on notes receivable	1,106	67
Proceeds from designated funds, net	(145)	(8,908)
Other, net	(3,817)	(4,215)

Net cash provided by (used in) investing activities	69,939	(57,621)
Cash flows from financing activities:
Revolver borrowings	—	442,000
Repayments of Revolver borrowings	—	(606,000)
Proceeds from issuance of long-term debt	—	202,617
Repayments of long-term debt	(111,399)	(74,695)
Repayments of off-balance sheet financing	(42,901)	—
Proceeds from exercise of stock options	1,699	3,280
Deferred financing costs	99	(9,540)

Net cash used in financing activities	(152,502)	(42,338)

Net increase in cash and cash equivalents	16,329	45,104
Cash and cash equivalents at beginning of period	89,343	25,908

Cash and cash equivalents at end of period	$105,672	$71,012

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$48,954	$56,194
Income tax payments (refunds), net	(1,065)	6,404

See accompanying notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

Note 1.     General

Basis of Presentation

      References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Beverly Enterprises, Inc. and its wholly owned consolidated subsidiaries and not to any other person.

      We have prepared the condensed consolidated financial statements, without audit. In management’s opinion, these financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results for a full year.

      Certain prior year amounts have been reclassified to conform with the 2002 presentation.

Use of Estimates

      Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements that affect certain reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. They also require management to make estimates and assumptions regarding any contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Revenues

      Approximately 77% of our net operating revenues for the three-month and nine-month periods ended September 30, 2002 and 2001, were derived from funds under federal and state medical assistance programs (primarily Medicare and Medicaid). We accrue for revenues when services are provided at standard charges. These charges are adjusted to amounts that we estimate we will receive under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and certain amounts are subject to audit and retroactive adjustment.

      Retroactive adjustments are estimated in the recognition of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity and evolving nature of the laws and regulations governing the Medicare and Medicaid programs, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2002
(Unaudited)

Note 1.	General — (Continued)

Earnings Per Share

      The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Numerator for basic and diluted net income (loss) per share	$15,578	$12,073	$22,068	$(34,633)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	104,865	104,264	104,681	103,953
Effect of dilutive securities: Employee stock options	72	2,308	629	—

Denominator for diluted net income (loss) per share — weighted average shares and assumed conversions	104,937	106,572	105,310	103,953

Basic net income (loss) per share	$0.15	$0.12	$0.21	$(0.33)

Diluted net income (loss) per share	$0.15	$0.11	$0.21	$(0.33)

Comprehensive Income

      Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders’ equity not included in net income (loss). Comprehensive income (loss), net of income taxes, consists of the following for the three-month and nine-month periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$15,578	$12,073	$22,068	$(34,633)
Net unrealized gains (losses) on available-for-sale securities, net of income taxes	(1,188)	(302)	(1,464)	245
Foreign currency translation adjustments, net of income taxes	(43)	(35)	(43)	(311)

Comprehensive income (loss)	$14,347	$11,736	$20,561	$(34,699)

      Accumulated other comprehensive income, net of income taxes, consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

Unrealized gains on available-for-sale securities	$512	$1,976
Foreign currency translation adjustments	10	53

	$522	$2,029

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2002
(Unaudited)

Note 2.	Asset Impairments, Workforce Reductions and Other Unusual Items

      During the third quarter of 2002, we recorded pre-tax charges totaling approximately $4.5 million, relating to the following:

—	approximately $3.4 million of workforce reduction costs for 59 associates who were notified that their positions would be eliminated. Approximately $318,000 was paid during the quarter ended September 30, 2002.

—	$1.1 million of legal and other costs associated with our internal investigation into past billing practices at MK Medical, our medical equipment business unit.

      During the second quarter of 2002, we recorded pre-tax charges relating to the following:

—	Insurance Reserve Adjustments

Based on the results of a semi-annual actuarial study performed by our independent actuary, completed in mid-July, we recorded a total increase of $43.3 million ($0.26 per share diluted for the nine-month period ended September 30, 2002) in our estimated reserves for prior policy-year patient care liability costs. Included in this amount was $22.2 million to increase reserves related to our previously operated Florida facilities, which have been sold. The balance of the increase in reserves, $21.1 million, is included in the “Provision for Insurance and Related Items” in the accompanying financial statements.

In connection with the results of this actuarial study, commencing May 1, 2002 we also increased our operating expense accruals by $2.5 million, to approximately $5.4 million per month, to reflect an estimated increase in patient care liability costs for the current policy year, which began on the same date.

—	California Investigation Settlement and Related Costs

On August 1, 2002, the Company and the State of California reached an agreement on the settlement of an investigation by the Attorney General’s office and the District Attorney of Santa Barbara County of patient care issues in a number of California nursing facilities. In accordance with the terms of the settlement agreement, Beverly Enterprises — California, Inc. has entered a plea of nolo contendere to two felony charges under California’s Elder Abuse statute and during July 2002, paid a fine of $54,000 related to the plea. In addition, Beverly Enterprises — California, Inc. reimbursed the Attorney General and the Santa Barbara County District Attorney $533,000 for the costs of their investigations and will pay a $2.0 million civil penalty in four equal, quarterly installments of $500,000 beginning in the third quarter of 2002. The first quarterly installment was paid during August 2002. In addition, a permanent injunction (“Permanent Injunction”) was entered requiring that the Company and its operating subsidiaries operate their California nursing facilities in compliance with all applicable laws and regulations and conduct training and education programs identified therein. The Company recorded a charge against earnings of $6.3 million during the second quarter of 2002 to reflect the terms of the settlement and related costs, and we expect to incur additional annual costs for implementation of the Permanent Injunction. We have been in discussions with the Officer of Inspector General (“OIG”) about possible revisions to the Corporate Integrity Agreement (“CIA”) in connection with the Permanent Injunction.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2002
(Unaudited)

Note 2.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

—	Adjustment to Estimated Reserves Related to Settlements of Federal Government Investigations

In February 2002, we made a settlement offer to the Centers for Medicare and Medicaid Services of the Department of Health and Human Services (“CMS”) to resolve reimbursement issues relating to: (1) costs of services provided to Medicare patients during 1996 through 1998 under the federal government’s former cost-reimbursement system; and (2) co-payments due from Medicare beneficiaries, who were also eligible for Medicaid, for the years 1996 through 2000.

In connection with the proposed settlement offer, and based on further discussions with CMS, we have revised the amount of legal fees and other costs we expect to incur. Accordingly, legal and related fees accrued in 2001 for these matters have been reduced by $6.9 million.

Effective October 15, 2002, we entered into a settlement agreement with CMS (the “Settlement Agreement”), which resolves the above issues and all outstanding issues from the Allocation Investigations (as described in “Part I, Item 3. Legal Proceedings” of our Form 10-K for the fiscal year ended December 31, 2001). Under the terms of the Settlement Agreement, we will pay CMS $35.0 million in November 2002. During the fourth quarter of 2001, we recorded a charge related to this matter of $77.5 million, which included $35.0 million for the cash payment. The Settlement Agreement did not result in any change to the fourth quarter 2001 estimated accrual.

      During the nine-month period ended September 30, 2002, we have paid approximately $5.5 million relating to the costs we accrued for workforce reductions during 2001 (see “Item 8. Consolidated Financial Statements and Supplementary Data” of our Form 10-K for the fiscal year ended December 31, 2001).

Note 3.     Income Taxes

      The provision for (benefit from) income taxes for the three-month and nine-month periods ended September 30, 2002 and 2001 were based on estimated annual effective tax rates of 10% and 45%, respectively. Total annual tax expense for 2002, which primarily relates to state income taxes, is estimated to be approximately $5 million. The tax provision for the nine-month period ended September 30, 2002 represents approximately three-quarters of that amount. At September 30, 2002, our estimated annual effective tax rate for 2002 differs from the federal statutory rate primarily due to a reduction in the valuation allowance for deferred tax assets established at December 31, 2001. This reduction in the valuation allowance is principally due to our expected realization of a portion of the net operating loss carryforwards in 2002.

      Our estimated annual effective tax rate for 2001 differs from the federal statutory rate primarily due to the pre-tax charges for asset impairments, workforce reductions and other unusual items of approximately $115.5 million. These charges reduced our pre-tax income for 2001 to a level where the impact of permanent tax differences and state income taxes had a significant impact on the effective tax rate.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2002
(Unaudited)

Note 3.     Income Taxes — (Continued)

      The provision for (benefit from) income taxes consists of the following for the three-month and nine-month periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Federal:
Current	$—	$46	$—	$704
Deferred	(1,012)	9,489	(1,010)	(27,086)
State:
Current	1,610	225	4,068	2,250
Deferred	423	117	373	(4,204)

	$1,021	$9,877	$3,431	$(28,336)

Note 4.     Acquisitions and Dispositions

      During the nine-month period ended September 30, 2002, we sold, closed or terminated the leases on 58 nursing facilities (6,973 beds), four assisted living centers (315 units), four home care centers, seven outpatient clinics and certain other assets for cash proceeds of approximately $158.2 million and notes receivable of approximately $15.7 million. In December 2001, we had leased to another operator 49 of the nursing facilities (6,129 beds) and four assisted living centers, all of which were located in Florida. Excluding the Florida properties, which had been written down to net realizable value in 2001, we recognized net pre-tax losses of approximately $2.6 million as a result of these disposal activities. These losses were included in net operating revenues during the nine months ended September 30, 2002. The operations of these facilities and other assets were immaterial to our consolidated financial position and results of operations.

Note 5.     New Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. With respect to our goodwill and intangible assets, SFAS No. 142 was effective for us beginning in the first quarter of 2002.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2002
(Unaudited)

Note 5.     New Accounting Standards — (Continued)

      Following is a summary of adjusted operating results reflecting the effects of adopting SFAS No. 142, net of income taxes, for the three-month and nine-month periods ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$15,578	$12,073	$22,068	$(34,633)
Add back:
Goodwill amortization	—	1,020	—	2,964
Operating rights amortization	—	82	—	248

Adjusted net income (loss)	$15,578	$13,175	$22,068	$(31,421)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported diluted net income (loss) per share	$0.15	$0.11	$0.21	$(0.33)
Add back:
Goodwill amortization	—	0.01	—	0.03
Operating rights amortization	—	—	—	—

Adjusted net income (loss) per share	$0.15	$0.12	$0.21	$(0.30)

      We completed the impairment assessment of our indefinite lived intangible assets, other than goodwill, during the first quarter of 2002, with no impairment identified. SFAS No. 142 describes a two-step process for testing goodwill for impairment. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have completed the first step of the goodwill impairment test for all reporting units of the Company. The results of that test have indicated that goodwill does not appear to be impaired except for our Matrix and Home Care Services — Care Focus reporting units where we expect to record impairment losses. As required by SFAS No. 142, the measurement of these impairments will be completed by the end of the fourth quarter of 2002. The resulting impairment losses will be recorded as the cumulative effect of a change in accounting principle as of January 1, 2002.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of (other than goodwill and intangibles). SFAS No. 144 broadens the definition of a discontinued operation for financial reporting purposes, and will require assets below the reportable segment level to be presented as discontinued operations. SFAS No. 144 became effective for us beginning in the first quarter of 2002. We do not expect there to be a material impact on our consolidated financial position or results of operations as a result of adopting SFAS No. 144.

      In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). This Statement eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends certain other existing accounting pronouncements. The provisions of this Statement will be effective for the Company beginning with the first quarter of fiscal year 2003. Debt extinguishments reported as

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2002
(Unaudited)

Note 5.     New Accounting Standards — (Continued)

extraordinary items prior to adoption of this Statement will be reclassified to the appropriate line item on the statement of operations. We do not expect there to be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS No. 145.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value when the liability is incurred rather than when an entity commits to an exit plan. Depending on the terms of the exit or disposal, under SFAS No. 146, severance pay could be recognized over time or up front. Also, SFAS No. 146 requires a liability be recognized, measured at its fair value, when an entity ceases operation at a location covered under a preexisting contract, such as a lease. Fair value in this case would represent the present value of the future payment obligations, net of assumed receipts, such as sublease income at current market value. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We have not yet determined the effect on our consolidated financial position or results of operations as a result of adopting SFAS No. 146.

Note 6.     Contingencies and Legal Proceedings

      As previously disclosed, we have notified federal and California healthcare regulatory authorities (CMS, OIG, the California Attorney General’s office and the California Department of Health) that we are conducting an internal investigation of past billing practices at MK Medical, our medical equipment business unit based in Fresno, California. An independent third party has been engaged to audit MK Medical’s billing of government payors. Until the results of this audit are known, the extent of potential overpayments, penalties or fines cannot be quantified, but they could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Annualized cash receipts since the October 1998 acquisition of MK Medical have averaged approximately $20.0 million, of which approximately $15.0 million is related to government payors.

      See “Part II, Item 1. Legal Proceedings” for a description of certain legal proceedings pending against the Company.

Note 7.     Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments. During the first quarter of 2002, we reorganized certain of our operations in order to continue the momentum towards achieving our three-year strategic plan objectives. This reorganization required an adjustment to our reportable segments, which are now as follows:

—	Nursing facilities, which provide long-term healthcare through the operation of nursing homes and assisted living centers;

—	AEGIS, which provides rehabilitation therapy services under contract to Beverly and non-Beverly facilities;

—	Home Care, which provides home health, hospice and home medical equipment services; and

—	Matrix, which operates outpatient therapy and other clinics and a managed care network.

      Segment information for all periods presented reflects our first quarter 2002 operating reorganization.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2002
(Unaudited)

Note 7.     Segment Information — (Continued)

      The following table summarizes certain information for each of our reportable segments (in thousands):

	Nursing				All
	Facilities	AEGIS	Home Care	Matrix	Other(1)	Totals

Three months ended September 30, 2002
Revenues from external customers	$574,699	$13,612	$18,321	$21,494	$910	$629,036
Intercompany revenues	—	41,585	—	—	—	41,585
Interest income	401	13	—	—	1,035	1,449
Interest expense	4,026	—	16	1	12,567	16,610
Depreciation and amortization	18,291	228	459	1,354	1,803	22,135
Pre-tax income (loss)	28,429	9,842	(2,077)	(777)	(18,818)	16,599
Total assets	1,211,924	17,333	43,512	101,416	159,314	1,533,499
Capital expenditures	19,503	419	357	549	2,199	23,027
Three months ended September 30, 2001
Revenues from external customers	$638,831	$4,030	$24,365	$22,567	$1,082	$690,875
Intercompany revenues	—	46,457	—	—	2,787	49,244
Interest income	59	—	—	24	944	1,027
Interest expense	6,245	—	15	9	13,368	19,637
Depreciation and amortization	17,596	69	1,026	2,750	1,928	23,369
Pre-tax income (loss)	31,454	13,439	(3,553)	(3,022)	(16,368)	21,950
Total assets	1,394,045	5,509	96,208	160,289	200,983	1,857,034
Capital expenditures	21,394	187	406	422	476	22,885
Nine months ended September 30, 2002
Revenues from external customers	$1,722,424	$37,700	$57,087	$66,167	$1,122	$1,884,500
Intercompany revenues	—	123,343	—	—	626	123,969
Interest income	1,183	31	15	3	2,360	3,592
Interest expense	12,949	—	16	3	37,469	50,437
Depreciation and amortization	53,895	483	2,345	4,282	5,116	66,121
Pre-tax income (loss)	108,391	30,956	(14,852)	(1,648)	(97,348)	25,499
Total assets	1,211,924	17,333	43,512	101,416	159,314	1,533,499
Capital expenditures	73,460	1,335	1,444	1,838	6,093	84,170
Nine months ended September 30, 2001
Revenues from external customers	$1,874,359	$10,515	$73,937	$69,769	$1,741	$2,030,321
Intercompany revenues	—	134,206	—	—	8,407	142,613
Interest income	193	—	—	84	1,948	2,225
Interest expense	19,484	—	67	33	39,436	59,020
Depreciation and amortization	54,096	191	3,092	7,648	4,956	69,983
Pre-tax income (loss)	79,482	38,750	(13,574)	(9,061)	(158,566)	(62,969)
Total assets	1,394,045	5,509	96,208	160,289	200,983	1,857,034
Capital expenditures	51,040	519	1,835	1,434	1,611	56,439

(1)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include: (a) pre-tax charges related to the Florida insurance reserve adjustment, the California investigation settlement and related costs, the adjustment to estimated reserves related to settlements of federal government investigations and workforce reductions and other unusual items, netting to approximately $4.5 million and $26.1 million for the three-month and nine-month periods ended September 30, 2002, respectively; and (b) asset impairments, workforce reductions and other unusual items totaling approximately $115.5 million for the nine-month period ended September 30, 2001.

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

The Board of Directors

Beverly Enterprises, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Beverly Enterprises, Inc. as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Beverly Enterprises, Inc. as of December 31, 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, not presented in the Company’s Form 10-Q, and in our report dated February 4, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, included in the Company’s Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

Little Rock, Arkansas

October 30, 2002

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

(Unaudited)

General

Forward Looking Statements

      This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, ability to execute strategic divestitures, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions, are forward-looking statements.

      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include, but are not limited to:

—	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

—	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

—	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

—	liabilities and other claims asserted against the Company, including patient care liabilities, the Class Action and Derivative Lawsuits and the resolution of the Baer, Kensic and Krebs cases (see “Part II, Item 1. Legal Proceedings”);

—	our ability to predict future reserve levels for patient care liabilities (see Critical Accounting Policies Update below) (see “Part II, Item 1. Legal Proceedings”);

—	our ability to execute strategic divestitures in a timely manner at fair value;

—	our ability to attract and retain qualified personnel;

—	the availability and terms of capital to fund acquisitions and capital improvements;

—	the competitive environment in which we operate;

—	our ability to maintain and increase census levels; and

—	demographic changes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

      As previously disclosed, we have notified federal and California healthcare regulatory authorities (CMS, OIG, the California Attorney General’s office and the California Department of Health) that we are conducting an internal investigation of past billing practices at MK Medical, our medical equipment business unit based in Fresno, California. An independent third party has been engaged to audit MK Medical’s billing of government payors. Until the results of this audit are known, the extent of potential overpayments, penalties or fines cannot be quantified, but they could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Annualized cash receipts since the October 1998 acquisition of MK Medical have averaged approximately $20.0 million, of which approximately $15.0 million is related to government payors.

      On September 30, 2002, certain provisions of Medicare payment regulations expired. These provisions included a 16.66% add-on to the nursing component of all 44 Resource Utilization Group (“RUG”) categories and a 4% overall increase in the adjusted rates for all 44 RUG categories. Assuming a similar volume and mix of Medicare patients as those we are currently experiencing, the elimination of these add-ons will result in a reduction in our annual net operating revenues of an estimated $56.0 million (or approximately $14.0 million for the fourth quarter of 2002). While it is possible that Congress may restore these payments in the future, we can give no assurances that this will occur and, if it does, whether these payments will be fully or partially restored or whether they will be restored retroactive to October 1, 2002.

      The current moratorium that is in place on the $1,500 annual per beneficiary cap on Part B physical and speech therapy services and the annual $1,500 per beneficiary cap on Part B occupational therapy services is due to expire on December 31, 2002, subject to legislative intervention to either extend the current moratorium or repeal the caps. Based on current volume of Part B therapy in our nursing homes, the decrease in our annual net operating revenues, if the moratorium is lifted, would be approximately $16.0 million. Our AEGIS outside therapy contract business would be further impacted in terms of revenue. AEGIS would adjust their staffing to offset a portion of this revenue impact.

      A 6.7% add-on for the rehabilitation RUG categories and a 20% add-on for high-acuity non-therapy RUG categories were due to expire on September 30, 2002, when CMS was expected to release their

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

refinements to the RUG system. On July 29, 2002, CMS confirmed that it had determined that the research was not sufficiently advanced to permit it to make and implement refinements to the RUG system for the fiscal year ended 2003. Therefore, these two add-ons will continue at least through September 30, 2003. Currently, we generate annual net operating revenues related to these add-ons of approximately $39.0 million.

      In August 2000, final regulations surrounding standards for electronic transactions, code sets and protecting the confidentiality and integrity of individually identifiable health information, as required under the Health Insurance Portability and Accountability Act, were released. These new transactions and code sets must be implemented by October 2002, unless a covered entity applies for, and is granted, an extension of up to one year. Beverly has updated its systems and is compliant with the new standards for electronic transactions and code sets. However, we have requested and have been granted an extension until October 2003, primarily due to potential noncompliance by certain of our trading partners.

      In December 2000, the final privacy standards, which are designed to protect the privacy of patients’ medical information, were released. The Bush Administration and Congress reexamined these privacy standards and issued the final rule in August 2002. These standards, which must be implemented by April 2003, are not expected to have a material impact on our business or financial results.

Critical Accounting Policies Update

Patient Care Liability and Insurance Risks

      General and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. In addition, insurance coverage for patient care liability and certain other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and pay substantially higher premiums for reduced terms of coverage.

      We believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and related services provided to date. These provisions are made based primarily upon the results of independent actuarial valuations, prepared by actuaries with long-term care industry experience. These independent valuations are formally prepared twice a year (historically as of April 30th and October 31st) using the most recent trends of claims, settlements and other relevant data. In addition to the actuarial estimate of claim payments, our provision for insurance includes accruals for insurance premiums for the coverage period and our estimate of any experience adjustments to premiums. Based on the results of the most recent semi-annual actuarial study completed in mid-July, performed by our independent actuary, we recorded a pre-tax charge of $43.3 million ($0.26 per share diluted for the nine-month period ended September 30, 2002) to increase our reserves for prior policy-year patient care liability costs, including $22.2 million relating to our previously operated Florida facilities, which have been sold. Our risk management and independent actuaries estimate our range of discounted exposure for patient care liabilities to be $163.0 million to $194.0 million (or a range of $174.0 million to $206.0 million for total insurance liabilities, including workers’ compensation). Our recorded reserves for patient care liabilities were $177.8 million (and $189.5 million for total insurance liabilities) at September 30, 2002. Based on the results of the April 30, 2002 semi-annual actuarial study, we have increased our accruals for the current policy year by $2.5 million, to approximately $5.4 million per month.

      For our general and professional liabilities, we are typically responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits for certain policy years. These liabilities are estimated by the independent actuaries and are discounted at 10% on our financial statements to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

an additional pre-tax charge at September 30, 2002 of $1.3 million. On an undiscounted basis, these liabilities totaled $219.9 million at September 30, 2002. We can provide no assurance that the provision for insurance and the resulting reserves will not require material adjustment in future periods.

      The majority of our workers’ compensation risk is insured with third parties under adjustable premium programs. Beverly purchases other types of insurance, which may present risks upon renewal such as higher premiums and more restrictive coverage. We believe the limits we purchase are adequate, but there is a risk that certain types of losses could exceed these limits. Some examples of these types of policies are property, crime and director’s and officer’s liability insurance.

      Beverly has a captive insurance company, Beverly Indemnity, Ltd., domiciled in the state of Vermont, which operates under that state’s applicable rules and regulations. Beverly Indemnity, Ltd., a consolidated wholly owned subsidiary, insures the Company’s retained risks. It does not insure any unrelated or third-party risks.

Off-Balance Sheet Obligations

      We have two off-balance sheet financing arrangements which totaled approximately $139.5 million at September 30, 2002, including:

—	$70.0 million of Medium Term Notes due March 2005; and

—	$69.5 million of Synthetic Leases expiring in August 2004.

      The Medium Term Notes are obligations of a bankruptcy-remote subsidiary of the Company, Beverly Funding Corporation (“BFC”). These notes are collateralized by Medicaid and Veterans Administration accounts receivable that are sold by Beverly Health and Rehabilitation Services, Inc., a wholly owned subsidiary, to BFC at a discount. These daily transactions constitute true sales of receivables for which BFC bears the risk of loss for collection. BFC is a legally-isolated entity whose assets cannot be used to satisfy claims of the Company or any of its other subsidiaries. Therefore, in accordance with current generally accepted accounting principles, the assets and liabilities of BFC are not consolidated with those of the Company.

      Because BFC is a wholly owned subsidiary of the Company, its total equity of approximately $30.7 million at September 30, 2002 is recorded as an asset on the condensed consolidated balance sheet of the Company and its operating loss of approximately $2.4 million for the nine-month period ended September 30, 2002, is fully reflected in the operating results of the Company. If BFC was required to be reconsolidated with the Company, we would record additional assets of approximately $67.4 million and debt obligations of $70.0 million on the condensed consolidated balance sheet.

      At September 30, 2002, the Company leased five nursing facilities, one assisted living center and its corporate headquarters under an off-balance sheet financing arrangement, typically referred to as a synthetic lease. The lessor financed the construction of these properties and we lease the properties under a master operating lease agreement due to expire in August 2004. At that time, we can renew the lease for up to two years (at the lessor’s option), purchase the properties at original cost, or coordinate the sale of the properties to a third party. These arrangements are accounted for as operating leases for financial statement purposes and as capital leases for tax purposes.

      We monitor these off-balance sheet obligations throughout the year and believe the obligations and any related assets should not be included in our condensed consolidated financial statements under current generally accepted accounting principles. Accounting standard setting bodies are currently reviewing existing standards relating to off-balance sheet obligations and non-consolidated entities. If changes in accounting standards or facts surrounding these obligations would require these obligations to be consolidated, we do not

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

expect the impact on our financial position, results of operations and cash flows to be significant and consolidation should not impact compliance with any of our debt covenants.

      In addition, at September 30, 2002, we have off-balance sheet debt guarantees of approximately $36.4 million that primarily arose from our sale of nursing facilities. We guarantee certain third-party operating leases. These guarantees arose from our dispositions of leased facilities and the underlying leases have approximately $15.0 million of minimum rental commitments remaining through the initial lease terms. In addition, we guarantee approximately $516,000 of bank loans to certain officers, which are collateralized by shares of our Common Stock pledged by the officers.

Stock Based Awards

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair market value on the date of grant. We have elected to continue accounting for our stock-based awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant.

      For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net income (loss) and diluted net income (loss) per share assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the three-month and nine-month periods ended September 30 (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Pro forma net income (loss)	$13,464	$10,813	$16,156	$(35,364)
Pro forma diluted net income (loss) per share	$0.13	$0.10	$0.15	$(0.34)

Operating Results

Third Quarter 2002 Compared to Third Quarter 2001

Results of Operations

      We reported net income for the third quarter of 2002 of $15.6 million, compared to net income of $12.1 million for the same period in 2001. Net income for the third quarter of 2002 included net pre-tax charges for asset impairments, workforce reductions and other unusual items totaling approximately $4.5 million and consisted of the following:

—	approximately $3.4 million of workforce reduction costs for 59 associates who were notified that their positions would be eliminated. Approximately $318,000 was paid during the quarter ended September 30, 2002.

—	$1.1 million of legal and other costs associated with our internal investigation into past billing practices at MK Medical, our medical equipment business unit.

Income Taxes

      We have estimated annual effective tax rates of 10% and 45% for 2002 and 2001, respectively. Total annual tax expense for 2002, which primarily relates to state income taxes, is estimated to be approximately

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$5.0 million. The tax provision for the nine-month period ended September 30, 2002 represents approximately three-fourths of that amount. At September 30, 2002, our estimated annual effective tax rate for 2002 differs from the federal statutory rate primarily due to a reduction in the valuation allowance for deferred tax assets established at December 31, 2001. This reduction in the valuation allowance is principally due to our expected realization of a portion of the net operating loss carryforwards in 2002.

      Our estimated annual effective tax rate for 2001 differs from the federal statutory rate primarily due to the pre-tax charges for asset impairments, workforce reductions and other unusual items of approximately $115.5 million, which reduced our pre-tax income to a level where the effect of permanent tax differences and state income taxes had a significant impact on the effective tax rate. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Net Operating Revenues

      On a same facility basis for the quarter, Company-wide revenues grew 3.8%. Total Company net operating revenues were $629.0 million during the third quarter of 2002 compared to $690.9 million for the same period in 2001. The decrease in net operating revenues of approximately $61.9 million for the third quarter of 2002, as compared to the same period in 2001, consists of the following:

—	a decrease of $85.9 million due to dispositions, primarily related to our Florida facilities;

—	an increase of $22.6 million in facilities which we operated during each of the quarters ended September 30, 2002 and 2001 (“same facility operations”); and

—	an increase of $1.4 million due to the openings of a newly constructed facility, three hospice centers and four outpatient clinics.

      The increase in net operating revenues of $22.6 million from same facility operations for the quarter ended September 30, 2002, as compared to the same period in 2001, primarily consists of the following:

—	$17.3 million due to an increase in Medicaid, Medicare and private payment rates;

—	$9.7 million due to an increase in AEGIS’ external therapy business;

—	$3.2 million due to a positive shift in our patient mix; and

—	partially offset by a decrease of $8.3 million due to a decline in same facility census.

      Approximately 91% and 92% of our total net operating revenues for the quarters ended September 30, 2002 and 2001, respectively, were derived from services provided by our nursing facilities segment.

Operating and Administrative Expenses

      We reported operating and administrative expenses of $570.6 million during the third quarter of 2002 compared to $626.9 million for the same period in 2001. The decrease of approximately $56.3 million consists of the following:

—	a decrease of $76.4 million due to dispositions, primarily related to our Florida facilities;

—	an increase of $18.9 million in same facility operations; and

—	an increase of $1.2 million due to the openings of a newly constructed facility, three hospice centers and four outpatient clinics.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The increase in operating and administrative expenses of $18.9 million from same facility operations for the quarter ended September 30, 2002, as compared to the same period in 2001, was due primarily to the following:

—	$10.0 million increase in our provision for insurance;

—	$8.4 million increase in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our nursing facilities segment;

—	$4.5 million increase in wages and related expenses primarily due to an increase in our weighted average wage rate and an increase in nursing hours per patient day; and

—	partially offset by a decrease of $1.2 million in rent expense primarily due to the restructuring of certain lease agreements.

Interest Expense, net

      Interest income increased to $1.4 million for the third quarter of 2002, as compared to $1.0 million for the same period in 2001, primarily due to certain notes receivable taken as partial consideration for the sale of the Florida facilities. Interest expense decreased to $16.6 million for the third quarter of 2002, as compared to $19.6 million for the same period in 2001 primarily due to the reduction of debt using the net proceeds from the sale of the Florida facilities.

Depreciation and Amortization

      Depreciation and amortization expense decreased to $22.1 million for the quarter ended September 30, 2002, as compared to $23.4 million for the same period in 2001 primarily due to the elimination of amortization on goodwill and other indefinite lived intangibles with the implementation of SFAS No. 142 and the dispositions of, or lease terminations on, certain facilities.

Nine Months 2002 Compared to Nine Months 2001

Results of Operations

      We reported net income for the nine months ended September 30, 2002 of $22.1 million, compared to a net loss of $34.6 million for the same period in 2001. Net income for the nine months ended September 30, 2002 included net pre-tax charges for unusual items totaling approximately $26.1 million as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Net loss for 2001 included pre-tax charges for unusual items totaling approximately $115.5 million, including $75.7 million for asset impairments ($75.1 million related to the Florida facilities), $19.3 million for workforce reductions and other reorganization costs and $20.5 million for Florida exit costs and other unusual items.

Net Operating Revenues

      On a same facility basis for the nine months ended September 30, 2002, Company-wide revenues grew 6.3%. Total Company net operating revenues were $1,884.5 million during the nine-month period ended September 30, 2002 compared to $2,030.3 million for the same period in 2001. The decrease in net operating revenues of approximately $145.8 million for the nine months ended September 30, 2002, as compared to the same period in 2001, consists of the following:

—	a decrease of $260.5 million due to dispositions, primarily related to our Florida facilities;

—	an increase of $110.5 million in facilities which we operated during each of the nine months ended September 30, 2002 and 2001 (“same facility operations”); and

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

—	an increase of $4.2 million due to a facility acquisition and the openings of a newly constructed facility, four hospice centers and six outpatient clinics.

      The increase in net operating revenues of $110.5 million from same facility operations for the nine-month period ended September 30, 2002, as compared to the same period in 2001, was primarily due to the following:

—	$81.2 million due to an increase in Medicaid, Medicare and private rates;

—	$27.7 million due to an increase in AEGIS’ external therapy business;

—	$14.8 million due to a positive shift in our patient mix; and

—	partially offset by a decrease of $19.0 million due to a decline in same facility census.

      Approximately 91% and 92% of our total net operating revenues for the nine-month period ended September 30, 2002 and 2001, respectively, were derived from services provided by our nursing facilities segment.

Operating and Administrative Expenses

      We reported operating and administrative expenses of $1,720.0 million during the nine months ended September 30, 2002 compared to $1,851.0 million for the same period in 2001. The decrease of approximately $131.0 million consists of the following:

—	a decrease of $233.4 million due to dispositions, primarily related to our Florida facilities;

—	an increase of $96.6 million in same facility operations; and

—	an increase of $5.8 million due to a facility acquisition and the openings of a newly constructed facility, four hospice centers and six outpatient clinics.

      The increase in operating and administrative expenses of $96.6 million from same facility operations for the nine-month period ended September 30, 2002, as compared to the same period in 2001, was due primarily to the following:

—	$31.1 million of additional wages and related expenses primarily due to an increase in our weighted average wage rate and an increase in nursing hours per patient day;

—	$24.3 million increase in contracted services, primarily due to outsourcing certain housekeeping, laundry, dietary and maintenance services in our nursing facilities segment;

—	$38.5 million due to an increase in our provision for insurance, as discussed herein;

—	$12.6 million additional provision for reserves on patient accounts receivables; and

—	partially offset by a decrease of $5.0 million in rent expense primarily due to the restructuring of certain lease agreements.

Interest Expense, net

      Interest income increased to $3.6 million for the nine-month period ended September 30, 2002, as compared to $2.2 million for the same period in 2001 primarily due to certain notes receivable taken as partial consideration for the sale of the Florida facilities. Interest expense decreased to $50.4 million for the nine-month period ended September 30, 2002, as compared to $59.0 million for the same period in 2001 primarily due to the reduction of debt using the net proceeds from the sale of the Florida facilities.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Depreciation and Amortization

      Depreciation and amortization expense decreased to $66.1 million for the nine-month period ended September 30, 2002, as compared to $70.0 million for the same period in 2001 primarily due to the elimination of amortization on goodwill and other indefinite lived intangibles with the implementation of SFAS No. 142, and the dispositions of, or lease terminations on, certain facilities.

Liquidity and Capital Resources

      At September 30, 2002, we had approximately $105.7 million in cash and cash equivalents. We anticipate $17.5 million of this cash balance at September 30, 2002, while not legally restricted, will be utilized primarily to fund certain general liability and worker’s compensation claims and expenses. At September 30, 2002, we had approximately $127.0 million of unused commitments under our $150.0 million credit facility, with utilization being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. At September 30, 2002, we had negative working capital of approximately $40.7 million reflected on our balance sheet.

      Net cash provided by operating activities for the nine-month period ended September 30, 2002 was approximately $98.9 million compared to approximately $145.1 million for the same period in 2001. This decline was primarily due to the timing of certain payments. Net cash provided by investing activities and net cash used in financing activities were approximately $69.9 million and $152.5 million, respectively, for the nine-month period ended September 30, 2002. We received net cash proceeds of approximately $157.0 million from the dispositions of facilities and other assets. These net proceeds, along with cash generated from operations, were used to repay approximately $111.4 million of long-term debt and $42.9 million of off-balance sheet financing and to fund capital expenditures totaling approximately $84.2 million.

      Assuming Medicare payment regulations are reinstated, we anticipate that cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of approximately $26.3 million, to make normal recurring annual net capital additions and improvements of approximately $80.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending September 30, 2003. If Medicare payment regulations are not restored by Congress or if cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity. The occurrence of any of these events may require us to revise our existing credit agreements and seek additional financing. We can give no assurance that any such revisions or additional financing can be achieved and if achieved, that it will be on terms that are favorable to the Company.

      We conduct business with third parties and have accounts and notes receivable due from third parties who could be financially impacted by the expiration of current Medicare payment regulations. We believe that an adequate provision has been made for the possibility of these receivables proving uncollectible and we continually monitor and adjust these allowances as necessary.

      We continue to evaluate our nursing home portfolio to identify facilities that account for a disproportionate share of projected patient care liability costs. As a result of this analysis, we expect to divest a significant portion of our current nursing home capacity over the next two years. This process represents a significant acceleration of our strategy to strengthen the nursing home portfolio in order to generate greater and more predictable cash flows. At the same time we are executing this divestiture strategy, we also will be implementing several initiatives to improve our fundamental business processes and reduce costs throughout our organization, with an objective of reducing costs by at least $40.0 million through initiatives to be implemented over the next three years. We can give no assurance that we will be able to execute the

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

divestiture strategy in a timely manner at fair value or that we will be able to reduce costs to achieve our stated objective within the time period projected.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the information provided in our 2001 Annual Report on Form 10-K under Item 7A.

Item 4.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14 (c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

      (b) Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION
September 30, 2002
(Unaudited)

Item 1.     Legal Proceedings

      (a) On August 16, 2002, August 26, 2002, and September 26, 2002, respectively, Ernest Baer v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2190) (the “Baer Case”), Stanley V. Kensic v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2193) (the “Kensic Case”) and Charles Krebs v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2222) (the “Krebs Case”) were filed in the United States District Court, Western District of Arkansas, Fort Smith Division. Each of the Baer Case, the Kensic Case and the Krebs Case was filed as purported securities fraud class actions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

      Each of the Baer Case, the Kensic Case and the Krebs Case named Beverly Enterprises, Inc. as a defendant along with William R. Floyd, David R. Devereaux, Jeffrey P. Freimark, and Ernst & Young LLP. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made false and misleading statements. They claim that the Company’s assets and earnings were overstated and loss provisions and expenses were understated and that the defendants were aware that the provision for doubtful accounts was inadequate and that patient care liability reserves were not determined in accordance with generally accepted accounting principles. No defendant in these cases has been served with a summons or complaint. Due to the preliminary state of the Baer Case, the Kensic Case and the Krebs Case and the fact that none of these cases alleges damages with any specificity, we are unable at this time to assess the probable outcome of the cases. We believe that plaintiffs’ allegations that the defendants acted unlawfully are without merit and the defendants will vigorously defend the Baer Case, the Kensic Case and the Krebs Case. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

      (b) There have been no material developments in the Class Action and Derivative Lawsuits described in “Part II, Item 1. Legal Proceedings” of our Form 10-Q for the quarterly period ended June 30, 2002.

      (c) Effective October 15, 2002 we entered into a Settlement Agreement with CMS. The Settlement Agreement resolves reimbursement issues relating to all Medicare cost reporting periods ending on or before December 31, 2000, including all outstanding issues from the Allocation Investigations described in the Legal Proceedings section of our Form 10-K for the fiscal year ended December 31, 2001. Under the terms of the Settlement Agreement, we will pay CMS $35.0 million in November 2002. During the fourth quarter of 2001, we recorded a charge related to this matter of $77.5 million, which included $35.0 million for the 2002 cash payment. The Settlement Agreement did not result in any change to the fourth quarter 2001 estimated charge.

      (d) On August 1, 2002, the Company and the State of California reached an agreement on the settlement of an investigation by the Attorney General’s office and the District Attorney of Santa Barbara County of patient care issues in a number of California nursing facilities. In accordance with the terms of the settlement agreement, Beverly Enterprises — California, Inc. has entered a plea of nolo contendere to two felony charges under California’s Elder Abuse statute and during July 2002, paid a fine of $54,000 related to the plea. In addition, Beverly Enterprises — California, Inc. reimbursed the Attorney General and the Santa Barbara County District Attorney $533,000 for the costs of their investigations and will pay a $2.0 million civil penalty in four equal, quarterly installments of $500,000 beginning in the third quarter of 2002. The first quarterly installment was paid during August 2002. In addition, a Permanent Injunction was entered requiring that the Company and its operating subsidiaries to operate their California nursing facilities in compliance with all applicable laws and regulations and conduct training and education programs identified therein. The Company recorded a charge against earnings of $6.3 million during the second quarter of 2002 to reflect the terms of the settlement and related costs, and we expect to incur additional annual costs for

PART II

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION
June 30, 2002
(Unaudited)

implementation of the Permanent Injunction. We have been in discussions with the OIG about possible revisions to the CIA in connection with the Permanent Injunction.

      (e) We are party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. We have experienced an increasing trend in the number and severity of the claims asserted against us. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future could have a material adverse effect on us.

      (f) There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 6(a).     Exhibits

Exhibit
Number

10.1*	Retention Stock Option Agreement, effective as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux.
10.2	Settlement Agreement, effective October 15, 2002, between the Centers for Medicare and Medicaid Services, United States Department of Health and Human Services and Beverly Enterprises, Inc.
15	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements

*	Exhibit 10.1 is a management contract, compensation plan, contract or arrangement in which a director or named executive officer participates.

Item 6(b).     Reports on Form 8-K

      On October 31, 2002, the Company filed a report on Form 8-K, which included a press release announcing its earnings for the 2002 third quarter and certain supplemental information.

      On August 13, 2002, the Company filed a report on Form 8-K, which included the transmittal letter and certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as correspondence in connection with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

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

BEVERLY ENTERPRISES, INC.
Registrant

Dated: November 14, 2002

By:	/s/ PAMELA H. DANIELS

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, William R. Floyd, Chairman of the Board, President and Chief Executive Officer of Beverly Enterprises, Inc., certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Beverly Enterprises, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

—	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

—	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

—	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

—	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

—	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM R. FLOYD

WILLIAM R. FLOYD
CHAIRMAN OF THE BOARD, PRESIDENT
AND CHIEF EXECUTIVE OFFICER

DATE:     NOVEMBER 14, 2002

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, Jeffrey P. Freimark, Executive Vice President and Chief Financial Officer of Beverly Enterprises, Inc., certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Beverly Enterprises, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

—	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

—	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

—	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

—	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

—	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY P. FREIMARK

JEFFREY P. FREIMARK
EXECUTIVE VICE PRESIDENT
AND CHIEF FINANCIAL OFFICER

Date:     November 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Retention Stock Option Agreement, effective as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux.
10.2	Settlement Agreement, effective October 15, 2002, between the Centers for Medicare and Medicaid Services, United States Department of Health and Human Services and Beverly Enterprises, Inc.
15	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements

*	Exhibit 10.1 is a management contract, compensation plan, contract or arrangement in which a director or named executive officer participates.