Form 10-K
period 2002-12-31
BEVERLY ENTERPRISES INC
filed 2003-03-28
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-9550

BEVERLY ENTERPRISES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	62-1691861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Thousand Beverly Way

Fort Smith, Arkansas 72919
(Address of principal executive offices)

Registrant’s telephone number, including area code: (479) 201-2000

Registrant’s website: www.beverlycares.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 par value	New York Stock Exchange Pacific Stock Exchange
9% Senior Notes due February 15, 2006	New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark if Registrant is an accelerated filer as of June 30, 2002 (as defined in Exchange Act Rule 12b-2).     Yes     ☑    No ☐

      The aggregate market value of the voting stock held by nonaffiliates of Registrant was $790,263,327 as of June 28, 2002.

104,716,012

(Number of shares of common stock outstanding, net of treasury shares, as of February 28, 2003)

      Part III is incorporated by reference from the Proxy Statement for the Annual Stockholders Meeting to be held on May 22, 2003.

FORWARD-LOOKING STATEMENTS
PART I
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EX-10.22 Executive Deferred Compensation Plan
EX-10.32 Employment Contract - William R Floyd
EX-10.33 Employment/Severance Agreement-Devereaux
EX-10.34 Severance Agreement - Bobby W Stephens
EX-10.35 Employment Contract - Douglas J Babb
EX-10.36 Severance Agreement - Michael J Matheny
EX-10.37 Severance Agreement - T Jerald Moore
EX-10.59 Amendment No.5 to Participation Agreement
EX-10.60 Amendment No.6 to Participation Agreement
EX-10.62 Amendment No.5 to Services Agreement
EX-10.65 Amendment No.3 to Credit Agreement
EX-10.66 Amendment No.4 to Credit Agreement
EX-10.76 Loan Agreement with Bank of America N.A.
EX-10.77 Guaranty with Bank of America N.A.
EX-21.1 Subsidiaries of Registrant
EX-23.1 Consent of Ernst & Young LLP

FORWARD-LOOKING STATEMENTS

      References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Beverly Enterprises, Inc. and its wholly owned subsidiaries and not any other person. The Company’s website — www.beverlycares.com — provides access to the Company’s Securities and Exchange Commission reports within 24 hours of filing.

      This Annual Report on Form 10-K, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service, refinance and comply with our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions are forward-looking statements.

      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•	the effects of adopting new accounting standards;

•	liabilities and other claims asserted against the Company, including patient care liabilities, as well as the resolution of lawsuits brought about by the announcement or settlement of federal government investigations and the announcement of increases in reserves for patient care liabilities (see Item 3. Legal Proceedings);

•	our ability to predict future reserve levels for patient care liabilities;

•	our ability to execute strategic divestitures in a timely manner at fair value;

•	our ability to improve our fundamental business processes and reduce costs throughout the organization;

•	our ability to attract and retain qualified personnel;

•	the availability and terms of capital to fund acquisitions, capital improvements and ongoing operations;

•	the competitive environment in which we operate;

•	our ability to maintain and increase census levels; and

•	demographic changes.

      See Item 1. Business for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the related risk factors. You should carefully consider the risks described herein before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of these risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, we caution investors not to place undue reliance on them.

PART I

ITEM 1. BUSINESS.

General

      Our business consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. On December 31, 2002, we operated 452 nursing facilities with 49,667 licensed beds. Our nursing facilities are located in 26 states and the District of Columbia, and range in capacity from 20 to 355 licensed beds. On December 31, 2002, we also operated 29 assisted living centers containing 841 units, 151 outpatient clinics, and 49 hospice and home care centers. (See Item 2. Properties.) Our nursing facilities had average occupancy, based on operational beds, of 87.9%, 86.9% and 87.0% during the years ended December 31, 2002, 2001, and 2000, respectively.

Operations

      In the first quarter of 2002, we reorganized our operations into four primary operating segments, which include:

•	Nursing facilities, which provide long-term healthcare through the operation of nursing homes and assisted living centers. Our nursing facilities provide residents with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Our skilled staff also provides complex and intensive medical services to residents with higher acuity disorders outside the traditional acute care hospital setting. In addition, certain of our nursing facilities provide assisted living services. Approximately 95% of our net operating revenues are derived from services provided by our Nursing Facilities segment;

•	AEGIS, which provides rehabilitation therapy services under contract to Beverly and non-Beverly facilities. Approximately 2% of our net operating revenues are derived from services provided by our AEGIS segment;

•	Home Care, which provides home health, hospice and home medical equipment services. Approximately 3% of our net operating revenues are derived from services provided by our Home Care segment. A portion of this segment, MK Medical, was held for sale as of December 31, 2002, and as such its operations are included in discontinued operations in the accompanying consolidated statements of operations; and

•	Matrix, which operates outpatient therapy and other clinics and a managed care network. This segment was held for sale as of December 31, 2002, and as such its operations are included in discontinued operations in the accompanying consolidated statements of operations. We sold the outpatient rehabilitation therapy clinic operations and the managed care network of Matrix in January 2003.

      Business in each operating segment is conducted by one or more corporations. The corporations comprising each of the four operating segments also have separate boards of directors. See Item 8 — Note 13 for segment information.

We Rely on Reimbursement from Governmental Programs for a Majority of Our Revenues.

      As a provider of healthcare services, we are subject to various federal, state and local healthcare statutes and regulations. We must comply with state licensing requirements in order to operate healthcare facilities and to participate in government-sponsored healthcare funding programs, such as Medicaid and Medicare. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the elderly and certain other chronically disabled individuals, operated by the federal government. These programs are increasingly seeking to control healthcare costs and to reduce or limit increases in reimbursement rates for healthcare services. Changes in the reimbursement policies of these funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

      We receive payments for services provided to patients from:

•	each of the states in which our facilities are located under the applicable Medicaid program;

•	the federal government under the Medicare program and the Department of Veterans Affairs; and

•	private payors, including commercial insurers and managed care payors.

      The following table sets forth for the periods indicated:

•	nursing facility patient days derived from the indicated sources of payment as a percentage of total nursing facility patient days; and

•	revenues derived from the indicated sources of payment as a percentage of total net operating revenues.

	Medicaid		Medicare		Private and Other

	Patient		Patient		Patient
	Days	Revenues	Days	Revenues	Days	Revenues

Year ended:
December 31, 2002	71%	53%	11%	26%	18%	21%
December 31, 2001	71%	55%	10%	25%	19%	20%
December 31, 2000	71%	56%	10%	22%	19%	22%

      Changes in the mix of our patient population among the Medicaid, Medicare and private categories can significantly affect our revenues and profitability. In most states, private patient care is the most profitable, and Medicaid patient care is the least profitable. We receive ancillary revenues by providing occupational, physical, speech, respiratory and intravenous therapy, as well as sales of pharmaceuticals and other services.

      Medicaid programs currently exist in all of the 26 states, and the District of Columbia, in which we operate nursing facilities. These programs differ in certain respects from state to state, but they are all subject to federal-imposed requirements. At least 50% of the funds available under these programs is provided by the federal government under a matching program.

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

      State Medicaid reimbursement programs vary as to the level of allowable costs which are reimbursed to operators. In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, reimbursements made to a facility that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future reimbursements to the facility and to other facilities owned by the same operator. Still other states reimburse facilities based upon costs from a prior base year, adjusted for inflation. Several states in which we currently operate have enacted reimbursement programs which are based on patient acuity versus traditional cost-based methodologies. Many other states are actively developing reimbursement systems based on patient acuity or that follow a methodology similar to Medicare’s prospective payment system (see below). We are unable to estimate the ultimate impact of any changes in state reimbursement programs on our future consolidated financial position, results of operations, or cash flows.

      While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have done so in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. In August 1997, the Balanced Budget Act of 1997 (the “1997 Act”)

was signed into law. Under the 1997 Act, states are authorized to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility’s ability to challenge rates later. Currently, several states in which we have substantial operations are experiencing deficits in their fiscal operating budgets. There can be no assurance that these states, as well as other states in which we operate, will not reduce payment rates.

      Under the Nursing Home Resident Protection Amendments of 1999, a nursing facility is required to continue providing care to Medicaid residents, as well as current non-Medicaid residents who may qualify for Medicaid in the future, even if the facility decides to withdraw from the Medicaid program.

      Healthcare system reform and concerns over rising Medicare and Medicaid costs have been priorities for both the federal and state governments. The 1997 Act included numerous program changes directed at balancing the federal budget. The legislation changed Medicare and Medicaid policy in a number of ways, including the phase-in of the Medicare prospective payment system (“PPS”) for skilled nursing facilities. PPS reimburses a skilled nursing facility based upon the acuity level of Medicare patients. Acuity level is determined by classifying a patient into one of 44 Resource Utilization Grouping (“RUG”) categories, based on the nature of the patient’s condition and services needed.

      In 1999 and 2000, certain refinements were made to the 1997 Act. These refinements restored substantial Medicare funding to skilled nursing facilities and other healthcare providers originally eliminated by the 1997 Act. Certain of these refinements were eliminated effective September 30, 2002, including, among other things:

•	a 16.66% add-on to the nursing component of all 44 RUG categories; and

•	a 4% overall increase in the adjusted rates for all 44 RUG categories.

      Our net operating revenues were reduced in 2002 by approximately $14.0 million as a result of the elimination of these add-ons in the fourth quarter. Assuming a similar volume and mix of Medicare patients in 2003, we anticipate our net operating revenues will decline an additional $42.0 million from 2002, for an annual impact of $56.0 million. While it is possible that the federal government may restore some or all of these payments in the future, we can give no assurances that will occur, or if it should occur, when it might happen and whether it will be retroactive.

      Certain of the refinements made in 1999 and 2000 remain in place today including, among other things:

•	a 20% add-on for the high acuity non-therapy RUG categories; and

•	a 6.7% add-on for all rehabilitation RUG categories.

      In addition, the 1999 and 2000 refinements to the 1997 Act included a three year moratorium on the two $1,500 Part B therapy caps. This moratorium expired on December 31, 2002. However, on February 7, 2003, the Centers for Medicare and Medicaid Services (“CMS”), formerly known as the Health Care Financing Administration (“HCFA”) of the Department of Health and Human Services (“HHS”), announced that the Part B therapy caps will be implemented on July 1, 2003. Implementation will be on a prospective basis only. Based on the current volume of Part B therapy in our nursing homes, the decrease in our annual net operating revenues is anticipated to be approximately $16.0 million. Our AEGIS outside therapy contract business will likely be further impacted in terms of revenue and may be required to adjust therapy staffing levels to offset a portion of this revenue impact.

      The 20% add-on for high acuity non-therapy RUG categories and the 6.7% add-on for all rehabilitation RUG categories will expire when CMS releases their refinements to the current RUG payment system. We generate approximately $38.6 million in annual net operating revenues related to these add-ons. We cannot currently predict when CMS will release their refinements nor can we predict what their ultimate impact will be on our operating results or cash flows.

      On February 10, 2003, CMS published a proposed rule to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year beginning October 1, 2003. Based on our current volume of Medicare bad debts, the proposed change would reduce our net operating revenues for the fourth quarter of 2003 by approximately $425,000 (calculated at the 10% reduction level). The annual impact of this proposed change at the 30% reduction level would be approximately $5.1 million.

Our Industry is Heavily Regulated by the Government which Requires Our Compliance with a Variety of Laws.

      The operation of our facilities and the services we provide are subject to periodic inspection by governmental authorities to ensure that we are complying with standards established for continued licensure under state law and certification for participation under the Medicare and Medicaid programs. Additionally, in certain states, certificates of need or other similar approvals are required for expansion of our operations. We could be adversely affected if we are unable to obtain these approvals, if the standards applicable to approvals or the interpretation of those standards change, and by possible delays and expenses associated with obtaining approvals. Our failure to obtain, retain or renew any required regulatory approvals, licenses or certificates could prevent us from being reimbursed for certain of our services.

      CMS published survey, certification and enforcement guidelines in July 1999 and December 1999 to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”). OBRA 1987 authorized CMS to develop regulations governing survey, certification and enforcement of the requirements for participation by skilled nursing facilities under Medicare and nursing facilities under Medicaid. Among the provisions that CMS adopted were requirements that:

•	surveys focus on residents’ outcomes;

•	all deviations from the participation requirements will be considered deficiencies, but all deficiencies will not constitute noncompliance; and

•	penalties will result for certain types of deficiencies.

      The regulations also identify remedies, as alternatives to termination from participation, and specify the categories of deficiencies for which these remedies will be applied. These remedies include:

•	installation of temporary management;

•	denial of payment for new admissions;

•	denial of payment for all patients;

•	civil monetary penalties of $50 to $3,000 per day;

•	closure of facility and/or transfer of patients in emergencies;

•	directed plans of correction; and

•	directed in-service training.

      CMS’s most recent enforcement guidelines established criteria that:

•	mandate the immediate application of remedies before the provider has an opportunity to correct the deficiency;

•	impose a “per instance” civil monetary penalty up to $10,000 per day; and

•	allow termination in as few as two days.

      We could be adversely affected if a substantial portion of our programs or facilities were eventually determined not to be in compliance with the CMS regulations.

      In the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review all such notices and take timely and appropriate corrective action. In most cases, the facility and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions include:

•	the imposition of fines;

•	temporary suspension of admission of new patients to the facility;

•	decertification from participation in the Medicaid or Medicare programs; or

•	in extreme circumstances, revocation of a facility’s license.

      We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future which could result in significant penalties, as well as adverse publicity.

      We utilize a program called the “Beverly Quality System” to help ensure quality care is provided in all of our facilities. The program is comprised of four elements: facility-based Quality Assurance and Assessment Committees; Quality Councils; facility performance assessments and a performance improvement model. All elements of the Beverly Quality System are addressed by a multi-disciplinary team which includes regional and district level business leaders and clinical consultants. Additional consultative support is provided by designated Quality Management Directors within the organization.

      During 2002, CMS conducted a pilot project in five states, Colorado, Maryland, Ohio, Rhode Island and Washington, where it publicly reported on the performance of each nursing home in those states in terms of quality of care. This reporting used a set of quality indicators calculated from the minimum data set assessments prepared by the nursing homes on each resident. This project was extended to all facilities nationwide in November 2002, and is expected to assist consumers in evaluating nursing homes, and to assist CMS in working with the nursing home industry to develop quality improvement programs where needed.

      The Social Security Act and regulations of HHS state that providers and related persons who have been convicted of a criminal offense related to the delivery of an item or service under the Medicare or Medicaid program or who have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service cannot participate in the Medicare and Medicaid programs. Furthermore, providers and related persons who have been convicted of fraud, who have had their licenses revoked or suspended, or who have failed to provide services of adequate quality may be excluded from the Medicare and Medicaid programs.

      In February 2000, as part of the settlement of an investigation by the federal government into our allocation of certain costs to the Medicare program, we entered into a Corporate Integrity Agreement with the Office of Inspector General (the “OIG”) of HHS. This agreement requires that we monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal healthcare programs. It also includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance.

      There are “fraud and abuse” anti-kickback provisions in the Social Security Act (the “Antifraud Amendments”) which make it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive payment in order to induce business for which reimbursement is provided under government health programs, including Medicare and Medicaid. In addition, violators can be subject to civil penalties, as well as exclusion from future participation in government health programs. The Antifraud Amendments have been broadly interpreted to make payment of any kind, including many types of business and financial arrangements among providers and between providers and beneficiaries, potentially illegal if any purpose of the payment or financial arrangement is to induce a referral. Accordingly, joint ventures, space and equipment rentals, management and personal services contracts, and certain investment arrangements among providers may be subject to increased regulatory scrutiny.

      From time to time, HHS puts into effect regulations describing, or clarifying, certain arrangements that are not subject to enforcement action under the Antifraud Amendments (the “Safe Harbors”). The Safe Harbors described in the regulations are narrow, leaving a wide range of economic relationships, which many hospitals, physicians and other healthcare providers consider to be legitimate business arrangements, possibly subject to enforcement action under the Antifraud Amendments. The regulations do not intend to comprehensively describe all lawful relationships between healthcare providers and referral sources. The regulations clearly state that just because an arrangement does not qualify for Safe Harbor protection does not mean it violates the Antifraud Amendments. However, it may subject a particular arrangement or relationship to increased regulatory scrutiny.

      In addition to the Antifraud Amendments, Section 1877 of the Social Security Act (known as the “Stark Law”) imposes restrictions on financial relationships between physicians and certain entities. The Stark Law provides that if a physician (or an immediate family member of a physician) has a financial relationship with an entity that provides certain designated health services, the physician may not refer a Medicare or Medicaid patient to the entity. In addition, the entity may not bill for services provided by that physician unless an exception to the financial relationship exists. Designated health services include physical therapy, occupational therapy, prescription drugs and home health. The types of financial relationships that can trigger the referral and billing prohibitions include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, and include:

•	denial of payment for services provided;

•	civil monetary penalties of $15,000 for each service claimed;

•	refunds of any amounts collected;

•	assessments of up to twice the amount claimed for each service;

•	civil monetary penalties up to $100,000 for each arrangement or scheme designed to circumvent the Stark Law’s prohibitions; and

•	exclusion from the Medicare and Medicaid programs.

      Many states where we operate have laws similar to the Antifraud Amendments and the Stark Law, but with broader effect since they apply regardless of the source of payment for care. These laws typically provide criminal and civil penalties, as well as loss of licensure. The scope of these state laws is broad and little precedent exists for their interpretation or enforcement.

      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) includes comprehensive revisions or supplements to the Antifraud Amendments. Under HIPAA, it is a federal criminal offense to commit healthcare fraud. Healthcare fraud is defined as knowingly and willfully executing or attempting to execute a “scheme or device” to defraud any healthcare benefit program. In addition, for the first time, federal enforcement officials have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud. HIPAA established that it is a violation to pay a Medicare or Medicaid beneficiary so as to influence such beneficiary to order or receive services from a particular provider or practitioner. Many of the HIPAA provisions became effective January 1, 1997.

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

      In 1976, Congress established the OIG at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statutes, the OIG has from time to time issued “fraud alerts” identifying segments of the healthcare industry and particular practices that are vulnerable to abuse. The fraud alerts encourage persons having information about potentially abusive practices or transactions to report such information to the OIG. The OIG has issued three fraud alerts targeting the skilled nursing industry:

•	an August 1995 alert which relates to the providing of medical supplies to nursing facilities, the fraudulent billing for medical supplies and equipment and fraudulent supplier transactions;

•	a May 1996 alert which focuses on the providing of fraudulent professional services to nursing facility residents; and

•	a March 1998 alert which addresses the interrelationship between hospice services and the nursing home industry, and potentially illegal practices and arrangements.

      In addition to laws addressing referral relationships, several federal laws impose criminal and civil sanctions for fraudulent and abusive billing practices. The federal False Claims Act imposes sanctions, consisting of monetary penalties of up to $11,000 for each claim and three times the amount of damages, on entities and persons who knowingly present or cause to be presented to the federal government a false or fraudulent claim for payment. The Social Security Act prohibits the knowing and willful making of a false statement or misrepresentation of a material fact with respect to the submission of a claim for payment under government health programs (including the Medicare and Medicaid programs). Violations of this provision are a felony offense punishable by fines and imprisonment. The HIPAA provisions establish criminal penalties for fraud, theft, embezzlement, and the making of false statements with respect to healthcare benefit programs (which includes private, as well as government programs). Government prosecutors are increasing their use of the federal False Claims Act to prosecute quality of care deficiencies in healthcare facilities. Their theory behind this is that the submission of a claim for services provided in a manner which falls short of quality of care standards can constitute the submission of a false claim. Under federal law, private parties may bring qui tam whistle-blower lawsuits alleging false claims. Some states have adopted similar whistle-blower and false claims provisions.

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

      In addition to its antifraud provisions, HIPAA also requires improved efficiency in healthcare delivery by standardizing electronic data interchange and by protecting the confidentiality and security of health data. More specifically, HIPAA calls for:

•	standardization of electronic patient health, administrative and financial data;

•	unique health identifiers for individuals, employers, health plans and healthcare providers; and

•	privacy and security standards protecting the confidentiality and integrity of individually identifiable health information.

      In August 2000, final regulations establishing standards for electronic data transactions and code sets, as required under HIPAA, were released. These standards will allow entities within the healthcare system to exchange medical, billing and other information and to process transactions in a more timely and cost effective manner. These new transactions and code sets standards were required to be implemented by October 2002, unless a covered entity applied for, and was granted, an extension of up to one year. We have updated our systems and are compliant with the new standards for electronic transactions and code sets. However, we applied for and were granted an extension until October 2003, primarily because several of our trading partners, including some state Medicaid agencies, were not prepared to implement the new transactions and code sets.

      In December 2000, HIPAA privacy standards were released, and were then further revised in August 2002. Most covered entities under HIPAA must implement the privacy standards by April 2003. The privacy standards are designed to protect the privacy of certain individually identifiable health information. The privacy standards have required us to make certain updates to our policies and procedures and we are conducting training for our associates surrounding these standards. We expect to be in full compliance with the privacy standards by April 2003.

      On February 20, 2003, CMS issued final regulations with respect to HIPAA’s security standards and modifications to the electronic data transactions and code sets. Most covered entities must comply with the security standards by April 14, 2005. The regulations governing electronic data transaction standards, which are effective on March 24, 2003, will not delay our October 2003 compliance deadline. All standards are required to be fully implemented within two years of final issuance, with civil and criminal penalties established for noncompliance.

      HHS has estimated that implementation of the electronic transactions and code sets, the privacy standards and the security standards will cost the healthcare industry between $1.8 billion and $6.3 billion over a five year period. We continue to evaluate and update our processes and procedures to meet the requirements of the new standards; however, we do not believe their ongoing implementation will have a material impact on our consolidated financial position, results of operations or cash flows.

We are Subject to Increasingly Expensive and Unpredictable Patient Care Liability Costs and the Risk of Insolvency of Our Insurance Carriers.

      General liability and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. We have experienced substantial increases in both the number of claims and lawsuits, as well as the size of the typical claim and lawsuit. This was most evident for us in the state of Florida, where well-intended patient rights’ statutes tend to be exploited by plaintiffs’ attorneys. This growth in patient care liability claims and lawsuits in Florida reached a level where it was not possible for us to continue to operate profitably in the state and precipitated the disposition of our Florida operations in December 2001. However, there are other states where the laws have, and will continue to attract plaintiffs’ attorneys for similar reasons.

      Primarily as a result of these issues, insurance companies are ceasing to insure long-term care companies, or severely limiting their capacity to write long-term care general and professional liability insurance. In addition, in the wake of the September 11, 2001 events, the insurance environment in general has become unstable, making it increasingly difficult to obtain coverage for patient care liabilities and other risks. When insurance coverage is available, insurance carriers are typically requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage. We are experiencing higher premiums and retention levels.

      We have purchased insurance for property, casualty and other risks from numerous insurance companies. In many cases, the policies provide coverage for events occurring in specific time frames that may only be determined in later years. We exercise care in selecting companies from which we purchase insurance including review of published ratings by recognized rating agencies, advice from national brokers and consultants, and review of trade information sources. There exists a risk that any of these insurance companies may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we can not be assured that they will remain solvent and able to fulfill their obligations.

Our Failure to Attract and Retain Qualified Personnel Could Harm Our Business.

      At December 31, 2002, we had approximately 55,000 associates. We are subject to both federal minimum wage and applicable federal and state wage and hour laws. In addition, we maintain various employee benefit plans.

      In recent years, we have experienced periodic difficulty attracting and retaining nursing assistants, certified nurses’ aides and other facility-based personnel. In addition, there has been a growing shortage of registered and licensed nurses in this country. We continue to address these challenges through recruiting, orientation, retention and training initiatives. In the past year, we have experienced a leveling off of the growth in our weighted average wage rate and a decline in our use of contract nursing personnel. Our inability to control labor availability and cost could have a material adverse affect on our future operating results.

      Approximately 7% of our associates, employed in approximately 100 of our nursing facilities, are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. Being one of the largest employers within the long-term healthcare industry, we have been the target of a “corporate campaign” by two AFL-CIO affiliated unions attempting to organize certain of our facilities. Although our facilities have never experienced any material work stoppages and we believe that our relations with associates and labor organizations are generally good, we cannot predict the effect continued union representation or organizational activities will have on our future operations.

      Excessive litigation is a tactic common to “corporate campaigns” and one that is being employed against us. There are several proceedings before the National Labor Relations Board and the appellate courts which consolidate individual cases from separate facilities. We are vigorously defending these proceedings and do not believe that the ultimate resolution of these cases will have a material adverse affect on our consolidated financial position, results of operations, or cash flows.

Certain Trends in the Healthcare Industry are Putting Pressure on Our Ability to Maintain Nursing Facility Census.

      Over the past decade a number of trends have developed that impact our census (volume and payor mix of patients). These trends include:

•	overbuilding of nursing facilities in states that have eliminated the certificate of need process for new construction;

•	creation of nursing facilities by acute care hospitals to keep discharged patients within their complex;

•	rapid growth of assisted living facilities, which sometimes are more attractive to less medically complex patients; and

•	the availability of eldercare services delivered to the home.

      The negative impact of these trends on nursing facility census varies from facility to facility, from community to community and from state to state.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition.

      We have a significant amount of indebtedness and other obligations. At December 31, 2002, our consolidated balance sheet reflected approximately $630.2 million of outstanding indebtedness and approxi-

mately $73.9 million of amounts we owe to the federal government under the civil settlement agreement. In addition, we have $139.5 million of off-balance sheet financing. (See Item 8 — Notes 8 and 9.) Our substantial indebtedness could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a competitive disadvantage compared to other less leveraged competitors;

•	increase our vulnerability to general adverse economic and industry conditions; or

•	limit our ability to pursue business opportunities that may be in our interest.

      During 2002, we reduced our balance sheet indebtedness by $111.5 million, our amounts owed to the federal government under the civil settlement agreement by $11.0 million and our off-balance sheet financing by $42.9 million. However, if we add new indebtedness to our existing debt levels, it could increase the related risks that we face.

If We are Unable to Generate Sufficient Cash Flow to Service Our Indebtedness, Our Business and Financial Results Could Suffer.

      Our ability to make payments on our indebtedness and to fund planned expenditures depends on our ability to generate cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our secured revolving credit facility depends on our satisfying various covenants. These covenants, among other things:

•	limit our ability, and the ability of our subsidiaries, to borrow and place liens on our assets;

•	require us to comply with certain debt service coverage ratio tests;

•	require us to maintain a minimum consolidated net worth;

•	limit our ability to merge with other parties or sell all or substantially all of our assets; and

•	limit our, and our subsidiaries’, ability to make investments.

      In February 2003, we executed an amendment to our Credit Facility (see Item 8 — Note 8) and our off-balance sheet lease arrangement (collectively, the “2003 Amendments”). The 2003 Amendments provide for:

•	modification of certain financial covenant levels;

•	changes in the interest rates on our borrowings;

•	the pledging of additional assets as collateral for certain of the lenders;

•	use of a portion of the proceeds from the sales of assets to repay obligations or reduce available borrowings;

•	reduced availability under the Credit Facility;

•	accelerated maturity for the lease arrangement to the same date as our Credit Facility and various other items.

      We believe we will be able to comply with the amended covenants throughout 2003 and the availability under our Credit Facility, if required, is expected to be adequate to supplement any liquidity needs in 2003.

      We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under our Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If this occurs, our inability to generate sufficient cash flow to service our indebtedness could have a material adverse affect on our business and results of operations.

There May Be Volatility in Our Stock and Publicly Traded Debt Prices.

      The market price of our common stock is based in large part on professional securities analysts’ expectations that our business will continue to grow and that we will achieve certain profit levels. If our financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning our growth potential and future financial performance. If the rating agencies lower their ratings or outlook on the Company, or if the securities analysts who regularly follow our stock lower their ratings or projections of our future growth and financial performance, the market price of our common stock and of our publicly traded senior notes could be impacted.

Executive Officers

      Each executive officer is elected or appointed by the Board of Directors. The executive officers as of February 28, 2003, are as follows:

Name	Position	Age

William R. Floyd	Chairman of the Board, President, Chief Executive Officer and Director	58
Douglas J. Babb	Executive Vice President and Chief Administrative and Legal Officer and Secretary	50
David R. Devereaux	Chief Operating Officer — Nursing Facilities	40
Jeffrey P. Freimark	Executive Vice President, Chief Financial and Information Officer	47
Patrice K. Acosta	Senior Vice President — Professional Services	46
Pamela H. Daniels	Senior Vice President, Controller and Chief Accounting Officer	39
James M. Griffith	Senior Vice President — Investor Relations and Corporate Communications	60
Patricia C. Kolling	Senior Vice President — Compliance	56
Blaise J. Mercadante, Ph.D.	Senior Vice President — Marketing and New Business Innovation	49
Harold A. Price, Ph.D.	Senior Vice President — Sales and Business Development	53
Richard D. Skelly, Jr.	Senior Vice President and Treasurer	43
Crystal J. Wright	Senior Vice President — Human Resources	54
Chris W. Roussos	President — CERES Strategies	38
Cindy H. Susienka	President — AEGIS Therapies and Home Care	43

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

      Mr. Babb joined the Company in April 2000 as Executive Vice President, General Counsel and Secretary. He was named head of Government Relations in January 2001 and Chief Administrative and Legal Officer in October 2002. Mr. Babb was Senior Vice President and Chief of Staff for Burlington Northern Santa Fe Corporation (“BNSF”) from 1995 to 1997 and Senior Vice President — Merchandise Business Unit for BNSF from 1997 to 1999.

      Mr. Devereaux joined the Company in August 1998 as Senior Vice President — Operations for the Specialty Services Division of the Nursing Facilities segment. He was elected President of the corporations within the Nursing Facilities segment in January 2001 and Chief Operating Officer in July 2001. From 1996 to 1998, Mr. Devereaux was District Vice President of Manor Care Health Services.

      Mr. Freimark joined the Company in January 2002 as Executive Vice President and Chief Financial Officer. He became head of Information Technology in October 2002. From May 2001 to January 4, 2002 he was Senior Executive Vice President and Chief Financial Officer of OfficeMax, Inc. From March 1997 to May 2001 he was with The Grand Union Company where he held positions as Executive Vice President, Chief Financial Officer and President and Chief Executive Officer.

      Ms. Acosta joined the Company in October 1996 as Vice President — Risk Management. She was elected Senior Vice President — Professional Services in January 2001. From January 1995 to September 1996, Ms. Acosta was Vice President — Risk Management at Regency Health Services.

      Ms. Daniels joined the Company in May 1988 as Audit Coordinator. She was elected Vice President, Controller and Chief Accounting Officer in October 1996 and Senior Vice President in December 1999.

      Mr. Griffith joined the Company in November 1995 as Senior Vice President — Investor Relations and Corporate Communications.

      Ms. Kolling joined the Company in February 1989 as a rehabilitation consultant. She was elected Vice President — Rehabilitation in 1994, Vice President — PPS in 1998 and Vice President — Medicare Programs in 2000. She was elected Senior Vice President — Compliance in October 2002.

      Mr. Mercadante joined the Company in 2002 as Senior Vice President — Marketing and New Business Innovation. From 1999 to 2002, he was President of Blazing Insights Group and from 1996 to 1999 he was Executive Vice President — Marketing at Universal Studios.

      Mr. Price joined the Company in August 2002 as Senior Vice President — Sales and Business Development. Prior to that, he worked with Beverly on a consulting basis for 18 months. Before becoming a consultant, he was Vice President — Strategic Relations and Business Development for SelfCare, Inc. from 1999 to 2000. For the 17 years prior, he held various positions with Nova Care, Inc. ultimately as Senior Vice President — Sales and Marketing.

      Mr. Skelly joined the Company in April 2002 as Senior Vice President and Treasurer. From September 2001 to March 2002, he served as Senior Vice President and Treasurer of OfficeMax, Inc. From June 1997 to August 2001, he held various positions with The Grand Union Company, including Acting Chief Financial Officer and Treasurer.

      Ms. Wright joined the Company in April 2001 as Senior Vice President — Human Resources. From May 1994 to March 2001 she was Vice President — Human Resources of CONDEA Vista Company, predecessor to SASOL North America.

      Mr. Roussos joined the Company in August 2001 as a management designee of Matrix Rehabilitation. He was elected President of Matrix Rehabilitation in February 2002 and President of CERES Strategies in October 2002. From 2000 to 2001 he was Division General Manager of American Homestar and from 1996 to 2000 he was General Manager of Fleetwood Enterprises.

      Ms. Susienka joined the Company in June 1998 as President — AEGIS Therapies. From 1987 to 1998 she held various positions at NovaCare, Inc., including Regional Vice President.

ITEM 2. PROPERTIES.

      On December 31, 2002, we operated 452 nursing facilities, 29 assisted living centers, 151 outpatient clinics and 49 hospice and home care centers in 32 states and the District of Columbia. Most of our 136 leased nursing facilities are subject to “net” leases which require us to pay all taxes, insurance and maintenance costs. Most of these leases have original terms from ten to fifteen years and contain at least one renewal option. Renewal options typically extend the original terms of the leases by five to fifteen years. Many of these leases also contain purchase options. We consider our physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of our nursing facilities and assisted living centers are included in the collateral securing our obligations under various debt agreements. (See Item 8 — Note 8.)

      The following is a summary of our nursing facilities, assisted living centers, outpatient clinics and hospice and home care centers at December 31, 2002:

	Nursing Facilities
			Assisted
			Living Centers			Hospice
		Total				and Home
		licensed		Total	Outpatient	Care
Location	Number	beds	Number	units	Clinics(1)	Centers(2)

Alabama	21	2,783	—	—	—	—
Arizona	3	480	—	—	—	—
Arkansas	34	4,081	3	64	—	—
California	60	6,362	3	185	40	11
Colorado	—	—	—	—	16	—
Delaware	—	—	—	—	4	—
District of Columbia	1	355	—	—	—	—
Georgia	15	1,970	4	133	16	1
Hawaii	2	396	—	—	—	—
Illinois	3	275	—	—	—	—
Indiana	28	3,571	1	16	—	1
Iowa	—	—	—	—	—	1
Kansas	21	1,257	2	29	—	—
Kentucky	8	1,039	—	—	—	—
Maryland	4	585	1	19	7	—
Massachusetts	19	2,068	—	—	—	—
Minnesota	30	2,367	1	16	—	—
Mississippi	19	2,395	—	—	—	—
Missouri	23	2,252	3	101	—	1
Nebraska	24	2,128	1	19	—	3
Nevada	—	—	—	—	—	1
New Jersey	1	140	—	—	—	—
North Carolina	10	1,278	1	16	10	19
Ohio	9	1,242	—	—	5	—
Pennsylvania	42	4,772	3	72	10	7
South Carolina	—	—	—	—	12	—
South Dakota	17	1,175	1	36	—	—
Tennessee	7	929	2	55	—	—
Texas	—	—	—	—	31	2
Virginia	14	1,843	3	80	—	—
Washington	9	922	—	—	—	—
West Virginia	3	310	—	—	—	—
Wisconsin	25	2,692	—	—	—	2

	452	49,667	29	841	151	49

Classification
Owned	315	34,462	24	555	—	—
Leased	136	15,130	5	286	151	49
Managed	1	75	—	—	—	—

	452	49,667	29	841	151	49

(1)	As of December 31, 2002, the outpatient clinics were held for sale. We disposed of 141 of these clinics in January 2003, retaining 10 locations in North Carolina that continue to be held for sale.

(2)	As of December 31, 2002, MK Medical, a durable medical equipment business with 7 units in California and one in Nevada, was held for sale.

ITEM 3. LEGAL PROCEEDINGS.

      (a) As previously reported, on October 2, 1998, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Arkansas by Jack Kushner against the Company and certain of its officers (the “Class Action”). Plaintiffs filed a second amended complaint on September 9, 1999, which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. (See Item 8 — Note 9.) The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. By order and judgment dated October 17, 2001, defendants’ motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs appealed this decision to the Eighth Circuit Court of Appeals (Case No. 01-3677). On January 23, 2003, the Eighth Circuit entered an order affirming the district court’s order dismissing the case with prejudice. The plaintiffs appealed the order of the Eighth Circuit en banc, but, on February 27, 2003, the Eighth Circuit denied the petition. The Eighth Circuit is obligated to issue a mandate within seven days of the date of the order denying the petition, thereby ordering the district court to enforce its ruling and dismiss the case. If the plaintiffs decide to petition for a writ of certiorari to the United States Supreme Court within 90 days, plaintiffs may move to stay the mandate pending the filing of this petition.

      (b) On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on behalf of the Company against various current and former officers and directors. We learned of this case when it was served on one defendant on January 22, 2003. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that the Company failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. While this case is in its preliminary stages, we do not believe there is any merit to this lawsuit.

      (c) Effective October 15, 2002, we entered into a Settlement Agreement with CMS. The Settlement Agreement resolved reimbursement issues relating to all Medicare cost reporting periods ending on or before December 31, 2000, including all outstanding issues from the February 2000 settlement of the federal government’s investigation of our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities. Under the terms of the Settlement Agreement, we paid CMS $35.0 million in November 2002. This cash payment was included in the fourth quarter 2001 estimated pre-tax charge related to this matter of $77.5 million. The Settlement Agreement did not result in any increase to the fourth quarter 2001 estimated charge.

      (d) As previously disclosed, we notified federal and California healthcare regulatory authorities (CMS, OIG, the California Attorney General’s office and the California Department of Health) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date Beverly acquired the unit. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions, and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we have estimated our potential overpayment from government payors to be approximately $18.0 million for the period from October 1, 1998 to 2002. We have reduced MK Medical’s operating revenues, through discontinued operations on the 2002 consolidated statement of operations, and have established a reserve, included in “Other accrued liabilities” on the 2002 consolidated balance sheet, for this amount. We have advised regulatory authorities of the accounting firm’s results. Our liability with respect to this matter could exceed the reserved amount. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.

      (e) On August 16, 2002, August 26, 2002, and September 26, 2002, respectively, Ernest Baer v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2190) (the “Baer Case”), Stanley V. Kensic v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2193) (the “Kensic Case”) and Charles Krebs v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2222) (the “Krebs Case) were filed in the United States District Court, Western District of Arkansas, Fort Smith Division. The Baer Case, the Kensic Case and the Krebs Case were filed as purported securities fraud class actions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

      Each of the Baer Case, the Kensic Case and the Krebs Case separately named Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. Due to the preliminary state of the Baer Case, the Kensic Case and the Krebs Case and the fact that none of these cases alleges damages with any specificity, we are unable at this time to assess the probable outcome of the cases. We believe that plaintiffs’ allegations that the defendants acted unlawfully are without merit and the defendants will vigorously defend the Baer Case, the Kensic Case and the Krebs Case. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

      (f) On August 1, 2002, the Company and the State of California reached an agreement on the settlement of an investigation by the Attorney General’s office and the District Attorney of Santa Barbara County of patient care issues in several California nursing facilities. In accordance with the terms of the settlement agreement, Beverly Enterprises — California, Inc. has entered a plea of nolo contendere to two felony charges under California’s Elder Abuse statute and during July 2002, paid a fine of $54,000 related to the plea. In addition, Beverly Enterprises — California, Inc. reimbursed the Attorney General and the Santa Barbara County District Attorney $533,000 for the costs of their investigations and will pay a $2.0 million civil penalty in four equal, quarterly installments of $500,000, which began in the third quarter of 2002.

      In addition, a Permanent Injunction (“Permanent Injunction”) was entered requiring nursing facilities in California, operated by subsidiaries of the Company, to comply with all applicable laws and regulations and to conduct certain training and education programs. The Company recorded a pre-tax charge against earnings of $6.3 million during the second quarter of 2002 to reflect the terms of the settlement and related costs, and we expect to incur additional annual costs for implementation of the Permanent Injunction. Certain revisions were made to our Corporate Integrity Agreement (“CIA”) in conjunction with the Permanent Injunction requiring:

•	additional training for clinical associates, contractors and agents who perform services in our California nursing facilities; and

•	hiring an independent quality monitor to assess the effectiveness, reliability and thoroughness of our quality care systems and our response to quality of care issues in our nursing facilities in California, Arizona, Hawaii and Washington.

      (g) As previously reported, the following derivative lawsuits have been filed in the state courts of Arkansas and Delaware, as well as the federal district court in Arkansas, assertedly on behalf of the Company (collectively, the “Derivative Actions”):

•	Norman M. Lyons v. David R. Banks, et al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999, and the parties filed an Agreed Motion to Stay the proceedings on January 17, 2000;

•	James L. Laurita v. David R. Banks, et al., Case No. 17348NC, was filed in the Delaware Chancery Court on or about August 2, 1999;

•	Kenneth Abbey v. David R. Banks, et al., Case No. 17352NC, was filed in the Delaware Chancery Court on or about August 4, 1999;

•	Alan Friedman v. David R. Banks, et al., Case No. 17355NC, was filed in the Delaware Chancery Court on or about August 9, 1999;

•	Elles Trading Company v. David R. Banks, et al, was filed in the Superior Court for San Francisco County, California on or about August 4, 1999, was removed to federal district court and was dismissed February 3, 2000;

•	Kushner v. David R. Banks, et al., Case No. LR-C-98-646, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on September 30, 1999 and was appealed to the Eighth Circuit Court of Appeals on November 5, 2001; and

•	Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999.

      The Laurita, Abbey and Friedman actions were subsequently consolidated by order of the Delaware Chancery Court. On or about October 1, 1999, the defendants moved to dismiss the Laurita, Abbey and Friedman actions. In February 2002, the Delaware Chancery Court entered a stipulation of dismissal without prejudice. The Kushner and Richardson actions were ordered to be consolidated as In Re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties have agreed to stay the consolidated action pending the outcome of the motion to dismiss in the Class Action. See paragraph (a) above for a description of the status of the Class Action.

      The Derivative Actions each name the Company’s directors as defendants, as well as the Company as a nominal defendant. The Lyons action also names as defendants certain of the Company’s current and former officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders as a result of alleged conduct giving rise to the Class Action. The Lyons and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations and the Richardson action also claims unjust enrichment.

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

      (h) We are party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. We have experienced an increasing trend in the number and severity of the claims asserted against us. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

      (i) There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our Common Stock is listed on the New York and Pacific Stock Exchanges under the symbol BEV. The table below sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as reported on the New York Stock Exchange composite tape.

	Prices

	High	Low

2001
First Quarter	$8.50	$5.94
Second Quarter	10.73	5.20
Third Quarter	12.10	8.50
Fourth Quarter	10.69	6.50
2002
First Quarter	$9.50	$5.66
Second Quarter	9.18	6.95
Third Quarter	7.95	1.90
Fourth Quarter	3.89	1.60
2003
First Quarter (through February 28)	$3.00	$1.63

      We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on, and the repurchase of, our Common Stock. During 2002 and 2001, we did not pay any cash dividends on, or repurchase any of, our Common Stock and no future dividends are currently planned.

      On February 28, 2003, there were 4,992 record holders of our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table of selected financial data should be read along with our consolidated financial statements and related notes thereto for 2002, 2001 and 2000 included in Item 8.

	At or for the years ended December 31,

	2002(1)	2001(1)	2000(1)	1999(1)	1998(1)(2)

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net operating revenues	$2,419,923	$2,599,963	$2,523,265	$2,411,740	$2,723,567
Interest income	4,748	2,982	2,522	4,248	10,661

Total revenues	2,424,671	2,602,945	2,525,787	2,415,988	2,734,228
Costs and expenses:
Operating and administrative:
Wages and related	1,433,413	1,562,324	1,523,316	1,463,657	1,611,114
Provision for insurance and related items	125,341	101,418	120,893	88,377	154,267
Other	645,460	683,614	716,400	675,077	792,481
Interest	66,824	79,342	79,944	72,392	65,845
Depreciation and amortization	81,124	81,208	87,778	88,262	84,391
Florida insurance reserve adjustment	22,179	—	—	—	—
California investigation settlement and related costs	6,300	—	—	—	—
Special charges and adjustments related to settlements with the federal government	(9,441)	77,495	—	202,447	1,865
Asset impairments, workforce reductions and other unusual items	79,506	197,389	17,249	23,796	70,675
Year 2000 remediation	—	—	—	12,397	9,719

Total costs and expenses	2,450,706	2,782,790	2,545,580	2,626,405	2,790,357

Loss before provision for (benefit from) income taxes, discontinued operations and cumulative effect of changes in accounting principles	(26,035)	(179,845)	(19,793)	(210,417)	(56,129)
Provision for (benefit from) income taxes	6,085	57,574	(4,636)	(78,587)	(27,925)

Loss before discontinued operations and cumulative effect of changes in accounting principles	(32,120)	(237,419)	(15,157)	(131,830)	(28,204)
Discontinued operations, net of taxes of $0 — 2002; $3,814 — 2001; $(17,626) — 2000; $(492) — 1999; and $932 — 1998	(36,799)	(63,853)	(39,345)	(2,817)	1,598
Cumulative effect of changes in accounting principles, net of taxes of $0 — 2002; $2,811 — 1998(3)	(77,171)	—	—	—	(4,415)

Net loss	$(146,090)	$(301,272)	$(54,502)	$(134,647)	$(31,021)

Basic and diluted income (loss) per share of common stock:
Before discontinued operations and cumulative effect of changes in accounting principles	$(0.31)	$(2.28)	$(0.15)	$(1.29)	$(0.27)
Discontinued operations, net of taxes	(0.35)	(0.61)	(0.38)	(0.03)	0.02
Cumulative effect of changes in accounting principles, net of taxes	(0.74)	—	—	—	(0.04)

Net loss(4)	$(1.39)	$(2.90)	$(0.53)	$(1.31)	$(0.30)

Shares used to compute per share amounts	104,726,000	104,037,000	102,452,000	102,491,000	103,762,000
Other Financial Data:
Cash flow from operations	$116,633	$220,897	$37,010	$189,141	$6,789
Capital expenditures	$100,103	$89,401	$76,027	$95,414	$150,451
Consolidated Balance Sheet Data:
Total assets	$1,349,895	$1,681,070	$1,875,993	$1,982,880	$2,160,511
Current portion of long-term debt	$41,463	$64,231	$227,111	$34,052	$27,773
Long-term debt, excluding current portion	$588,714	$677,442	$564,247	$746,164	$878,270
Stockholders’ equity	$153,472	$296,497	$583,993	$641,124	$776,206
Other Data:
Average occupancy(5)	87.9%	86.9%	87.0%	87.2%	88.7%
Number of nursing home beds	49,667	52,115	59,799	62,217	62,293

(1)	The operations of Matrix and MK Medical have been reclassified as discontinued operations for all periods presented since they met the criteria under SFAS No. 144 as assets held for sale at December 31, 2002. In accordance with SFAS No. 145, the extraordinary loss on the early extinguishment of debt of $2,717 in 1998 has been reclassified as asset impairments, workforce reductions and other unusual items, and its related tax benefit, in the amount of $1,057, has been reclassified as provision for (benefit from) income taxes.

(2)	Includes the operations of American Transitional Hospitals, Inc. through June 30, 1998.

(3)	Includes a $77,171 goodwill impairment charge relating to the 2002 adoption of SFAS No. 142 and a $4,415 charge in 1998 relating to the adoption of SOP 98-5 which changed the accounting for start-up costs.

(4)	Certain amounts will not add due to rounding.

(5)	Calculated by dividing actual patient days by available patient days. Available patient days are calculated by multiplying total calendar days by the number of beds that are operationally ready for use.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenue Recognition, Accounts Receivable and Allowances for Doubtful Accounts

      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our current net operating revenues is derived from funds provided under federal and state medical assistance programs. As discussed more fully in Item 8 — Note 1, we record our revenues at standard charges when services are provided, adjusted to amounts estimated to be received under governmental programs or other third-party contractual arrangements. These revenues are subject to audit and retroactive adjustment by governmental and third-party agencies. Due to the complexity of the laws and regulations governing the federal and state medical assistance programs, there is at least a possibility that recorded estimates may change by a material amount in the near term. Consistent with health care industry accounting practices, changes to these third-party revenue estimates are recorded in the year the change or adjustment becomes known.

      We record bad debt expense monthly using a percentage of revenue approach that reflects our historical experience. Each quarter we adjust the reserves for bad debts according to the aging of the receivables. These adjustments are based on our weighted average experience by payor type, and recognize the relative risk depending on the source of the payment. Private pay accounts usually represent our highest collectibility risk. In addition, specific accounts that are determined to be uncollectible (due to bankruptcy, insufficient documentation, lack of third party coverage or financial resources and the like) are fully reserved when such determinations are made. If circumstances change (including, but not limited to: economic downturn; higher than expected defaults or denials; reduced collections; and changes in our payor mix), our estimates of the recoverability of our receivables could be reduced by a material amount. Our provision for bad debts represented 2.3%, 1.7% and 2.9% of net operating revenues in 2002, 2001 and 2000, respectively. Our allowance for doubtful accounts represented 20% and 17% of patient accounts receivable at December 31, 2002 and 2001, respectively.

Insurance and Patient Liability Risks

      General and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. In addition, insurance coverage for patient care liability and other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage. The Company’s retained liabilities have increased in recent years.

      We have purchased insurance for property, casualty and other risks from numerous insurance companies. In many cases, the policies provide coverage for events occurring in specific time frames that may only be determined in later years. We exercise care in selecting companies from which we purchase insurance including review of published ratings by recognized rating agencies, advice from national brokers and consultants, and review of trade information sources. There exists a risk that any of these insurance companies may become insolvent and unable to fulfill its obligation to defend, pay or reimburse us when that obligation becomes due. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations.

      As described more fully in Item 8 — Note 1, we believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and other services. These provisions are made based primarily upon the results of independent actuarial valuations, prepared by actuaries with long-term care industry experience. This provision also includes accruals for insurance premiums for the coverage period and our estimate of any experience adjustments to premiums. The actuarial valuations are prepared twice a year using the most recent trends of claims, settlements and other relevant data.

      The majority of our auto liability and workers’ compensation risks are insured through loss-sensitive insurance policies with affiliated and unaffiliated insurance companies. For our general and professional liabilities, we are responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits in certain prior policy years. The Company’s retained liabilities are estimated by our independent actuaries. On an undiscounted basis, these liabilities totaled approximately $208.0 million at December 31, 2002. On our financial statements, these liabilities are discounted at 10% to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge for 2002 of $1.4 million. Our independent actuaries estimate our range of discounted exposure for these liabilities to be $168.6 million to $185.2 million. Our recorded reserves for these liabilities totaled $174.0 million at December 31, 2002.

Off-Balance Sheet Obligations

      We have two off-balance sheet financing arrangements which totaled approximately $139.5 million at December 31, 2002, including:

•	$70.0 million of Medium-Term Notes due March 2005 (the “Medium-Term Notes”); and

•	$69.5 million under an off-balance sheet lease arrangement expiring in April 2004.

      The Medium-Term Notes are obligations of a non-consolidated bankruptcy remote, qualifying special purpose entity, Beverly Funding Corporation (“BFC”). BFC’s sole purpose is to acquire, own, hold, and otherwise administer certain patient accounts receivable originated and sold to it by certain of the Company’s operating subsidiaries and to issue beneficial interests in those receivables. Under the terms of the arrangement, certain wholly owned operating subsidiaries of the Company (groups of nursing facilities within each state that the Company operates, referred to as the “Selling Subsidiaries”), which are separate legal entities, sell Medicaid and Veterans Administration patient accounts receivable at their net realizable value to Beverly Health and Rehabilitation Services, Inc. (“BHRS”), a wholly owned operating subsidiary of the Company. BFC then purchases these receivables under a revolving sales structure from BHRS at a discount of 1%. BFC receives its funding from: 1) the issuance of debt to third-party investors; and 2) investments made in BFC by Beverly Enterprises, Inc. (the parent company and a non-transferor). At December 31, 2002 and 2001, BFC had approximately $101.4 million and $101.9 million, respectively, of net receivables.

      The Medium-Term Notes were issued in June and July 1999 to third-party investors. The proceeds were used to redeem $50.0 million of then outstanding medium-term notes issued by BFC in 1994 that were nearing maturity and to purchase additional eligible receivables from BHRS. Beverly Enterprises, Inc. also increased its investment in BFC allowing BFC to purchase additional eligible receivables to serve as excess collateral for the new Medium-Term Notes. Under the terms of the arrangement, BFC is required to maintain receivables in excess of the outstanding balance of the Medium-Term Notes based on a calculated formula included in the Master Sales and Servicing Agreement.

      The Medium-Term Notes mature in 2005; however, according to the provisions of the notes, principal payments on these obligations, calculated based on quarterly collections of the underlying receivables, begin during the second quarter of 2004. Based on current collection trends, it is expected that these obligations will be paid off by the third quarter of 2004.

      BHRS recognizes a loss at the time the receivables are sold to BFC equal to the 1% discount and this loss is included in “Other operating and administrative costs and expenses” and in “Net cash provided by operating activities” in our consolidated financial statements. BHRS provides invoicing and collection services related to the purchased receivables for a market-based servicing fee. Neither the loss on sale of receivables nor the servicing fee revenue is material to the Company’s results of operations or cash flows.

      Prior to June 1999, BFC’s assets, liabilities and operating results were consolidated with the Company. However, in June 1999 in connection with the redemption of previously issued medium-term notes, and issuance of the Medium-Term Notes in June and July 1999, the Master Sale and Servicing Agreement was amended so that BFC met the definition of a qualifying special purpose entity as defined in Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 125”). Specifically, BFC was no longer permitted to hold or purchase receivables that originated prior to January 1, 1997 (a condition that prevented it from becoming a qualifying special purpose entity prior to June 1999). The Company continually evaluates the organizational structure and operations of BFC to ensure that it remains legally isolated from the Company and each of its operating subsidiaries and that it maintains its status as a qualifying special purpose entity and, thereby, remains deconsolidated.

      The Company’s investment in BFC has been recorded as a non-current asset in the accompanying consolidated balance sheets, which is subject to periodic collectibility review. The primary factor in the collectibility review is the determination of the net realizable value of the excess receivables serving as collateral for the Medium-Term Notes. The net realizable value is determined through a collectibility analysis of the receivables purchased and held by BFC. This collectibility analysis considers historical collection experience and is adjusted according to the aging of the receivables. Once the net realizable value of the excess receivables is determined, we compare it to the carrying value of the asset and adjust the asset downward when the analysis indicates that it will not be recovered.

      At December 31, 2002 and 2001, the Company’s investment of approximately $31.0 million and $33.0 million, respectively, was included in “Other assets” on the consolidated balance sheets. At December 31, 2002 and 2001, BFC had excess receivables of approximately $31.0 million and $33.0 million, respectively. Our total investments in BFC have been adjusted from their initial value of $35.0 million due to cumulative credit losses incurred by BFC associated with the purchased receivables since June 1999. We believe our asset will be realized upon the maturity and repayment of the Medium-Term Notes and collection of the excess receivables and is expected to approximate the Company’s recorded asset.

      At December 31, 2002, the Company leased five nursing facilities, one assisted living center and its corporate headquarters under an off-balance sheet lease arrangement. The special purpose entity lessor financed the construction of these properties and we lease the properties under a master operating lease agreement, which matures in April 2004. (See Item 8 — Note 8 for a discussion of the 2003 Amendments and their impact on this financing arrangement.) There is a third-party entity at risk under this arrangement for 3% of the original commitment. Of the remaining 97% original commitment, 17% is secured by first mortgages on the related properties and 83% (or approximately $56.0 million at December 31, 2002) is guaranteed by the Company and secured by second mortgages on the related properties.

      We monitor these off-balance sheet obligations throughout the year and believe the obligations and any related assets should not be included in our consolidated financial statements under current generally accepted accounting principles. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is effective for us in the third quarter of 2003. Under this interpretation, we do not currently anticipate that our accounting for BFC will be affected. However, based on our initial evaluation of FIN 46, it is possible that the special purpose entity lessor in the lease arrangement may need to be consolidated with the Company beginning in the third quarter of 2003. We are continuing to evaluate the consolidation and transition rules under FIN 46, however, if the special purpose entity lessor needs to be consolidated, the leased assets will be consolidated at their depreciated cost and recorded as capital leased assets, with the difference between the historical and the depreciated cost on the date of consolidation being recorded as the cumulative effect of an accounting change. The remaining obligation as of July 1, 2003 ($69.5 million as of December 31, 2002 and expected to be $52.7 million as of July 1, 2003) would be recorded as a capital lease obligation on the Company’s consolidated balance sheet. If consolidated under FIN 46, we will continue to make quarterly payments under the obligation, to be recorded as interest expense, and the capital leased assets will be depreciated, increasing our annual depreciation and amortization expense by approximately $2.3 million. Under the terms of the lease arrangement, we have the option to purchase the leased assets and prepay the obligation.

      In addition, we have off-balance sheet debt guarantees of approximately $31.5 million that primarily arose from our sale of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have approximately $13.3 million of minimum rental commitments remaining through the initial lease terms. In addition, we guarantee an officer’s bank loan of approximately $200,000, which is collateralized by shares of our common stock pledged by the officer. See Item 8 — Note 9 for a more complete description of each of these items. Each of these guarantees will be subject to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), issued in November 2002. See New Accounting Standards below.

Asset Impairments

      We recorded pre-tax asset impairment charges of $71.6 million, $171.1 million and $9.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. We also recorded additional impairments of goodwill of $77.2 million in 2002 as the cumulative effect of an accounting change. We evaluate our long-lived assets for impairment whenever indicators of impairment exist, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). These indicators of impairment can include, but are not limited to, the following:

•	a history of operating losses, with expected future losses;

•	changes in the regulatory environment affecting reimbursement;

•	decrease in cash flows or cash flow deficiencies;

•	changes in the way an asset is used in the business; and

•	commitment to a plan to sell or otherwise dispose of an asset.

      During 2002, changes in the regulatory environment affecting Medicare reimbursement led to a long-lived asset impairment analysis on our Nursing Facilities segment. During 2001, continuing operating losses in several of our lines of business, including certain Matrix clinics, our managed care contracting entity, certain Home Care businesses and a few of our nursing facilities, led to impairment analyses on these assets. During 2000, operating losses at certain Matrix clinics and management’s determination to dispose of, or terminate the leases on, six nursing facilities led to impairment analyses to be calculated on these assets.

      These impairment analyses included:

•	estimating the undiscounted cash flows to be generated by each clinic, unit, facility or property, primarily over the remaining life of the primary asset; and

•	reducing the carrying value of the asset to the estimated fair value when the total estimated undiscounted cash flows was less than the current book value of the clinic, unit, facility or property.

      In estimating the undiscounted cash flows for our nursing facilities, we primarily used our internally prepared budgets and forecast information, with certain probability adjustments, including, but not limited to, the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. In order to estimate the fair values of the nursing facilities, we used a discounted cash flow approach, supplemented by public resource information on valuations of nursing facility sales transactions, by region of the country. Where the estimated undiscounted cash flows were negative, we estimated the fair values based on discounted public resource information, sales values or estimated salvage value. For other lines of business that lack significant property investments, we discounted the next five years of expected cash flows. A substantial change in the estimated future cash flows for these facilities or businesses could materially change the estimated fair values of these assets, possibly resulting in an additional impairment.

      In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) was issued, which established new rules on the accounting for goodwill and other intangible assets. In accordance with this standard, we performed the initial screening for potential impairments of our indefinite lived intangible assets by reporting unit as of January 1, 2002. We determined the estimated fair values of each reporting unit using discounted cash flow analyses, along with independent source data related to recent transactions. Based on this determination, we identified potential goodwill impairments at our Matrix segment and at Care Focus, a reporting unit within our Home Care segment. We engaged a qualified, independent valuation group to determine the estimated fair values of each of these reporting units. Their analysis was completed in the fourth quarter of 2002, and led to the recording of goodwill impairment charges as the cumulative effect of an accounting change of $77.2 million as of January 1, 2002, including $70.6 million for Matrix and $6.6 million for Care Focus. Based on our annual October 1, 2002 assessment of all reporting units, no additional impairment of goodwill was required.

      During 2001, management initiated a formal plan to dispose of all of our nursing facility operations in Florida. Accordingly, these assets were written down to their estimated sales value less selling costs. We ultimately leased these assets to a third party in the fourth quarter of 2001, with the real estate transaction closing in January 2002. See Item 8 — Note 4 for a more detailed discussion of this transaction, including related exit and other costs, and other impairments we have recorded. Under accounting standards in effect in 2001, our Florida assets were not considered discontinued operations.

Operating Results

2002 Compared to 2001

Results of Operations — Continuing Operations

      We reported a net loss from continuing operations for the year ended December 31, 2002 of $32.1 million, compared to a net loss from continuing operations of $237.4 million for the year ended December 31, 2001. The net loss from continuing operations for 2002 included pre-tax charges totaling approximately $98.6 million, including:

•	$79.5 million for asset impairments, workforce reductions and other unusual items;

•	$22.2 million for the Florida insurance reserve adjustment;

•	$6.3 million for the California investigation settlement and related costs; and

•	partially offset by a $9.4 million adjustment to reduce estimated reserves no longer needed, related to settlements of federal government investigations.

      The $79.5 million for asset impairments, workforce reductions and other unusual items includes the following:

•	$74.6 million write-down of property and equipment on certain nursing facilities whose book value exceeded fair value when tested for impairment as a result of the reduction in Medicare funding effective October 1, 2002. These assets were included in the total assets of the Nursing Facilities operating segment in 2002;

•	$8.5 million of workforce reductions (see below); and

•	$3.0 million adjustment to asset impairments and $600,000 reversal of workforce reduction charges recorded in 2001, which were no longer needed.

      We recorded a pre-tax charge of $8.5 million during 2002 for workforce reductions which were primarily the result of a continuing operational reorganization required to support the implementation of our three year strategic plan. During 2002, we notified 133 associates that their positions would be eliminated. The charge included the following:

•	$8.0 million of cash expenses, approximately $4.1 million of which was paid during the year ended December 31, 2002; and

•	non-cash expenses of $500,000 related to the issuance of 124,212 shares under our Stock Grant Plan (as defined herein).

      We estimate the annual cost savings of this operational reorganization to be approximately $11.2 million.

      The following table summarizes activity in our estimated workforce reduction and exit costs for the years ended December 31 (in thousands):

	2002		2001		2000

	Workforce	Exit	Workforce	Exit	Workforce	Exit
	Reductions	Costs	Reductions	Costs	Reductions	Costs

Balance beginning of year	$7,631	$15,030	$4,151	$5,208	$5,165	$7,915
Charged to operations	8,454	2,633	23,118	18,165	5,904	3,000
Cash payments	(9,074)	(10,313)	(15,448)	(8,343)	(6,918)	(3,207)
Stock transactions	(1,008)	—	(4,158)	—	—	—
Reversals	(585)	(2,359)	(32)	—	—	(2,500)

Balance end of year	$5,418	$4,991	$7,631	$15,030	$4,151	$5,208

      Net loss from continuing operations for 2001 included pre-tax charges totaling approximately $197.4 million primarily for asset impairments, exit costs and workforce reductions. See “2001 Compared to 2000 — Results of Operations.”

Income Taxes

      We recorded a provision for income taxes of approximately $6.1 million for the year ended December 31, 2002, primarily related to state income taxes. We increased our valuation allowance on our deferred tax assets by $45.5 million during 2002 to $199.2 million as of December 31, 2002. This valuation allowance is required under the guidance of SFAS No. 109 due to our historical operating performance and our reported cumulative net losses. Our realization of the deferred tax benefits primarily associated with our net operating losses is dependent upon our achieving sufficient future pre-tax income. Under federal income tax regulations, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits. However, given the size of our pre-tax losses in 2002 and 2001 and uncertainties created by Medicare reimbursement enhancements which expired on September 30, 2002, a valuation allowance is considered to be appropriate under the more stringent accounting standards for the realization of these deferred tax benefits, which is contingent upon future income.

      At December 31, 2002, for income tax purposes, we had federal net operating loss carryforwards of $164.7 million which expire in years 2017 through 2022; general business tax credit carryforwards of $28.7 million which expire in years 2008 through 2022; and alternative minimum tax credit carryforwards of $19.1 million which do not expire. Future tax benefits associated with these carryforwards are not recorded in our 2002 and 2001 consolidated financial statements as a result of the valuation allowance recorded.

Net Operating Revenues

      We reported net operating revenues of $2,419.9 million during the year ended December 31, 2002 compared to $2,600.0 million for the same period in 2001. Approximately 95% and 96% of our total net operating revenues for each of the years ended December 31, 2002 and 2001, respectively, were derived from services provided by our Nursing Facilities segment. The decrease in net operating revenues of approximately $180.1 million for the year ended December 31, 2002, as compared to the same period in 2001, is due to the following:

•	a decrease of $319.8 million due to dispositions, primarily related to our Florida facilities;

•	an increase of approximately $98.9 million from facilities we operated during each of the years ended December 31, 2002 and 2001 (“same facility operations”);

•	an increase of $35.6 million from growth in AEGIS’ external therapy business; and

•	an increase of $5.2 million due to a facility acquisition, and the opening of a newly constructed facility and four hospice centers.

      The increase in net operating revenues of approximately $98.9 million from same facility operations for the year ended December 31, 2002, as compared to the same period in 2001, was primarily due to the following:

•	$84.1 million due to an increase in Medicaid, Medicare and private payment rates;

•	$17.6 million due to a positive shift in our patient mix;

•	$14.8 million due to an increase in Medicare Part B revenues; and

•	partially offset by a decrease of $23.7 million due to a decline in same facility census.

      Effective October 1, 2002, certain Medicare add-on payments were eliminated when the federal government failed to pass legislation to restore the funding. These add-on payments included a 16.66% add-on to the nursing component of all 44 Resource Utilization Grouping (“RUG”) categories and a 4% overall increase in the adjusted rates for all 44 RUG categories. Our net operating revenues were reduced by approximately $14.0 million as a result of the elimination of these add-ons in the fourth quarter of 2002. (This reduction is netted above with the increases in payment rates from all sources of revenue for 2002 over 2001.) Assuming a similar volume and mix of Medicare patients in 2003, we anticipate our net operating revenues will decline an additional $42.0 million from 2002, for an annual impact of $56.0 million.

      Additional Medicare add-on payments, currently approximating $38.6 million of our annual net operating revenues, are scheduled to expire when CMS releases refinements to the current RUG payment system. We cannot currently predict when this will happen, or the ultimate impact it will have on our operating results or cash flows. In addition, we currently anticipate that on July 1, 2003, Part B therapy caps will go into effect on a prospective basis. Based on the current volume of Part B therapy in our nursing homes, the decrease in our annual net operating revenues is anticipated to be approximately $16.0 million. Our AEGIS outside therapy contract business will likely be further impacted in terms of revenue and may be required to adjust therapy staffing levels to offset a portion of this revenue impact.

Operating and Administrative Expenses

      We reported operating and administrative expenses of $2,204.2 million during the year ended December 31, 2002 compared to $2,347.4 million for the same period in 2001. The decrease of approximately $143.2 million consists of the following:

•	a decrease of $267.2 million due to dispositions, primarily related to our Florida facilities;

•	an increase of $10.5 million due to a facility acquisition, and the opening of a newly constructed facility and four hospice centers; and

•	an increase of approximately $113.5 million in same facility operations.

      The increase in operating and administrative expenses of approximately $113.5 million from same facility operations for the year ended December 31, 2002, as compared to the same period in 2001, was due primarily to the following:

•	$38.7 million of additional wages and related expenses primarily due to an increase in our weighted average wage rate and an increase in nursing hours per patient day;

•	$27.9 million additional provision for reserves on accounts and notes receivable;

•	$28.0 million due to an increase in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment; and

•	$23.9 million increase in our provision for insurance and related claims, as discussed below.

      Our provision for insurance and related items increased approximately $23.9 million for the year ended December 31, 2002, as compared to the same period in 2001, primarily due to rising patient care liability costs. Based on the results of our mid-year actuarial study completed in mid-July, we recorded a pre-tax charge of $43.3 million to increase our reserves for prior policy-year patient care liability costs, including $22.2 million related to our previously operated Florida facilities, which have been sold, and $21.1 million related to same facility operations. We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care services. These provisions are made based upon the results of independent actuarial valuations and other information available, including management’s best judgments and estimates. Our most recent actuarial study indicated our reserves were adequate. However, the provision and liability have been difficult to estimate and have been escalating in recent periods. There can be no assurance that the provision and the resulting reserves will not require material adjustment in future periods.

Interest Expense, Net

      Interest income increased to $4.7 million for the year ended December 31, 2002, as compared to $3.0 million for the same period in 2001 primarily due to certain notes receivable accepted as partial consideration for the sale of the Florida facilities. Interest expense decreased to $66.8 million for the year ended December 31, 2002, as compared to $79.3 million for the same period in 2001. This was primarily due to the reduction of debt using the net proceeds from the sale of the Florida facilities.

Depreciation and Amortization

      Depreciation and amortization expense was $81.1 million for the year ended December 31, 2002, as compared to $81.2 million for the same period in 2001. Depreciation and amortization decreased approximately $6.2 million due to the elimination of amortization on goodwill and other indefinite lived intangibles with the implementation of SFAS No. 142, and the dispositions of, or lease terminations on, certain facilities. However, these decreases were substantially offset by increases of $6.1 million related to capital additions and improvements as well as acquisitions and openings.

Discontinued Operations

      In accordance with the provisions of SFAS No. 144, the results of operations of Matrix and MK Medical have been reclassified and reported, for all periods presented, as discontinued operations in the accompanying consolidated statements of operations. Following is a summary of the discontinued operations of Matrix and MK Medical for the years ended December 31 (in thousands):

	2002			2001			2000

	Matrix	MK Medical	Total	Matrix	MK Medical	Total	Matrix	MK Medical	Total

Net operating revenues(1)	$86,840	$(4,452)	$82,388	$90,694	$23,289	$113,983	$78,367	$29,429	$107,796

Operating income (loss)(1)	$1,078	$(31,610)	$(30,532)	$(8,652)	$(10,674)	$(19,326)	$(30,017)	$(1,170)	$(31,187)
Exit costs	(1,001)	(1,257)	(2,258)	—	—	—	—	—	—
Asset impairments	—	(1,250)	(1,250)	(32,482)	(8,231)	(40,713)	(25,784)	—	(25,784)
Workforce reductions and other unusual items(2)	230	(2,989)	(2,759)	—	—	—	—	—	—

Pre-tax income (loss)	$307	$(37,106)	(36,799)	$(41,134)	$(18,905)	(60,039)	$(55,801)	$(1,170)	(56,971)

Provision for (benefit from) income taxes			—			3,814			(17,626)

Discontinued operations, net of taxes			$(36,799)			$(63,853)			$(39,345)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. (See Item 8 — Note 9.)

(2)	Includes $1.0 million accrued for legal and related fees associated with the MK Medical estimated overpayment issue.

Cumulative Effect of Accounting Change

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. With respect to our goodwill and intangible assets, SFAS No. 142 was effective for us beginning January 1, 2002.

      Following is a summary of adjusted operating results reflecting the effects of adopting SFAS No. 142, net of income taxes, for the periods ended December 31 (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Reported net loss	$(146,090)	$(301,272)	$(54,502)
Add back:
Goodwill amortization	—	3,917	4,465
Operating rights amortization	—	252	268

Adjusted net loss	$(146,090)	$(297,103)	$(49,769)

	Years Ended December 31,

	2002	2001	2000

Reported diluted net loss per share	$(1.39)	$(2.90)	$(0.53)
Add back:
Goodwill amortization	—	0.04	0.04
Operating rights amortization	—	—	—

Adjusted diluted net loss per share	$(1.39)	$(2.86)	$(0.49)

      We completed the impairment assessment of our indefinite lived intangible assets, other than goodwill, during the first quarter of 2002, with no impairment identified. SFAS No. 142 described a two-step process for testing goodwill for impairment. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Upon completion of the first step of the goodwill impairment test for all reporting units of the Company, results indicated that goodwill appeared to be impaired for our Matrix and Home Care Services — Care Focus reporting units. We subjected the goodwill at these reporting units to step two under SFAS No. 142.

      We engaged a qualified, independent third party to determine the estimated fair value of these two reporting units. Their valuation was completed during the fourth quarter of 2002, and the resulting impairment losses amounted to approximately $70.6 million for Matrix and $6.6 million for Home Care Services — Care Focus. As required by SFAS No. 142, these impairment losses have been recorded in the accompanying statement of operations as the cumulative effect of a change in accounting for goodwill as of January 1, 2002.

      In accordance with SFAS No. 142, we completed our annual impairment assessment of all of our indefinite lived intangible assets, including goodwill, as of October 1, 2002 with no additional impairment required.

New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”), sometimes known as a special purpose entity, to be consolidated by a company when that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 is effective on July 1, 2003 as it relates to VIEs created prior to February 1, 2003. Based on our initial evaluation of FIN 46, it is possible that the special purpose entity lessor in the lease arrangement may need to be consolidated with the Company beginning in the third quarter of 2003. We are continuing to evaluate the consolidation and transition rules under FIN 46, however if the special purpose entity lessor needs to be consolidated, the leased assets will be consolidated at their depreciated cost and recorded as capital leased assets, with the difference between the historical and the depreciated cost on the date of consolidation being recorded as the cumulative effect of an accounting change. The remaining obligation as of July 1, 2003 ($69.5 million as of December 31, 2002 and expected to be $52.7 million as of July 1, 2003) would be recorded as a capital lease obligation on the Company’s consolidated balance sheet. The assets would be depreciated and payments on the obligations would be recorded as interest expense until the obligations are satisfied. FIN 46 is not expected to impact our accounting treatment of BFC. (See Off-Balance Sheet Obligations herein.)

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value when a transaction is consummated. This differs from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 applies to guarantee contracts having financial guarantees, performance guarantees, indemnification or indirect guarantees of the indebtedness of others. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. We have complied with the new disclosure requirements, which are effective for us as of December 31, 2002. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are continuing our review of the implications of FIN 45, which may impact our accounting for future dispositions.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value when the liability is incurred rather than when an entity commits to an exit plan. Depending on the terms of the exit or disposal, under SFAS No. 146, severance pay could be recognized over time or up front. Also, SFAS No. 146 requires that a liability be recognized, measured at its fair value, when an entity ceases operation at a location covered under a pre-existing contract, such as a lease. Fair value in this case would represent the present value of the future payment obligations net of assumed receipts, such as sublease income, at current market value. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. Many of the provisions of SFAS No. 146 affect only the timing of when a liability is recorded and not the amount of the liability. Therefore, we do not expect there will be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS No. 146.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). This Statement eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends certain other existing accounting pronouncements. The provisions of this Statement are effective for the Company beginning with the first quarter of 2003 with restatement of prior year debt extinguishment-related extraordinary items required.

2001 Compared to 2000

Results of Operations — Continuing Operations

      We reported a net loss from continuing operations for the year ended December 31, 2001 of $237.4 million, compared to a net loss from continuing operations of $15.2 million for the year ended December 31, 2000. Net loss from continuing operations for 2001 included pre-tax charges totaling approximately $197.4 million, primarily including $171.1 million for asset impairments, exit and other costs and $24.2 million for workforce reductions and related costs. These pre-tax charges have been included in the consolidated statement of operations caption “Asset impairments, workforce reductions and other unusual items.” The asset impairment and exit costs relate to:

•	$75.1 million write-down of Florida facilities and $55.1 million of Florida exit and other costs, as discussed below. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-down of goodwill of $15.4 million, property, equipment and other intangible assets of $1.0 million and recording of closing and other costs of $2.8 million on under-performing Home Care businesses. These assets were included in the total assets of the Home Care segment as of December 31, 2001;

•	write-down of property and equipment of $10.0 million, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities. These assets were included in the total assets of the Nursing Facilities operating segment as of December 31, 2001;

•	write-off of abandoned projects and investments totaling $7.8 million; and

•	$3.3 million related to the termination of a lease in Indiana and the write-off of the net book value of the related assets.

      During 2001, a formal plan was initiated by management to pursue the sale of our nursing home operations in Florida, which included 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) (the “Florida facilities”). The plan included the pursuit of the sale of one additional nursing facility (56 beds) in Florida and certain other assets which would be sold in separate transactions. The decision to sell these properties was made primarily due to the excessive patient care liability costs that we had been incurring in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations at March 31, 2001 were considered assets held for sale. Management estimated the fair value less selling costs of such assets and took pre-tax charges in 2001 totaling $75.1 million to write-down the Florida assets. Effective December 1, 2001, we entered into a lease agreement on the Florida facilities with Florida Health Care Properties and we closed the real estate transaction on January 8, 2002.

      In conjunction with the sale of the Florida facilities, we also recorded pre-tax charges totaling $55.1 million for certain exit and other costs. These costs related to severance agreements, termination payments on certain contracts and various other items. At December 31, 2001, the Florida assets held for sale totaled approximately $120.8 million and were classified as current assets in the consolidated balance sheet.

      Annualized revenues for the Florida facilities were approximately $288.0 million. During the year ended December 31, 2001, our Florida nursing home operations recorded pre-tax income of approximately $600,000. This amount does not include certain costs which were recorded at the parent company level and were not fully allocated to the individual subsidiaries or facilities. We did not record depreciation and amortization expense on the Florida assets during the period these assets were held for sale, since these assets were adjusted to their estimated net realizable value. The amount of depreciation and amortization expense that we did not have to record during the year ended December 31, 2001 on the Florida assets was approximately $6.8 million.

      During 2001, we recorded pre-tax charges totaling approximately $24.2 million for workforce reductions and related costs. Approximately $23.1 million of these pre-tax charges related to severance and other employment agreements for approximately 240 associates who were notified in 2001 that their positions would be eliminated, including:

•	$18.0 million of cash expenses, approximately $4.9 million and $11.3 million of which was paid during the years ended December 31, 2002 and 2001, respectively;

•	non-cash expenses of $4.5 million related to the issuance of shares under our Stock Grant Plan; and

•	non-cash expenses of $600,000 related to other long-term incentive agreements.

      We estimated the annual costs savings of this operational reorganization to be approximately $14.0 million. Much of this savings was realized in 2001, since the majority of the workforce reductions took place in the first quarter. These estimated savings are net of the additional costs we incurred to increase the operations and clinical staff at the facility and district level. Approximately $600,000 of these workforce reduction charges in 2001 were reversed during 2002.

      In January 2001, we filed a registration statement under Form S-8 with the Securities and Exchange Commission registering 1,174,500 shares of our Common Stock. These shares were previously repurchased by the Company and held in treasury. They will be issued under the Beverly Enterprises, Inc. Stock Grant Plan (the “Stock Grant Plan”) to holders of restricted stock who, by virtue of the terms of their employment contracts, severance agreements or other similar arrangements, are entitled to the immediate vesting of their restricted stock. 669,754 shares of Common Stock under the Stock Grant Plan have been issued in 2002 and 2001 to various officers in exchange for shares of restricted stock held by them, which have been cancelled.

      On February 4, 2002, we made a settlement offer to the federal government to resolve open reimbursement issues under the former cost-reimbursement system for Medicare. For accounting purposes, this settlement offer was required to be recorded in our operating results for the year ended December 31, 2001 and resulted in a pre-tax charge of approximately $77.5 million which is included in the caption “Special charges and adjustments related to settlements with the federal government.” This charge included a $35.0 million cash settlement and the write-off of $81.5 million of related cost report receivables, offset by a $39.0 million reserve established in 1999 for related issues. This matter was settled with CMS in the fourth quarter of 2002, and required no increase in accruals previously recorded.

Income Taxes

      We recorded a provision for income taxes at 26% for the year ended December 31, 2001, even though we had a pre-tax loss, primarily due to the recording of a $153.7 million valuation allowance on our deferred tax assets. This valuation allowance was required under the guidance of SFAS No. 109 due to our historical operating performance and our reported cumulative net losses. Our annual effective tax rate for 2000 was 29%, which was different than the federal statutory rate primarily due to amortization of nondeductible goodwill and state income taxes, partially offset by the benefit of certain tax credits.

Net Operating Revenues

      We reported net operating revenues of $2,600.0 million during the year ended December 31, 2001 compared to $2,523.3 million for the same period in 2000. Approximately 96% of our total net operating revenues for each of the years ended December 31, 2001 and 2000 were derived from services provided by our Nursing Facilities segment. The increase in net operating revenues of approximately $76.7 million for the year ended December 31, 2001, as compared to the same period in 2000, consists of the following:

•	an increase of approximately $150.6 million from facilities we operated during each of the years ended December 31, 2001 and 2000 (“same facility operations”);

•	an increase of $19.9 million due to acquisitions and openings of newly-constructed facilities;

•	an increase of $13.7 million from growth in AEGIS’ external therapy business; and

•	a decrease of $107.5 million due to dispositions.

      The increase in net operating revenues of approximately $150.6 million from same facility operations for the year ended December 31, 2001, as compared to the same period in 2000, was primarily due to the following:

•	$164.1 million due to an increase in Medicaid, Medicare and private payment rates;

•	$8.9 million due to a positive shift in our patient mix;

•	partially offset by a decrease of $16.5 million due to a decline in same facility census; and

•	$5.5 million due to one less calendar day during the year ended December 31, 2001, as compared to the same period in 2000.

Operating and Administrative Expenses

      We reported operating and administrative expenses of $2,347.4 million during the year ended December 31, 2001 compared to $2,360.6 million for the same period in 2000. The decrease of approximately $13.2 million consists of the following:

•	a decrease of $74.2 million due to dispositions;

•	an increase of approximately $42.2 million in same facility operations; and

•	an increase of $18.8 million due to acquisitions and openings of newly-constructed facilities.

      The increase in operating and administrative expenses of approximately $42.2 million from same facility operations for the year ended December 31, 2001, as compared to the same period in 2000, was due primarily to the following:

•	$90.1 million of additional wages and related expenses primarily due to an increase in our weighted average wage rate;

•	$5.5 million due to an increase in other contracted services;

•	partially offset by a $41.5 million decrease in bad debt expense primarily due to improved collections on our patient accounts receivable; and

•	$19.5 million decrease in our provision for insurance and related items primarily due to an incremental pre-tax charge of approximately $44.4 million recorded in 2000 to increase reserves for patient care liability costs.

      Excluding this $44.4 million pre-tax charge for 2000, our provision for insurance and related items increased approximately $24.9 million for the year ended December 31, 2001, as compared to the same period in 2000, primarily due to rising patient care liability costs.

Depreciation and Amortization

      Depreciation and amortization expense decreased approximately $6.6 million to $81.2 million for the year ended December 31, 2001, as compared to $87.8 million for the same period in 2000 primarily due to the discontinuation of depreciation and amortization of our Florida nursing home assets, as they were classified as held for sale at March 31, 2001.

Discontinued Operations — See 2002 vs. 2001 — Discontinued Operations

Liquidity and Capital Resources

      At December 31, 2002, we had approximately $115.4 million in cash and cash equivalents. We anticipate $20.5 million of this cash balance at December 31, 2002, while not legally restricted, will be utilized primarily to fund certain general liability and worker’s compensation claims and expenses. At December 31, 2002, we had approximately $124.1 million of unused commitments under our $150.0 million credit facility, with utilization being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. At December 31, 2002, we had negative working capital of approximately $41.7 million reflected on our consolidated balance sheet.

      Net cash provided by operating activities for the year ended December 31, 2002 was approximately $116.6 million compared to approximately $220.9 million for the same period in 2001. This decline was primarily related to reducing accounts payable and accrued liabilities by approximately $85.3 million, including $35.0 million paid to CMS in November 2002. Net cash provided by investing activities and net cash used in financing activities were approximately $62.3 million and $152.9 million, respectively, for the year ended December 31, 2002. We received net cash proceeds of approximately $169.5 million from the dispositions of facilities and other assets in 2002. These net proceeds, along with cash generated from operations, were used to repay approximately $116.5 million of long-term debt and $42.9 million of off-balance sheet financing and to fund capital expenditures totaling approximately $100.1 million in 2002.

      Effective December 31, 2002, we executed an amendment to our Credit Facility, as well as amendments with certain of our other lenders covering debt of approximately $88.8 million (collectively, the “2002 Amendments”), which modified certain financial covenant levels. The 2002 Amendments were required because recording the special charges, as discussed in Item 8 — Note 4, would have resulted in our noncompliance with a financial covenant ratio contained in those debt agreements.

      In February 2003, we executed an additional amendment to our Credit Facility and our off-balance sheet lease arrangement (collectively, the “2003 Amendments”). The 2003 Amendments provide for, among other things:

•	further modification of certain financial covenant levels;

•	changes in the interest rates on our borrowings;

•	the pledging of additional assets as collateral for certain of the lenders;

•	use of a portion of the proceeds from the sales of assets to repay obligations or reduce available borrowings;

•	reduced availability under the Credit Facility;

•	accelerated maturity for the lease arrangement to the same date as our Credit Facility and various other items.

      We believe we will be able to comply with the amended covenants throughout 2003 and the availability under our Credit Facility, if required, is expected to be adequate to supplement any liquidity needs in 2003.

      We conduct business with third parties and have accounts and notes receivable due from third parties who could be financially impacted by the expiration of the Medicare add-on payments. We currently believe that an adequate provision has been made for the possibility of these receivables becoming uncollectible and we continually monitor and adjust these allowances as necessary.

      In 2002, we completed a full evaluation of our nursing home portfolio, which included the identification of facilities that account for a disproportionate share of projected patient care liability costs. As a result of this evaluation, we expect to divest a significant portion of our current nursing home capacity over the next two years. This process represents a significant acceleration of our strategy to strengthen the nursing home portfolio. Over the next three years, we also will be implementing initiatives to improve our fundamental business processes and plan to reduce costs by approximately $40.0 million throughout the organization. We can give no assurance that we will be able to execute the divestiture strategy in a timely manner at fair values or that we will be able to reduce costs to achieve our stated objective within the time period projected.

      We currently anticipate that cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of approximately $41.5 million, to make operating lease and other contractual payments of approximately $107.0 million, to make normal recurring capital additions and improvements of approximately $50.0 million, to make selective acquisitions and to meet working capital requirements for the year ending December 31, 2003. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

Obligations and Commitments

      A summary of our long-term contractual obligations and commitments in future years as of December 31, 2002 is shown below (in thousands):

		Payments Due by Period

	Total	2003	2004-2005	2006-2007	After 2007

Contractual obligations:
Long-term debt	$621,025	$40,611	$55,466	$216,904	$308,044
Capital lease obligations	9,152	852	1,449	700	6,151
Operating leases	205,984	51,631	79,741	33,084	41,528
Off-balance sheet lease arrangement	69,456	35,000	34,456	—	—
Other long-term obligations	73,891	18,125	36,250	19,516	—
Data processing agreement	9,470	2,196	4,392	2,882	—

Total contractual cash obligations	$988,978	$148,415	$211,754	$273,086	$355,723

	Total	Amount of Commitment Expiration Per Period
	Amounts
	Committed	2003	2004-2005	2006-2007	After 2007

Other commercial commitments:
Letters of credit	$25,944	$16,744	$9,200	$—	$—
Guarantees	31,528	9,018	8,450	7,365	6,695
Other commercial commitments	1,500	1,500	—	—	—

Total commercial commitments	$58,972	$27,262	$17,650	$7,365	$6,695

      These obligations and commitments do not include $70.0 million of Medium-Term Notes due March 2005 which are off-balance sheet obligations of BFC. (See Item 8 — Note 1.)

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

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002	2001

	(Dollars In Thousands)
Total long-term debt:
Fixed rate	$37,893	$33,381	$21,325	$195,404	$21,541	$313,258	$622,802	$578,282	$734,602
Average interest rate	7.98%	7.11%	8.01%	8.88%	7.73%	9.06%
Variable rate	$3,570	$1,926	$283	$312	$347	$937	$7,375	$7,375	$25,491
Average interest rate	3.85%	3.92%	4.92%	4.88%	4.85%	5.29%
Total notes receivable:
Fixed rate	$16,018	$198	$60	$45	$15,987	$1	$32,309	$24,548	$21,660
Average interest rate	9.32%	8.01%	5.83%	8.30%	12.81%	8.30%
Variable rate	$35	$37	$39	$41	$43	$254	$449	$449	$1,050
Average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Off-balance sheet obligations:
Variable rate	$35,000	$104,456	$—	$—	$—	$—	$139,456	$139,456	$182,357
Average interest rate	5.43%	3.20%	—	—	—	—

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Beverly Enterprises, Inc.

      We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

-s- ERNST & YOUNG LLP

Little Rock, Arkansas

February 19, 2003, except for Notes 8 and 9
as to which the date is February 28, 2003

BEVERLY ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,

	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$115,445	$89,343
Accounts receivable — patient, less allowance for doubtful accounts:
2002 — $43,189; 2001 — $51,400	169,100	242,865
Accounts receivable — nonpatient, less allowance for doubtful accounts:
2002 — $1,347; 2001 — $908	6,799	12,914
Notes receivable, less allowance for doubtful notes:
2002 — $6,038; 2001 — $714	10,388	18,662
Operating supplies	13,980	25,701
Assets held for sale	36,418	120,843
Prepaid expenses and other	23,577	13,720

Total current assets	375,707	524,048
Property and equipment, net	789,283	873,585
Other assets:
Goodwill, net	63,377	144,884
Other, less allowance for doubtful accounts and notes:
2002 — $1,853; 2001 — $4,393	121,528	138,553

Total other assets	184,905	283,437

	$1,349,895	$1,681,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$65,546	$93,728
Accrued wages and related liabilities	98,206	109,295
Accrued interest	12,783	14,708
General and professional liabilities	77,025	51,784
Federal government settlement obligations	11,915	45,891
Liabilities held for sale	3,239	—
Other accrued liabilities	107,241	112,609
Current portion of long-term debt	41,463	64,231

Total current liabilities	417,418	492,246
Long-term debt	588,714	677,442
Other liabilities and deferred items	190,291	214,885
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued:
2002 — 113,249,341; 2001 — 112,813,303	11,325	11,281
Additional paid-in capital	891,782	887,668
Accumulated deficit	(641,293)	(495,203)
Accumulated other comprehensive income	517	2,029
Treasury stock, at cost:
2002 — 8,391,546 shares; 2001 — 8,515,758 shares	(108,859)	(109,278)

Total stockholders’ equity	153,472	296,497

	$1,349,895	$1,681,070

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Net operating revenues	$2,419,923	$2,599,963	$2,523,265
Interest income	4,748	2,982	2,522

Total revenues	2,424,671	2,602,945	2,525,787
Costs and expenses:
Operating and administrative:
Wages and related	1,433,413	1,562,324	1,523,316
Provision for insurance and related items	125,341	101,418	120,893
Other	645,460	683,614	716,400
Interest	66,824	79,342	79,944
Depreciation and amortization	81,124	81,208	87,778
Florida insurance reserve adjustment	22,179	—	—
California investigation settlement and related costs	6,300	—	—
Special charges and adjustments related to settlements with the federal government	(9,441)	77,495	—
Asset impairments, workforce reductions and other unusual items	79,506	197,389	17,249

Total costs and expenses	2,450,706	2,782,790	2,545,580

Loss before provision for (benefit from) income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	(26,035)	(179,845)	(19,793)
Provision for (benefit from) income taxes	6,085	57,574	(4,636)

Loss before discontinued operations and cumulative effect of change in accounting for goodwill	(32,120)	(237,419)	(15,157)
Discontinued operations, net of income taxes (benefit): 2002 — $0; 2001 — $3,814; 2000 — $(17,626)	(36,799)	(63,853)	(39,345)
Cumulative effect of change in accounting for goodwill, net of income taxes of $0	(77,171)	—	—

Net loss	$(146,090)	$(301,272)	$(54,502)

Basic and diluted loss per share of common stock:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$(0.31)	$(2.28)	$(0.15)
Discontinued operations, net of income taxes (benefit)	(0.35)	(0.61)	(0.38)
Cumulative effect of change in accounting for goodwill, net of income taxes	(0.74)	—	—

Net loss per share of common stock	$(1.39)	$(2.90)	$(0.53)

Shares used to compute net loss per share	104,726	104,037	102,452

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive	Treasury
	stock	capital	deficit	income (loss)	stock	Total

Balances at January 1, 2000	$11,038	$875,637	$(139,429)	$1,061	$(107,183)	$641,124
Employee stock transactions related to 2,436,442 shares of common stock, net	244	1,344	—	—	—	1,588
Purchase of 1,174,500 shares of common stock for treasury	—	—	—	—	(3,874)	(3,874)
Comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes of $257	—	—	—	383	—	383
Unrealized losses on securities, net of income tax benefit of $177	—	—	—	(263)	—	(263)
Gains reclassified into earnings from other comprehensive income, net of income tax benefit of $311	—	—	—	(463)	—	(463)
Net loss	—	—	(54,502)	—	—	(54,502)

Total comprehensive loss						(54,845)

Balances at December 31, 2000	11,282	876,981	(193,931)	718	(111,057)	583,993
Employee stock transactions related to 5,495 shares of common stock, net	(1)	8,456	—	—	—	8,455
Reissuance of 545,542 shares of common stock from treasury	—	2,231	—	—	1,779	4,010
Comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit of $222	—	—	—	(330)	—	(330)
Unrealized gains on securities, net of income taxes of $1,104	—	—	—	1,641	—	1,641
Net loss	—	—	(301,272)	—	—	(301,272)

Total comprehensive loss						(299,961)

Balances at December 31, 2001	11,281	887,668	(495,203)	2,029	(109,278)	296,497
Employee stock transactions related to 436,038 shares of common stock, net	44	3,680	—	—	—	3,724
Reissuance of 124,212 shares of common stock from treasury	—	434	—	—	419	853
Comprehensive loss:
Unrealized losses on securities, net of income taxes of $0	—	—	—	(1,464)	—	(1,464)
Foreign currency translation adjustments, net of income taxes of $0	—	—	—	(48)	—	(48)
Net loss	—	—	(146,090)	—	—	(146,090)

Total comprehensive loss						(147,602)

Balances at December 31, 2002	$11,325	$891,782	$(641,293)	$517	$(108,859)	$153,472

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(146,090)	$(301,272)	$(54,502)
Adjustments to reconcile net loss to net cash provided by operating activities, including discontinued operations:
Depreciation and amortization	88,943	93,001	100,061
Provision for reserves on patient, notes and other receivables, net	55,570	44,251	72,481
Amortization of deferred financing costs	3,096	4,051	2,571
Florida insurance reserve adjustment	22,179	—	—
California investigation settlement and related costs	6,300	—	—
Special charges and adjustments related to settlements with the federal government	(9,441)	77,495	—
Asset impairments, workforce reductions and other unusual items	85,773	238,102	43,033
Cumulative effect of change in accounting for goodwill	77,171	—	—
Gains on dispositions of facilities and other assets, net	(1,855)	(568)	(2,013)
Deferred income taxes	—	54,901	(26,262)
Insurance related accounts	8,411	11,830	38,376
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable — patient	7,896	(3,523)	(78,608)
Operating supplies	3,081	567	2,367
Prepaid expenses and other receivables	988	728	(3,188)
Accounts payable and other accrued liabilities	(85,335)	8,846	(47,144)
Income taxes payable	9,790	188	1,348
Other, net	(9,844)	(7,700)	(11,510)

Total adjustments	262,723	522,169	91,512

Net cash provided by operating activities	116,633	220,897	37,010
Cash flows from investing activities:
Capital expenditures	(100,103)	(89,401)	(76,027)
Proceeds from dispositions of facilities and other assets	169,471	20,795	24,335
Payments for acquisitions, net of cash acquired	—	(4,024)	(3,797)
Collections on notes receivable	1,616	238	17,804
Proceeds from (payments for) designated funds, net	(260)	(8,950)	503
Other, net	(8,389)	(5,312)	(4,555)

Net cash provided by (used for) investing activities	62,335	(86,654)	(41,737)
Cash flows from financing activities:
Revolver borrowings	—	442,000	1,508,000
Repayments of Revolver borrowings	—	(606,000)	(1,458,000)
Proceeds from issuance of long-term debt	5,000	205,248	—
Repayments of long-term debt	(116,496)	(106,150)	(39,217)
Repayments of off-balance sheet financing	(42,901)	—	—
Purchase of common stock for treasury	—	—	(3,874)
Proceeds from exercise of stock options	1,699	3,648	81
Deferred financing costs	(168)	(9,554)	(1,007)

Net cash provided by (used for) financing activities	(152,866)	(70,808)	5,983

Net increase in cash and cash equivalents	26,102	63,435	1,256
Cash and cash equivalents at beginning of year	89,343	25,908	24,652

Cash and cash equivalents at end of year	$115,445	$89,343	$25,908

Supplemental schedule of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$65,658	$76,358	$75,839
Income tax payments (refunds), net	(3,705)	6,299	2,652

See accompanying notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies

Basis of Presentation

      References herein to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries.

      On December 31, 2002, we operated 452 nursing facilities, 29 assisted living centers, 151 outpatient clinics and 49 hospice and home care centers in 32 states and the District of Columbia. Our operations also include rehabilitation therapy services. Our consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

      Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements that affect:

•	the reported amounts of assets and liabilities at the date of the financial statements; and

•	the reported amounts of revenues and expenses during the reporting period.

      They also require management to make estimates and assumptions regarding contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less.

Property and Equipment

      Property and equipment is stated at the lower of carrying value or fair value, or where appropriate, the present value of the related capital lease obligations less accumulated amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

Intangible Assets

      Goodwill ($87.9 million and $197.1 million at December 31, 2002 and 2001, respectively, net of accumulated amortization of $24.5 million and $52.2 million, respectively) and other indefinite lived intangible assets ($11.4 million and $11.1 million at December 31, 2002 and 2001 respectively, net of accumulated amortization of $5.4 million and $5.6 million, respectively) are stated at the lower of carrying value or fair value. In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets(“SFAS No. 142”) was issued, which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. With respect to our goodwill and intangible assets, SFAS No. 142 was effective for us beginning January 1, 2002.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

1.	Summary of Significant Accounting Policies — (Continued)

      Following is a summary of adjusted operating results reflecting the effects of adopting SFAS No. 142, net of income taxes, for the periods ended December 31 (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Reported net loss	$(146,090)	$(301,272)	$(54,502)
Add back:
Goodwill amortization	—	3,917	4,465
Operating rights amortization	—	252	268

Adjusted net loss	$(146,090)	$(297,103)	$(49,769)

	Years Ended December 31,

	2002	2001	2000

Reported diluted net loss per share	$(1.39)	$(2.90)	$(0.53)
Add back:
Goodwill amortization	—	0.04	0.04
Operating rights amortization	—	—	—

Adjusted diluted net loss per share	$(1.39)	$(2.86)	$(0.49)

      In accordance with this standard, we performed the initial screening for potential impairments of our indefinite lived intangible assets by reporting unit as of January 1, 2002. We determined the estimated fair values of each reporting unit using discounted cash flow analyses, along with independent source data related to recent transactions. Based on this determination, we identified potential goodwill impairments at our Matrix and Home Care Services — Care Focus reporting units.

      We engaged a qualified independent valuation group to determine the estimated fair values of each of these reporting units. Their valuation analysis was completed in the fourth quarter of 2002, and led to the recording of a cumulative effect of a change in accounting for goodwill of $77.2 million as of January 1, 2002, including $70.6 million for Matrix and $6.6 million for Care Focus. In accordance with SFAS No. 142, we test goodwill for impairment on an annual basis as of October 1 for each of our reporting units. We also test goodwill for impairment, between annual tests, if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the October 1, 2002 analysis, no additional impairment of goodwill or other indefinite lived intangibles was identified.

      Following is a summary of our finite lived intangible assets and related accumulated amortization, by major classification, which are included in “Other assets” at December 31 (in thousands):

			Accumulated
	Cost Basis		Amortization		Carrying Value

	2002	2001	2002	2001	2002	2001

Operating rights and licenses	$2,161	$4,440	$114	$2,003	$2,047	$2,437
Leasehold interests	2,134	3,900	2,053	3,747	81	153

Total	$4,295	$8,340	$2,167	$5,750	$2,128	$2,590

      The weighted-average amortization period for these intangibles is approximately 18 years, including 20 years for operating rights and licenses and 16 years for leasehold interests. Amortization expense related to

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

1.	Summary of Significant Accounting Policies — (Continued)

these intangibles for the years ended December 31, 2002, 2001 and 2000 was $300,000, $400,000 and $800,000, respectively. Our estimated aggregate annual amortization expense for these intangibles for each of the next five years is approximately $100,000.

      On an ongoing basis, we review the carrying value of our finite lived intangibles in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted and make any necessary adjustments. As of December 31, 2002, we do not believe there are any indications that the carrying values, or the useful lives, of these assets need to be adjusted. We have no residual values assigned to our finite lived intangible assets.

Impairment of Long-Lived Assets

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite lived intangibles) and for long-lived assets to be disposed of. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”) and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 in 2002. Similar to SFAS No. 121, SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount. In accordance with SFAS No. 144, we assess the need for an impairment write-down when such indicators of impairment are present. (See Note 4.)

Discontinued Operations

      SFAS No. 144 also addresses the accounting for and disclosure of long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets certain criteria set forth in the Statement, including a commitment by the Company to a plan to sell the long-lived asset (disposal group) within one-year:

•	the long-lived asset (disposal group) will be measured at the lower of its carrying value or fair value less costs to sell and classified as held for sale on the consolidated balance sheet; and

•	the related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the consolidated statement of operations, with all comparable periods restated.

      At December 31, 2002, Matrix and MK Medical met the criteria set forth in SFAS No. 144 to be classified as held for sale. (See Note 5.)

Transfers of Financial Assets

      The Company has an agreement to sell, on an ongoing basis, certain of its patient accounts receivable through a revolving sales structure and retains servicing responsibilities for the transferred receivables. The Company accounts for the transfers of receivables as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguish-

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies — (Continued)

ments of Liabilities (“SFAS No. 140”). Accordingly, the related patient accounts receivable are not included in the consolidated balance sheets.

      During 2002, 2001 and 2000 the Company, through its wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc. (“BHRS”), sold on a revolving basis certain Medicaid and Veterans Administration (“VA”) patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity (“QSPE”), Beverly Funding Corporation (“BFC”) at a discount of 1%. These daily transactions constitute true sales of receivables for which BFC bears the risk of collection.

      Activities related to the revolving sales structure with BFC were as follows for the years ended December 31 (in thousands):

	2002	2001	2000

New receivables sold	$867,772	$801,707	$810,163
Cash collections remitted	857,731	818,168	794,953
Fees received for servicing	2,119	2,085	2,233
Loss on the sale of receivables	8,678	8,017	8,102

      BHRS provides invoicing and collection services related to the receivables for a market-based servicing fee. BHRS recognizes a loss for the 1% discount at the time of sale which is included in “Other operating and administrative costs and expenses” and in “Net cash provided by operating activities” in our consolidated financial statements. The loss on sale and the servicing fee revenue are not considered material to the Company’s operating results or cash flows.

      At December 31, 2002 and 2001, the Company had an investment in BFC of approximately $31.0 million and $33.0 million, respectively, which approximated the excess level of receivables held by BFC to over collateralize $70.0 million of Medium-Term Notes (the “Medium-Term Notes”). The investment is included in “Other assets” in the consolidated balance sheet and is subject to periodic collectibility review. The primary factor in the collectibility review is the determination of the net realizable value of the excess collateral. The net realizable value is determined through a collectibility analysis of the receivables purchased and held by BFC. This collectibility analysis considers historical collection experience and is adjusted according to the aging of the receivables. The carrying value of the asset is adjusted downward when the analysis indicates that it will not be recovered.

      BFC has $70.0 million of Medium-Term Notes, which are collateralized by outstanding Medicaid and VA patient accounts receivable purchased from BHRS. BFC is required to maintain receivables in excess of the outstanding balance of the Medium-Term Notes, based on a calculated formula in the Master Sale and Servicing Agreement. Based on ongoing reviews of BFC’s operations, the Company believes that BFC meets the criteria set forth in SFAS No. 140, and related interpretive guidance, to be a QSPE. Therefore, the assets and liabilities of BFC are not consolidated with Beverly Enterprises, Inc. At December 31, 2002, BFC had total assets of approximately $102.7 million, pledged as collateral for the Medium-Term Notes. The assets of BFC cannot be used to satisfy claims of the Company or any of its subsidiaries. The Medium-Term Notes currently mature in March 2005; however, according to the provisions of the notes, principal payments on these obligations, calculated based on quarterly collections of the underlying receivables, begin in the second quarter of 2004. Based on current collection trends, it is expected that these obligations will be paid off by the third quarter of 2004.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

1.	Summary of Significant Accounting Policies — (Continued)

Insurance

      General and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. In addition, insurance coverage for patient care liability and certain other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage. There exists a risk that any of these insurance companies may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations.

      We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care and related services provided to date. These provisions are based primarily upon the results of independent actuarial valuations, prepared by actuaries with long-term care industry experience. These independent valuations are formally prepared twice a year using the most recent trends of claims, settlements and other relevant data. In addition to the actuarial estimate of claim payments, our provision for insurance includes accruals for insurance premiums for the coverage period and our estimate of any experience adjustments to premiums.

      Based on the results of the mid-year actuarial study completed in mid-July of 2002, performed by our independent actuaries, we recorded a pre-tax charge of $43.3 million related to an increase in our reserves for prior policy year patient care liability costs, including $22.2 million attributable to our previously operated Florida facilities. We completed the sale of our Florida facilities in January 2002; however, we are liable for patient care liability claims and other costs for those facilities through the date of sale, subject to insurance.

      We insure certain of our auto liability, general liability, professional liability and workers’ compensation risks through various types of loss sensitive insurance policies with affiliated and unaffiliated insurance companies, some of which are subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd., a wholly owned subsidiary of the Company. For our general and professional liabilities, we are typically responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits for certain policy years. The liabilities for incurred losses retained by Beverly and not covered by insurance are estimated by the independent actuaries and are discounted on our financial statements at 10% to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge of approximately $1.4 million for the year ended December 31, 2002. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows at December 31 (in thousands):

	2002	2001

Accrued wages and related liabilities	$2,574	$1,996
General and professional liabilities	77,025	51,784
Other liabilities and deferred items	94,414	119,910

	$174,013	$173,690

      On an undiscounted basis, the total retained liabilities as of December 31, 2002 and 2001 were approximately $208.0 million and $203.8 million, respectively. As of December 31, 2002, approximately

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

1.	Summary of Significant Accounting Policies — (Continued)

$2.8 million in funds (the “Beverly Indemnity funds”) are restricted for the payment of insured claims. In addition, we anticipate that approximately $20.5 million of our existing cash at December 31, 2002, while not legally restricted, will be utilized primarily to fund certain workers’ compensation, general and professional liability claims and expenses. We do not expect to use this cash for other purposes.

Stock-Based Awards

      On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”) to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements and allows companies to continue to use the intrinsic value method of APB 25. SFAS No. 148 is effective for us as of December 31, 2002.

      We continue to use the intrinsic value method to account for our stock options. Accordingly, we do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant. However, we recognize compensation expense for our restricted stock grants at the fair market value of our Common Stock on the date of grant over the respective vesting periods on a straight-line basis. See Note 10 for the pro forma effects on our reported net loss and diluted net loss per share if we recognized compensation expense on all stock-based awards and other disclosures as required by SFAS No. 148.

Revenues

      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our net operating revenues is derived from federal and state medical assistance programs. Approximately 50% and 44% of our net patient accounts receivable at December 31, 2002 and 2001, respectively, are due from such programs. We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. See Note 3 for a discussion of a settlement with the federal government related to Medicare cost reimbursement issues and Note 9 for the estimated potential overpayment from government programs resulting from an internal investigation of our home medical equipment unit. Excluding these items, changes in estimates related to third party receivables resulted in an increase in net operating revenues of approximately $1.7 million and $8.1 million for the years ended December 31, 2002 and 2000, respectively, and a decrease in net operating revenues of approximately $2.0 million for the year ended December 31, 2001.

      Compliance with laws and regulations governing the Medicare and Medicaid programs is subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies — (Continued)

possible exclusion from the Medicare and Medicaid programs. In addition, under the Medicare program, if the federal government makes a formal demand for reimbursement, even related to contested items, payment must be made for those items before the provider is given an opportunity to appeal and resolve the issue.

Receivables and Concentration of Credit Risk

      We have significant accounts and notes receivable whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicare and Medicaid. These receivables represent our only concentration of credit risk. We do not believe there are significant credit risks associated with these governmental programs. We believe that an adequate provision, based on historical experience, has been made for the possibility of a portion of these and other receivables becoming uncollectible and continually monitor and adjust these allowances as necessary. In establishing our estimate of uncollectible accounts and notes, we consider our historical collection experience, the aging of the account and the payor classification. Private pay accounts usually represent our highest collectibility risk. Certain interest-bearing notes receivable are placed on a nonaccrual basis when uncertainty arises as to the collectibility of principal or interest. Notes receivable of $9.5 million and $5.6 million at December 31, 2002 and 2001, respectively, were on a nonaccrual basis and specific collectibility allowances of $6.9 million and $4.3 million, respectively, have been recorded on these nonaccrual notes.

Income Taxes

      We follow the liability method in accounting for income taxes. The liability method requires deferred tax assets and liabilities to be recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Due to the uncertainty of generating future income necessary to realize certain deferred tax benefits, primarily relating to net operating loss carryforwards, we have established a full valuation allowance on our net deferred tax assets. (See Note 11.)

Comprehensive Income (Loss)

      Comprehensive income (loss) includes charges and credits to stockholders’ equity not included in net loss. Accumulated other comprehensive income, net of income taxes, primarily consists of net unrealized gains on available-for-sale securities of $512,000 and $2.0 million at December 31, 2002 and 2001, respectively.

      During the year ended December 31, 2000, we transferred one of our securities from the available-for-sale category to the trading category. As a result of such transfer, we reversed $500,000 of unrealized gains, net of income taxes, and recognized a pre-tax gain of $1.5 million in 2000. During 2001, this security was sold and we recognized an additional pre-tax gain of $300,000. These gains were included in net operating revenues.

New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”), sometimes known as a special purpose entity, to be consolidated by a company when that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 is effective on July 1, 2003 as it relates to VIEs created prior to February 1, 2003. Based on our initial evaluation of FIN 46, it is possible that the special purpose entity lessor in the lease arrangement may need to be consolidated with the Company beginning in the third quarter of 2003. We are continuing to evaluate the consolidation and transition rules under FIN 46, however if the special purpose entity lessor needs to be consolidated, the leased

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies — (Continued)

assets will be consolidated at their depreciated cost and recorded as capital leased assets, with the difference between the historical and the depreciated cost on the date of consolidation being recorded as the cumulative effect of an accounting change. The remaining obligation as of July 1, 2003 ($69.5 million as of December 31, 2002 and expected to be $52.7 million as of July 1, 2003) would be recorded as a capital lease obligation on the Company’s consolidated balance sheet. The assets would be depreciated and payments on the obligations would be recorded as interest expense until the obligations are satisfied. FIN 46 is not expected to impact our accounting treatment of BFC. (See Transfers of Financial Assets, herein.)

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value when a transaction is consummated. This differs from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 applies to guarantee contracts having financial guarantees, performance guarantees, indemnification or indirect guarantees of the indebtedness of others. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. We have complied with the new disclosure requirements, which are effective for us as of December 31, 2002. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are continuing our review of the implications of FIN 45, which may impact our accounting for future dispositions.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value when the liability is incurred rather than when an entity commits to an exit plan. Depending on the terms of the exit or disposal, under SFAS No. 146, severance pay could be recognized over time or up front. Also, SFAS No. 146 requires that a liability be recognized, measured at its fair value, when an entity ceases operation at a location covered under a pre-existing contract, such as a lease. Fair value in this case would represent the present value of the future payment obligations net of assumed receipts, such as sublease income, at current market value. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. Many of the provisions of SFAS No. 146 affect only the timing of when a liability is recorded and not the amount of the liability. Therefore, we do not expect there will be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS No. 146.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). This Statement eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends certain other existing accounting pronouncements. The provisions of this Statement are effective for the Company beginning with the first quarter of 2003 and require restatement of prior year debt extinguishment-related extraordinary items.

Other

      Certain prior year amounts have been reclassified to conform with the 2002 financial statement presentation. Assets held for sale are reported based on their status as of the balance sheet date. Certain per share amounts will not add due to rounding.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

2. California Investigation Settlement and Related Costs

      On August 1, 2002, the Company and the State of California reached an agreement on the settlement of an investigation by the Attorney General’s office and the District Attorney of Santa Barbara County of patient care issues in several California nursing facilities. In accordance with the terms of the settlement agreement, Beverly Enterprises — California, Inc. entered a plea of nolo contendere to two felony charges under California’s Elder Abuse statute and paid a fine of $54,000 related to the plea. In addition, Beverly Enterprises — California, Inc. reimbursed the Attorney General and the Santa Barbara County District Attorney $533,000 for the costs of their investigations and will pay a $2.0 million civil penalty in four equal, quarterly installments of $500,000, which began in the third quarter of 2002.

      A Permanent Injunction (“Permanent Injunction”) was entered requiring nursing facilities in California, operated by subsidiaries of the Company, to comply with all applicable laws and regulations and conduct certain training and education programs. The Company recorded a pre-tax charge against earnings of $6.3 million during the second quarter of 2002 to reflect the terms of the settlement and related costs, and we expect to incur additional annual costs for implementation of the Permanent Injunction.

      Certain revisions were made to our Corporate Integrity Agreement (“CIA”) in conjunction with the Permanent Injunction requiring:

•	additional training for clinical associates, contractors and agents who perform services in our California nursing facilities; and

•	hiring an independent quality monitor to assess the effectiveness, reliability and thoroughness of our quality care systems and our response to quality of care issues in our nursing facilities in California, Arizona, Hawaii and Washington.

3.	Special Charges and Adjustments Related to Settlements with the Federal Government

      Effective October 15, 2002, we entered into a settlement agreement with CMS (the “Settlement Agreement”), which resolved certain reimbursement issues relating to: (1) costs of services provided to Medicare patients during 1996 through 1998 under the federal government’s former cost-reimbursement system; (2) co-payments due from Medicare beneficiaries, who were also eligible for Medicaid, for the years 1996 through 2000; and (3) all outstanding issues from the Allocation Investigations (see Note 9). Under the terms of the Settlement Agreement, we paid CMS $35.0 million in November 2002.

      Because the issues related to this matter arose prior to December 31, 2001 and an offer to settle was made prior to releasing our 2001 consolidated financial statements, we reflected a pre-tax charge related to this matter of $77.5 million in our 2001 results of operations, including:

•	$35.0 million related to an estimated cash payment to CMS, which was made in November 2002;

•	$81.5 million related to the write-off of Medicare cost report receivables for 1996 through 1998 and co-payment issues for 1999 and 2000; and

•	partially offset by $39.0 million in reserves established in conjunction with the 2000 investigation settlements as discussed below.

      On February 3, 2000, we entered into a series of separate agreements with the U.S. Department of Justice and the Office of Inspector General of the Department of Health and Human Services. These agreements settled the Allocation Investigations. In anticipation of settlement, we recorded special pre-tax charges of approximately $202.4 million during the year ended December 31, 1999.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

3.	Special Charges and Adjustment Related to Settlements with the Federal Government — (Continued)

      In connection with the final settlement with CMS in 2002, we were able to revise the amount of legal fees and other costs we originally expected to incur in conjunction with these settlements. Accordingly, legal and related fees accrued for these matters in prior years were reduced by $9.4 million during 2002.

      The remaining obligations and reserves related to these matters are included in the consolidated balance sheet captions as follows at December 31 (in thousands):

	2002	2001

Federal government settlement obligations	$11,915	$10,891
Other accrued liabilities	—	8,267
Other liabilities and deferred items	61,976	73,968

	$73,891	$93,126

4. Asset Impairments, Workforce Reductions and Other Unusual Items

      During 2002, we recorded pre-tax charges totaling approximately $79.5 million, including $71.6 million for asset impairments and $7.9 million for workforce reductions. The asset impairment charges of $71.6 million consist of the following:

•	$74.6 million write-down of property and equipment on certain nursing facilities whose book value exceeded estimated fair value when tested for impairment. This impairment was determined in accordance with SFAS No. 144. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2002; and

•	$3.0 million adjustment to asset impairment charges recorded in 2001, primarily resulting from the sale of previously impaired assets at prices above the carrying value.

      The October 1, 2002 elimination of certain funding under the Medicare program affected the cash flows, and therefore the fair values, of each of our nursing facilities. This event led to an impairment assessment on each of our nursing facilities, including:

•	estimating the undiscounted cash flows to be generated by each of the facilities over the remaining life of the primary asset; and

•	reducing the carrying value of the asset to the estimated fair value when the total estimated undiscounted future cash flows was less than the current book value of the long-lived assets (excluding goodwill and other indefinite lived intangible assets).

      In estimating the undiscounted cash flows for the 2002 impairment assessment, we primarily used our internally prepared budgets and forecast information, with certain probability adjustments, including, but not limited to, the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. In order to estimate the fair values of the nursing facilities, we used a discounted cash flow approach, supplemented by public resource information on valuations of nursing facility sales transactions, by region of the country. Where the estimated undiscounted cash flows were negative, we estimated the fair values based on discounted public resource information, sales values or estimated salvage value. A substantial change in the estimated future cash flows for these facilities could materially change the estimated fair values of these assets, possibly resulting in an additional impairment.

      During 2002, we recorded pre-tax charges of $7.9 million for workforce reductions, including a charge of approximately $8.5 million for 133 associates who were notified in 2002 that their positions would be

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

4.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

eliminated, net of a $600,000 reversal of workforce reduction charges recorded in 2001 which were no longer needed. The $8.5 million pre-tax charges included the following:

•	$8.0 million of cash expenses, approximately $4.1 million of which was paid during the year ended December 31, 2002; and

•	non-cash expenses of $500,000 related to the issuance of 124,212 shares under our Stock Grant Plan.

      The following table summarizes activity in our estimated workforce reduction and exit costs for the years ended December 31 (in thousands):

	2002		2001		2000

	Workforce		Workforce	Exit	Workforce	Exit
	Reductions	Exit Costs	Reductions	Costs	Reductions	Costs

Balance beginning of year	$7,631	$15,030	$4,151	$5,208	$5,165	$7,915
Charged to operations	8,454	2,633	23,118	18,165	5,904	3,000
Cash payments	(9,074)	(10,313)	(15,448)	(8,343)	(6,918)	(3,207)
Stock transactions	(1,008)	—	(4,158)	—	—	—
Reversals	(585)	(2,359)	(32)	—	—	(2,500)

Balance end of year	$5,418	$4,991	$7,631	$15,030	$4,151	$5,208

      During 2001, we recorded pre-tax charges totaling approximately $197.4 million, primarily including $171.1 million for asset impairments and exit costs and $24.2 million for workforce reductions and related costs. The asset impairment and exit costs primarily related to:

•	$75.1 million write-down of Florida facilities and $55.1 million of Florida exit and other costs, as discussed below. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-down of goodwill of $15.4 million, property, equipment and other intangible assets of $1.0 million and recording of closing and other costs of $2.8 million on under-performing Home Care businesses. These assets were included in the total assets of the Home Care operating segment as of December 31, 2001;

•	write-down of property and equipment of $10.0 million, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities. These assets were included in the total assets of the Nursing Facilities operating segment as of December 31, 2001;

•	write-off of abandoned projects and investments totaling $7.8 million; and

•	$3.3 million related to the termination of a lease in Indiana, including the write-off of net book value of the related assets.

      The asset impairment analyses on our under-performing units and facilities in 2001 included:

•	estimating the undiscounted cash flows to be generated by each unit or facility, primarily over the weighted average remaining life of the assets; and

•	reducing the carrying value of the assets to the estimated fair value when the total undiscounted cash flows was less than the current book value of the unit or facility.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

4.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

      In order to estimate the fair values of the unit, facility or property for the 2001 impairment assessment, we used a discounted cash flow approach. For the nursing facilities, we discounted the estimated future cash flows over the remaining life of the primary asset. For the Home Care businesses that lacked significant property investments, we discounted the next 10 years of expected cash flows. Cash flows for all lines of business were estimated using historical results, without an inflation factor, and adjusted for known trends. Those cash flows were discounted at our weighted average cost of capital. A one percent change in the discount rate would not have a material impact on the impairment calculations. Where the cash flows were negative, we estimated the fair values based on our knowledge of recent or pending sales of comparable businesses.

      During 2001, a formal plan was initiated by management to pursue the sale of our nursing home operations in Florida, which included 49 nursing facilities and four assisted living centers (the “Florida facilities”). The plan included the pursuit of the sale of one additional nursing facility in Florida and certain other assets which would be sold in separate transactions. The decision to sell these properties was made primarily due to the excessive patient care liability costs that we had been incurring in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations were considered assets held for sale. Management estimated the fair value less selling costs of such assets and took pre-tax charges in 2001 totaling $75.1 million to write-down the Florida assets. Effective December 1, 2001, we entered into a lease agreement on the Florida facilities with Florida Health Care Properties and we closed the real estate sale in January 2002 with no further gain or loss.

      In conjunction with the sale of our Florida facilities, we also recorded pre-tax charges totaling $55.1 million for certain exit and other costs. These costs related to severance agreements, termination payments on certain contracts and various other items. At December 31, 2001, the Florida assets held for sale totaled approximately $120.8 million and were classified as current assets in the 2001 consolidated balance sheet.

      Annualized revenues for the Florida facilities were approximately $288.0 million. During the year ended December 31, 2001, our Florida nursing home operations recorded pre-tax income of approximately $600,000. This amount did not include certain costs which were recorded at the parent company level and were not fully allocated to the individual subsidiaries or facilities. We did not record depreciation and amortization expense on the Florida assets during the period these assets were held for sale, since these assets were adjusted to their estimated net realizable value. The amount of depreciation and amortization expense that we did not have to record during the year ended December 31, 2001 on the Florida assets was approximately $6.8 million.

      In January 2001, we implemented a new three-year strategic plan and operationally reorganized our business. As a result of this operational reorganization, we recorded pre-tax charges totaling approximately $24.2 million during 2001. Approximately $23.1 million of these pre-tax charges related to severance and other employment agreements for approximately 240 associates who were notified in 2001 that their positions would be eliminated, including:

•	$18.0 million of cash expenses, approximately $4.9 million and $11.3 million of which was paid during the years ended December 31, 2002 and 2001, respectively;

•	non-cash expenses of $4.5 million related to the issuance of shares under our Stock Grant Plan; and

•	non-cash expenses of $600,000 related to other long-term incentive agreements.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

4.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

      During 2000, we recorded pre-tax charges totaling approximately $17.2 million, primarily including $9.7 million for asset impairments and exit costs and $6.1 million for workforce reductions and related costs. The asset impairment charges and exit costs of $9.7 million primarily related to:

•	write-down of property and equipment of $5.1 million and recording of closing and other costs of $3.0 million related to six nursing facilities with an aggregate carrying value of approximately $6.0 million. We closed or terminated the leases on five of these facilities during 2001 and one facility in 2002. These assets generated pre-tax losses of approximately $2.4 million during the year ended December 31, 2000 and were included in the total assets of the Nursing Facilities operating segment;

•	write-off of abandoned projects totaling $2.1 million;

•	write-off of an investment in a physician practice management company of $2.0 million; and

•	reversal of $2.5 million of prior year exit costs.

      The workforce reduction charges of $6.1 million primarily related to severance agreements associated with seven executives. Approximately $2.2 million was paid during 2000, and the remainder was paid during the first quarter of 2001. Four of the executives were notified in late 2000 that their positions would be eliminated as part of a reorganization of our operating and support group functions. This reorganization was formally announced in the first quarter of 2001.

5.     Discontinued Operations

      During the fourth quarter of 2002, a formal plan was approved by our board of directors to pursue the sale of our Matrix segment and MK Medical business unit. The decision to sell these non-strategic assets was made primarily to allow us to further reduce our debt level and to reinvest in facilities, technology and other business opportunities consistent with our strategic objectives.

      In accordance with SFAS No. 144, the assets and liabilities of Matrix and the assets of MK Medical have been reclassified to the corresponding “held for sale” asset and liability line items in the accompanying consolidated balance sheet. The related asset carrying values were adjusted, if appropriate, to reflect the estimated fair values less costs to sell. The results of operations of Matrix and MK Medical for all periods presented, as well as the write-downs to estimated fair values less costs to sell and related exit costs in 2002, have been reported as discontinued operations in the accompanying consolidated statements of operations. In addition, we have included certain non-operational nursing facilities in assets held for sale in the accompanying consolidated balance sheets, which we expect to dispose of in 2003.

      A summary of the asset and liability line items from which the reclassifications have been made at December 31, 2002 (in thousands) is as follows:

		MK
	Matrix	Medical	Nursing	Total

Current assets	$13,711	$923	$—	$14,634
Property and equipment, net	6,588	1,183	6,696	14,467
Goodwill	3,713	—	—	3,713
Other assets	3,531	73	—	3,604

Total assets held for sale	$27,543	$2,179	$6,696	$36,418

Current liabilities held for sale	$3,239	$—	$—	$3,239

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

5.	Discontinued Operations — (Continued)

      During January 2003, we sold the outpatient rehabilitation clinic operations and the managed care network of Matrix for gross cash proceeds of $36.0 million. During February 2003, we sold one of the non-operational nursing facilities for $5.5 million, including cash and a $4.1 million note receivable. We expect to sell the remaining Matrix operations, MK Medical assets and the remaining non-operational nursing facilities during 2003.

      A summary of the discontinued operations of Matrix and MK Medical for the years ended December 31 (in thousands) follows:

	2002			2001			2000

	Matrix	MK Medical	Total	Matrix	MK Medical	Total	Matrix	MK Medical	Total

Net operating revenues(1)	$86,840	$(4,452)	$82,388	$90,694	$23,289	$113,983	$78,367	$29,429	$107,796

Operating income (loss)(1)	$1,078	$(31,610)	$(30,532)	$(8,652)	$(10,674)	$(19,326)	$(30,017)	$(1,170)	$(31,187)
Exit costs	(1,001)	(1,257)	(2,258)	—	—	—	—	—	—
Asset impairments	—	(1,250)	(1,250)	(32,482)	(8,231)	(40,713)	(25,784)	—	(25,784)
Workforce reductions and other unusual items(2)	230	(2,989)	(2,759)	—	—	—	—	—	—

Pre-tax income (loss)	$307	$(37,106)	(36,799)	$(41,134)	$(18,905)	(60,039)	$(55,801)	$(1,170)	(56,971)

Provision for (benefit from) income taxes			—			3,814			(17,626)

Discontinued operations, net of taxes			$(36,799)			$(63,853)			$(39,345)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. (See Note 9.)

(2)	Includes $1.0 million accrued for legal and related fees associated with the MK Medical estimated overpayment issue.

6. Acquisitions and Dispositions

      During the year ended December 31, 2002, we sold, closed or terminated the leases on 69 nursing facilities (8,132 beds), four assisted living centers (315 units), four home care centers, 10 outpatient clinics and certain other assets for cash proceeds of approximately $170.9 million and notes receivable of approximately $21.7 million. In December 2001, we leased to another operator 49 of the nursing facilities (6,129 beds) and the four assisted living centers, all of which were located in Florida. Excluding the Florida properties, which had been written down to net realizable value in 2001, we recognized pre-tax gains of $6.0 million, which were included in net operating revenues, pre-tax losses of $4.1 million, which were included in other operating expenses and $100,000 of losses included in discontinued operations during the year ended December 31, 2002, as a result of these disposal activities. The majority of these disposed assets were classified as held for sale at December 31, 2001 and, therefore, did not meet the criteria for classification as discontinued operations.

      During the year ended December 31, 2001, we acquired one nursing facility (185 beds), eight previously leased nursing facilities (903 beds) and certain other assets for cash of approximately $3.7 million, assumed debt of approximately $18.4 million, security deposits of $200,000 and incurred closing and other costs of approximately $300,000. These acquisitions were accounted for as purchases. Also during such period, we sold, closed or terminated the leases on 18 nursing facilities (1,768 beds), one assisted living center (12 units), three outpatient therapy clinics, one home care center and certain other assets for cash proceeds of

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

6.	Acquisitions and Dispositions — (Continued)

approximately $20.4 million and a note receivable of approximately $3.9 million. We did not operate three of the nursing facilities (355 beds) which had been leased to other nursing home operators. We recognized pre-tax gains of $4.8 million, which were included in net operating revenues, pre-tax losses of $4.0 million which were included in other operating expenses and $200,000 of losses included in discontinued operations during the year ended December 31, 2001, as a result of these dispositions. In addition, we terminated the lease on one nursing facility (223 beds) in Indiana and recorded a pre-tax charge of approximately $3.3 million which was included in the consolidated statement of operations caption “Asset impairments, workforce reductions and other unusual items.”

      During the year ended December 31, 2000, we acquired seven nursing facilities (1,210 beds), one previously leased nursing facility (105 beds) and certain other assets for cash of approximately $3.0 million, closing and other costs of approximately $2.4 million. The acquisitions of these facilities and other assets were accounted for as purchases. Also during 2000, we sold, closed or terminated the leases on 39 nursing facilities (4,263 beds) and certain other assets for cash proceeds of approximately $24.2 million and notes receivable of approximately $100,000. We did not operate five of these nursing facilities (409 beds), which were leased to other nursing home operators in prior year transactions. We recognized pre-tax gains of $8.9 million, which were included in net operating revenues, pre-tax losses of $5.5 million, which were included in other operating expenses and $1.4 million of losses included in discontinued operations during the year ended December 31, 2000 as a result of these dispositions.

      The operations of all of the facilities and other assets we acquired or disposed of in 2002, 2001 and 2000 were immaterial to our consolidated financial position and results of operations.

7.     Property and Equipment

      A summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 (in thousands) is as follows:

	Total		Owned		Leased

	2002	2001	2002	2001	2002	2001

Land, buildings and improvements	$1,153,084	$1,246,338	$1,138,054	$1,224,910	$15,030	$21,428
Furniture and equipment	301,604	340,113	298,244	335,452	3,360	4,661
Construction in progress	6,974	31,297	6,974	31,297	—	—

	1,461,662	1,617,748	1,443,272	1,591,659	18,390	26,089
Less accumulated depreciation and amortization	672,379	744,163	659,746	726,221	12,633	17,942

	$789,283	$873,585	$783,526	$865,438	$5,757	$8,147

      We record depreciation and amortization using the straight-line method over the following estimated useful lives: land improvements — 5 to 15 years; buildings — 35 to 40 years; building improvements — 5 to 20 years; leasehold improvements — 5 to 20 years; furniture and equipment — 5 to 15 years. Capital leased assets are amortized over the remaining initial terms of the leases.

      Depreciation and amortization expense related to property and equipment, including the amortization of assets under capital lease obligations, for the years ended December 31, 2002, 2001 and 2000 was $77.7 million, $76.3 million and $83.3 million, respectively, including depreciation and amortization expense on discontinued operations of $5.4 million, $5.7 million and $6.3 million, respectively.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

7.     Property and Equipment — (Continued)

      Capitalized software costs of $53.6 million and $64.3 million at December 31, 2002 and 2001, respectively, net of accumulated amortization of $30.8 million and $29.8 million, respectively, are included in the accompanying consolidated balance sheet caption “Other assets”. Amortization expense related to capitalized software costs for the years ended December 31, 2002, 2001 and 2000 was $10.3 million, $8.6 million and $7.1 million, respectively, including amortization expense on discontinued operations of $1.7 million, $1.2 million and $1.1 million, respectively.

8.     Long-term Debt

      Long-term debt consists of the following at December 31 (dollars in thousands):

	2002	2001

Revolver borrowings under Credit Facility, matures April 2004	$—	$—
9 5/8% Senior Notes due April 15, 2009, unsecured	200,000	200,000
9% Senior Notes due February 15, 2006, unsecured	180,000	180,000
Notes and mortgages, less imputed interest: 2002 — $15, 2001 — $29; due in installments through the year 2031, at effective interest rates of 3.77% to 12.50%, a portion of which is secured by property, equipment and other assets with a net book value of $175,803 at December 31, 2002	133,554	192,736
Industrial development revenue bonds, due in installments through the year 2013, at effective interest rates of 4.10% to 10%, a portion of which is secured by property and other assets with a net book value of $104,462 at December 31, 2002	78,530	115,730
7% A.I. Credit Corp. Note due in installments through January 2002, secured by a surety bond	—	12,500
8.750% First Mortgage Bonds due July 1, 2008, secured by first mortgages on 4 nursing facilities with an aggregate net book value of $9,599 at December 31, 2002	11,041	11,623
8.625% First Mortgage Bonds due October 1, 2008, secured by first mortgages on 7 nursing facilities with an aggregate net book value of $22,533 at December 31, 2002	17,900	18,793

	621,025	731,382
Present value of capital lease obligations, less imputed interest: 2002 — $6,977, 2001 — $7,889, at effective interest rates of 6.75% to 16.49%	9,152	10,291

	630,177	741,673
Less amounts due within one year	41,463	64,231

	$588,714	$677,442

      During 2001, we entered into a new $150.0 million revolving credit facility (the “Credit Facility”) which matures in April 2004 and issued $200.0 million of 9 5/8% Senior Notes due 2009 (the “9 5/8% Senior Notes”) through a private placement. The net proceeds from issuance of the 9 5/8% Senior Notes were used to repay borrowings under our former $375.0 million credit facility and for general corporate purposes. We filed a registration statement in 2001 under Form S-4 with the Securities and Exchange Commission registering the 9 5/8% Senior Notes and exchanged (the “Exchange Offer”) all of the 9 5/8% Senior Notes issued through the

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

8.     Long-term Debt — (Continued)

private placement for publicly registered 9 5/8% Senior Notes. We did not receive any proceeds as a result of the Exchange Offer.

      We have $180.0 million of 9% Senior Notes due February 15, 2006 (the “9% Senior Notes”) which were sold through a public offering. The 9 5/8% Senior Notes and the 9% Senior Notes are unsecured obligations guaranteed by substantially all of our present and future subsidiaries (the “Subsidiary Guarantors”) and impose on us certain restrictive covenants. Separate financial statements of the Subsidiary Guarantors are not considered to be material to holders of our Senior Notes since the guaranty of each of the Subsidiary Guarantors is joint and several and full and unconditional (except that liability thereunder is limited to an aggregate amount equal to the largest amount that would not render its obligations thereunder subject to avoidance under Section 548 of the Bankruptcy Code of 1978, as amended, or any comparable provisions of applicable state law), and Beverly Enterprises, Inc., the parent, has no operations or material assets separate from its investment in its subsidiaries.

      The Credit Facility provides for a Revolver/ Letter of Credit Facility. Prior to the 2003 Amendments discussed below, revolver borrowings under the Credit Facility bore interest at adjusted LIBOR plus 2.375%; the Base Rate, as defined, plus 1.375%; or the adjusted CD rate, as defined, plus 2.50%, at our option. The interest rates could be adjusted quarterly based on a leverage ratio calculation. The Credit Facility was secured by property, equipment and other assets associated with eight nursing facilities with an aggregate net book value of approximately $12.4 million at December 31, 2002 and the stock of certain subsidiaries. In addition, it was guaranteed by the Subsidiary Guarantors and imposed on us certain financial tests and restrictive covenants. We had no revolver borrowings under the Credit Facility at December 31, 2002 or 2001.

      Effective December 31, 2002 and 2001, we executed amendments to our Credit Facility, as well as amendments with certain of our other lenders covering debt of approximately $19.4 million and $20.1 million, respectively, and off-balance sheet lease financing of $69.5 million and $112.4 million, respectively (collectively, the “Amendments”), which modified certain financial covenant levels. These Amendments were required since recording the special charges, as discussed in Notes 3 and 4, would have resulted in our noncompliance with a financial covenant ratio contained in those debt agreements on each of these dates. As of December 31, 2002, we were in compliance with the Amendments.

      In February 2003, we executed an amendment to our Credit Facility and our off-balance sheet lease arrangement (the “2003 Amendments”). The 2003 Amendments were required since our projected earnings for 2003, primarily due to the reduction in Medicare funding, were not anticipated to reach the level needed to meet the financial covenant requirements in these debt arrangements. The primary impacts of the 2003 Amendments include the following:

•	revolver borrowings bear interest at adjusted LIBOR plus 3.50%; the Base Rate, as defined, plus 2.50%; or the adjusted CD rate, as defined, plus 3.625%, at our option. These rates may be adjusted quarterly based on a leverage ratio calculation;

•	the Credit Facility will be secured by property, equipment and other assets having a market value, determined pursuant to the 2003 Amendments, of not less than $165.0 million;

•	the Credit Facility will be frozen at a borrowing capacity of $100.0 million initially, and eventually adjusted to $85.0 million over its remaining term concurrent with receipt of proceeds from sales of facilities; and

•	we will purchase three leased properties in the first quarter of 2003 for $16.8 million with a portion of the proceeds from the sale of our Matrix outpatient therapy clinics and managed care network, and

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

8.     Long-term Debt — (Continued)

apply a portion of the proceeds from anticipated divestitures in 2003 and 2004 to reduce the off-balance sheet lease arrangement further.

      During 2002, we entered into a mortgage loan for $5.0 million for the construction of a nursing facility. This mortgage has terms and conditions similar to the Credit Facility. During 2001, we entered into notes and mortgages payable of approximately $21.3 million for the acquisitions of seven nursing facilities. These debt instruments have interest rates ranging from 7.00% to 10.25%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

      Maturities and sinking fund requirements of long-term debt, including capital leases, for the years ended December 31 are estimated as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Future minimum lease payments	$1,648	$1,535	$1,292	$978	$894	$9,782	$16,129
Less interest	(796)	(722)	(656)	(602)	(570)	(3,631)	(6,977)

Net present value of future minimum lease payments	852	813	636	376	324	6,151	9,152
Notes, mortgages and bonds	40,611	34,494	20,972	195,340	21,564	308,044	621,025

	$41,463	$35,307	$21,608	$195,716	$21,888	$314,195	$630,177

      Most of our capital leases, as well as our operating leases, have original terms from ten to fifteen years and contain at least one renewal option (which could extend the terms of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by us of real estate taxes, insurance and maintenance costs.

9.     Commitments and Contingencies

      Our future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2002, are estimated as follows (in thousands):

Year ending
December 31,

2003	$51,631
2004	43,188
2005	36,553
2006	21,188
2007	11,896
Thereafter	41,528

$205,984

      Our total future minimum rental commitments are net of approximately $2.1 million of minimum sublease rental income due in the future under noncancelable subleases. The following table summarizes

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

9.     Commitments and Contingencies — (Continued)

certain information relative to our operating leases, including operating leases for discontinued operations, for the years ended December 31 (in thousands):

	2002	2001	2000

Rent expense, net of sublease rent income	$87,852	$106,814	$114,889
Sublease rent income	2,036	2,248	3,312
Estimated contingent rent expense, based primarily on revenues	2,000	7,000	14,000

      At December 31, 2002, we leased five nursing facilities, one assisted living center and our corporate headquarters under an off-balance sheet lease arrangement. As of December 31, 2002, we had $69.5 million of outstanding commitments under this financing arrangement. The lessor financed the construction of these properties and we lease the properties under a master operating lease agreement, which matures in 2004. Under the original commitment, we could purchase the properties at original cost, or coordinate the sale of the properties to a third-party, when the master lease agreement matures. (See Note 8 for a discussion of the 2003 Amendments and their impact on this financing arrangement.) There is a third-party entity at risk under this arrangement for 3% of the original commitment. Of the remaining 97% original commitment, 17% is secured by first mortgages on the related properties and 83% (or approximately $56.0 million at December 31, 2002) is guaranteed by the Company and secured by second mortgages on the related properties.

      We monitor these off-balance sheet obligations throughout the year and believe the obligations and any related assets should not be included in our consolidated financial statements under current generally accepted accounting principles. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is effective for us in the third quarter of 2003. Based on our initial evaluation of FIN 46, it is possible that the special purpose entity lessor in the lease arrangement may need to be consolidated with the Company beginning in the third quarter of 2003. We are continuing to evaluate the consolidation and transition rules under FIN 46, however if the special purpose entity lessor needs to be consolidated, the leased assets will be consolidated at their depreciated cost and recorded as capital leased assets, with the difference between the historical and the depreciated cost on the date of consolidation being recorded as the cumulative effect of an accounting change. The remaining obligation as of July 1, 2003 ($69.5 million as of December 31, 2002 and expected to be $52.7 million as of July 1, 2003) would be recorded as a capital lease obligation on the Company’s consolidated balance sheet. We will continue to make quarterly payments under the obligation, to be recorded as interest expense, and the capital leased assets will be depreciated, increasing our annual depreciation and amortization expense by approximately $2.3 million.

      Our management information systems data processing functions have been outsourced under an agreement which was renegotiated during 2002 and expires in 2007. Our future minimum commitments as of December 31, 2002 under this agreement are estimated as follows: 2003 — $2.2 million; 2004 — $2.2 million; 2005 — $2.2 million; 2006 — $2.2 million and 2007 — $700,000. We incurred approximately $2.9 million, $3.4 million and $5.2 million under this agreement during the years ended December 31, 2002, 2001 and 2000, respectively.

      We are contingently liable for approximately $31.5 million of long-term debt maturing on various dates through 2019, as well as annual interest and letter of credit fees totaling approximately $3.1 million. These contingent liabilities principally arose from our sale of nursing facilities and retirement living centers. We operate the facilities related to approximately $3.0 million of the principal amount for which we are contingently liable, pursuant to long-term agreements accounted for as operating leases. We guarantee certain

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

9.     Commitments and Contingencies — (Continued)

third-party operating leases. These guarantees arose from our dispositions of leased facilities and the underlying leases have approximately $13.3 million of minimum rental commitments remaining through the initial lease terms. In addition, we guarantee an officer’s bank loan of approximately $200,000, which is collateralized by shares of our Common Stock pledged by the officer.

      As previously disclosed, we notified federal and California healthcare regulatory authorities (CMS, OIG, the California Attorney General’s office and the California Department of Health) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date we acquired the company. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions, and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we have estimated our potential overpayment from government payors to be approximately $18.0 million for the period from October 1, 1998 to 2002. We have reduced MK Medical’s operating revenues, through discontinued operations on the 2002 consolidated statement of operations, and have established a reserve, included in “Other accrued liabilities” on the 2002 consolidated balance sheet, for this amount. We have advised regulatory authorities of the accounting firm’s results. Our liability with respect to this matter could exceed the reserved amount. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.

      On February 3, 2000, we entered into a series of separate agreements with the U.S. Department of Justice and the Office of Inspector General (the “OIG”) of the Department of Health and Human Services. These agreements settled the federal government’s investigations of the Company relating to our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities from 1990 to 1998 (the “Allocation Investigations”).

      The agreements consist of:

•	a Plea Agreement;

•	a Civil Settlement Agreement;

•	a Corporate Integrity Agreement; and

•	an agreement concerning the disposition of 10 nursing facilities.

      Under the Plea Agreement, one of our subsidiaries pled guilty to one count of mail fraud and 10 counts of making false statements to Medicare and paid a criminal fine of $5.0 million during the first quarter of 2000.

      Under the Civil Settlement Agreement, we paid the federal government $25.0 million during 2000 and are reimbursing the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments through the first quarter of 2008. The present value of the remaining obligation included as liabilities on our consolidated balance sheet was $73.9 million at December 31, 2002 and $84.9 million at December 31, 2001. In addition, we agreed to resubmit certain Medicare filings to reflect reduced labor costs allocated to the Medicare program. The adjustments for these resubmitted filings were part of the Settlement Agreement with CMS. (See Note 3.)

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

9.     Commitments and Contingencies — (Continued)

      Under the Corporate Integrity Agreement, we are required to monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal healthcare programs. It also includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach or noncompliance of the agreement. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement.

      In accordance with our agreement to dispose of 10 nursing facilities, we disposed of seven of the facilities during 2000 and the remaining three facilities during 2001.

      On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on behalf of the Company against various current and former officers and directors. We learned of this case when it was served on one defendant on January 22, 2003. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that the Company failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. While this case is in its preliminary stages, we do not believe there is any merit to this lawsuit.

      On August 16, 2002, August 26, 2002, and September 26, 2002, respectively, Ernest Baer v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2190) (the “Baer Case”), Stanley V. Kensic v. Beverly Enterprises, Inc., et.al. (CIV. No. 02-2193) (the “Kensic Case”) and Charles Krebs v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2222) (the “Krebs Case) were filed in the United States District Court, Western District of Arkansas, Fort Smith Division. The Baer Case, the Kensic Case and the Krebs Case were filed as purported securities fraud class actions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

      Each of the Baer Case, the Kensic Case and the Krebs Case separately named Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. Due to the preliminary state of the Baer Case, the Kensic Case and the Krebs Case and the fact that none of these cases alleges damages with any specificity, we are unable at this time to assess the probable outcome of the cases. We believe that plaintiffs’ allegations that the defendants acted unlawfully are without merit and the defendants will vigorously defend the Baer Case, the Kensic Case and the Krebs Case. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

      As previously reported, on October 2, 1998, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Arkansas by Jack Kushner against the Company and certain of its officers (the “Class Action”). Plaintiffs filed a second amended complaint on September 9, 1999, which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the Allocation Investigations. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. By order and judgment dated October 17, 2001, defendants’ motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs appealed this decision to the Eighth Circuit Court of Appeals (Case No. 01-3677). On January 23, 2003, the Eighth Circuit entered an

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

9.     Commitments and Contingencies — (Continued)

order affirming the district court’s order dismissing the case with prejudice. The plaintiffs appealed the order of the Eighth Circuit en banc, but, on February 27, 2003, the Eighth Circuit denied the petition. The Eighth Circuit is obligated to issue a mandate within seven days of the date of the order denying the petition, thereby ordering the district court to enforce its ruling and dismiss the case. If the plaintiffs decide to petition for a writ of certiorari to the United States Supreme Court within 90 days, plaintiffs may move to stay the mandate pending the filing of this petition.

      In addition, since July 29, 1999, several derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware, as well as the federal district court in Arkansas, assertedly on behalf of the Company (collectively, the “Derivative Actions”). Due to the preliminary state of the Derivative Actions and the fact the complaints do not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. We believe that plaintiffs’ allegations that the defendants acted unlawfully are without merit and the defendants will vigorously defend the Derivative Actions. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

      We are party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. We have experienced an increasing trend in the number and severity of the claims asserted against us. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

      There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

10. Stockholders’ Equity

      We have 300,000,000 shares of authorized $.10 par value common stock (“Common Stock”). We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on, and the repurchase of, our Common Stock. During 2002 and 2001, we did not pay any cash dividends on, or repurchase any of, our Common Stock. We have 25,000,000 shares of authorized $1 par value preferred stock, all of which remains unissued. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

      In January 2001, we filed a registration statement under Form S-8 with the Securities and Exchange Commission registering 1,174,500 shares of our Common Stock. These shares were previously repurchased by the Company and held in treasury. They may be issued under the Beverly Enterprises, Inc. Stock Grant Plan (the “Stock Grant Plan”) to holders of restricted stock who, by virtue of the terms of their employment contracts, severance agreements or other similar arrangements, are entitled to the immediate vesting of their restricted stock. In conjunction with ongoing operational reorganizations (as discussed in Note 4), 669,754 shares of Common Stock under the Stock Grant Plan have been issued to various officers in exchange for shares of restricted stock held by them, which have been cancelled. Pre-tax workforce reduction charges of $500,000 and $4.5 million were recorded in 2002 and 2001, respectively, in connection with the issuance of these shares.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

10. Stockholders’ Equity — (Continued)

      During 1997, the New Beverly 1997 Long-Term Incentive Plan was approved (the “1997 Long-Term Incentive Plan”). The plan became effective December 3, 1997 and remains in effect until December 31, 2006, subject to early termination by the Board of Directors. The Compensation Committee of the Board of Directors (the “Committee”) is responsible for administering the 1997 Long-Term Incentive Plan and has complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan. The 1997 Long-Term Incentive Plan was originally authorized to issue 10,000,000 shares of Common Stock, subject to certain adjustments, in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, bonus stock and other stock unit awards. In May 2001, the stockholders approved an amendment to this plan which authorized the issuance of an additional 5,000,000 shares.

      In general, nonqualified and incentive stock options must be granted at a purchase price equal to the fair market value of our Common Stock on the date of grant. Options issued at fair market value do not require the recording of compensation expense upon issuance. Options shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Stock appreciation rights may be granted alone, in tandem with an option or in addition to an option. Stock appreciation rights shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards and three years for other awards. Performance awards, bonus stock and other stock unit awards may be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined. The issuance of restricted stock and other stock awards usually require the recognition of compensation expense measured by the fair value of the stock on the date of grant.

      During 1997, the New Beverly Non-Employee Directors Stock Option Plan was approved (the “Non-Employee Directors Stock Option Plan”). The plan became effective December 3, 1997 and remains in effect until December 31, 2007, subject to early termination by the Board of Directors. We have 450,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the Non-Employee Directors Stock Option Plan. The Non-Employee Directors Stock Option Plan was amended by the Board of Directors on March 28, 2001 to provide that each non-employee director be granted an option to purchase 11,000 shares of our Common Stock on June 1 of each year until the plan is terminated, subject to the availability of shares. These options are granted at a purchase price equal to the fair market value of our Common Stock on the date of grant, become exercisable one year after the date of grant and expire 10 years after the date of grant.

      During 2000, we offered all employees holding stock options granted prior to February 2000 the opportunity to exchange all or part of their stock options for shares of restricted stock. This resulted in the issuance of approximately 2.4 million shares of restricted stock, which vest four years after the grant date, in exchange for options to purchase approximately 4.8 million shares of our Common Stock.

      We recognize compensation expense for our restricted stock grants at the fair market value of our Common Stock on the date of grant, amortized over their respective vesting periods on a straight-line basis. The total charges to our consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 related to these restricted stock grants were approximately $1.3 million, $1.7 million and $1.1 million, respectively.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

10. Stockholders’ Equity — (Continued)

      The following table summarizes stock option and restricted stock data relative to our long-term incentive plans for the years ended December 31:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price

Options outstanding at beginning of year	5,808,260	$6.46	3,790,326	$5.02	7,307,459	$9.08
Changes during the year:
Granted	4,749,460	6.43	3,914,323	7.77	2,569,325	3.32
Exercised	(512,612)	3.72	(943,608)	3.93	(134,035)	3.52
Cancelled	(1,162,473)	6.30	(952,781)	8.59	(5,952,423)	9.31

Options outstanding at end of year	8,882,635	6.62	5,808,260	6.46	3,790,326	5.02

Options exercisable at end of year	2,274,231	7.09	1,289,677	7.19	1,104,815	7.30

Options available for grant at end of year	2,933,703		6,465,204		3,438,154

Restricted stock outstanding at beginning of year	1,290,572		2,354,873		67,519
Changes during the year:
Granted	175,000		205,360		2,453,832
Vested	(112,684)		(75,709)		(90,181)
Forfeited	(230,486)		(1,193,952)		(76,297)

Restricted stock outstanding at end of year	1,122,402		1,290,572		2,354,873

      Exercise prices for options outstanding as of December 31, 2002 ranged from $2.33 to $14.38. The weighted-average remaining contractual life of these options is approximately eight years. The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
	Options	Average	Remaining	Options	Average
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$ 2.33 – $ 6.85	4,542,242	$5.24	8.50	854,705	$4.26
$ 7.00 – $ 9.80	3,925,058	7.70	8.23	1,022,380	7.70
$10.46 – $11.76	364,710	11.29	8.28	346,521	11.29
$12.88 – $14.38	50,625	13.58	5.17	50,625	13.58

$ 2.33 – $14.38	8,882,635	6.62	8.36	2,274,231	7.09

      SFAS No. 148, issued on December 31, 2002, provides companies alternative methods of transitioning to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based employee

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

10. Stockholders’ Equity — (Continued)

compensation, but does require all companies to meet the disclosure provisions. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant, and accounted for under the intrinsic value method. In order to adopt the recognition provisions of SFAS No. 148 on a prospective basis, we must make this election during the year ending December 31, 2003 and change to fair value accounting for stock options. We are continuing to evaluate the transition provisions of SFAS No. 148.

      Pro forma information regarding net loss and diluted net loss per share has been determined as if we accounted for our stock option grants under the fair market value method described in SFAS No. 123. The fair market value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2001 and 2000, respectively:

•	risk-free interest rates of 4.8%, 4.3% and 5.1%;

•	volatility factors of the expected market price of our Common Stock of .74, .59 and .57; and

•	expected option lives of five years.

      We do not currently pay cash dividends on our Common Stock and no future dividends are currently planned. The weighted-average assumptions resulted in a weighted average estimated fair market value of options granted during 2002, 2001 and 2000 of $3.55 per share, $4.25 per share and $1.80 per share, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of our stock options.

      For purposes of pro forma disclosures, the estimated fair market value of stock options is amortized to expense over their respective vesting periods. The following table summarized our pro forma net loss and diluted net loss per share, assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the years ended December 31 (in thousands, except per share amounts):

	2002	2001	2000

Reported net loss	$146,090	$301,272	$54,502
Stock grant compensation expense (income)	6,218	2,708	(4,418)

Pro forma net loss	$152,308	$303,980	$50,084

Reported diluted net loss per share	$1.39	$2.90	$0.53

Pro forma diluted net loss per share	$1.45	$2.92	$0.49

      The pro forma amounts for 2000 reflect the impact of the cancellation of approximately 4.8 million stock options in exchange for approximately 2.4 million shares of restricted stock (as discussed above). The pro forma effects are not necessarily indicative of the effects on future years.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

10. Stockholders’ Equity — (Continued)

      The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of our Common Stock at the current market price through payroll deductions. During 2002, 2001, and 2000 we matched 15%, 15% and 30%, respectively, of each participant’s contribution. Effective January 1, 2003, we eliminated our matching contributions to this plan. Each participant specifies the amount to be withheld from earnings per pay period, subject to certain limitations. The total charges to our consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 related to this plan were approximately $300,000, $500,000 and $1.2 million, respectively.

11. Income Taxes

      The provision for (benefit from) income taxes, including taxes (benefits) allocated to discontinued operations, consists of the following for the years ended December 31 (in thousands):

	2002	2001	2000

Federal:
Current	$2,102	$1,487	$—
Deferred	—	56,831	(26,962)
State:
Current	3,983	5,000	4,000
Deferred	—	(1,930)	700

	$6,085	$61,388	$(22,262)

      A reconciliation of our income tax provision (benefit), including taxes (benefits) allocated to discontinued operations, computed at the statutory federal income tax rate to our actual provision for (benefit from) income taxes is summarized as follows for the years ended December 31 (dollars in thousands):

	2002	2001	2000

Tax (benefit) at statutory rate	$(49,002)	$(83,959)	$(26,868)
General business tax credits	(2,090)	(5,987)	(2,138)
State tax provision (benefit), net	2,593	(10,666)	3,055
Impairment charges	12,685	7,090	4,358
Increase in valuation allowance	45,520	153,697	—
Other	(3,621)	1,213	(669)

	$6,085	$61,388	$(22,262)

      Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

11.	Income Taxes — (Continued)

temporary differences giving rise to our deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001

	Asset	Liability	Asset	Liability

Insurance reserves	$79,071	$—	$74,878	$—
General business tax credit carryforwards	28,742	—	21,137	—
Alternative minimum tax credit carryforwards	19,124	—	18,608	—
Provision for dispositions	66,768	8,387	57,605	2,791
Provision for Medicare repayment	31,735	—	69,812	—
Depreciation and amortization	28,399	113,228	15,513	127,005
Operating supplies	—	11,489	—	12,099
Federal net operating loss carryforwards	55,659	—	30,772	—
Other	29,279	6,456	27,254	19,987

	338,777	139,560	315,579	161,882
Valuation allowances:
Federal	(179,625)	—	(134,219)	—
State	(19,592)	—	(19,478)	—

Net deferred tax balances	$139,560	$139,560	$161,882	$161,882

      At December 31, 2002, for federal income tax purposes, we had federal net operating loss carryforwards of $164.7 million that expire in years 2017 through 2022; general business tax credit carryforwards of $28.7 million that expire in years 2008 through 2022; and alternative minimum tax credit carryforwards of $19.1 million that do not expire. Under the guidance of SFAS No. 109 and based upon our operating results in recent years, our reported cumulative losses, and the inherent uncertainty associated with the realization of future income, we have provided a valuation allowance on our net deferred tax assets as of December 31, 2002 and 2001.

12. Fair Values of Financial Instruments

      Financial Accounting Standards Statement No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent our underlying value. We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and Cash Equivalents

      The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

12.	Fair Values of Financial Instruments — (Continued)

Notes Receivable, Net (Including Current Portion)

      For variable-rate notes that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-rate notes are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Beverly Indemnity Funds

      The carrying amount reported in the consolidated balance sheets for the Beverly Indemnity funds approximates its fair value and is included in the consolidated balance sheet caption “Prepaid expenses and other”.

Long-term Debt (Including Current Portion)

      The carrying amounts of our variable-rate borrowings approximate their fair values. The fair values of the remaining long-term debt are estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

Federal Government Settlements (Including Current Portion)

      The carrying amount of our obligations to the federal government resulting from the settlements of the Allocation Investigations is included in the consolidated balance sheet captions “Federal government settlement obligations” and “Other liabilities and deferred items.” These obligations are non-interest bearing, and as such, were imputed at their approximate fair market rate of 9% for accounting purposes. The settlement offer made to the federal government in February 2002 included an anticipated cash payment of $35.0 million, which was included in the consolidated balance sheet caption “Federal government settlement obligations” at December 31, 2001. This payment was made during 2002. The carrying amounts of these obligations approximate their fair values.

      The carrying amounts and estimated fair values of our financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$115,445	$115,445	$89,343	$89,343
Notes receivable, net (including current portion)	24,997	24,997	22,710	22,710
Beverly Indemnity funds	2,809	2,809	2,163	2,163
Long-term debt (including current portion)	630,177	585,657	741,673	760,093
Federal government settlements (including current portion)	73,891	73,891	119,859	119,859

      At December 31, 2002 and 2001, we had outstanding defeased long-term debt with aggregate carrying values of $4.6 million and $4.9 million, respectively. The fair value of such defeased debt was approximately $4.6 million and $5.1 million at December 31, 2002 and 2001, respectively. The fair value was estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

12.	Fair Values of Financial Instruments — (Continued)

      In order to consummate certain dispositions and other transactions, we have agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessee. It is not practicable to estimate the fair value of these off-balance sheet guarantees (see Note 9). We do not charge a fee for entering into such agreements and contracting with a financial institution to estimate such amounts could not be done without incurring excessive costs. In addition, unlike us, a financial institution would not be in a position to assume the underlying obligations and operate the nursing facilities collateralizing the obligations, which would significantly impact the calculation of the fair value of such off-balance sheet guarantees.

      At December 31, 2002 and 2001, we guaranteed approximately $200,000 and $600,000, respectively, of loans to certain of our officers, which are collateralized by shares of our Common Stock pledged by the officers. The fair value of such loans was approximately $200,000 and $600,000 at December 31, 2002 and 2001, respectively. The fair value was estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

13. Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

Description of the Types of Services from which each Operating Segment Derives its Revenues

      In January 2001, we implemented a new three-year strategic plan aimed at accomplishing four fundamental strategies:

•	streamline our nursing home portfolio to strengthen our long-term financial position;

•	accelerate the growth of our service and knowledge business;

•	establish a leadership position in eldercare; and

•	reengineer our organization in order to focus our resources on profitable growth and new opportunities.

      In a continuing effort to effectively implement these strategies and operate our business units more effectively, in the first quarter of 2002, we reorganized our operations into four primary segments:

•	Nursing facilities, which provide long-term healthcare through the operation of nursing homes and assisted living centers;

•	AEGIS, which provides rehabilitation therapy services under contract to Beverly and non-Beverly facilities;

•	Home Care, which provides home health, hospice and home medical equipment services. A portion of this segment, MK Medical, was held for sale as of December 31, 2002, and as such its operations are included in discontinued operations in the accompanying consolidated statements of operations; and

•	Matrix, which operates outpatient therapy and other clinics and a managed care network. This segment was held for sale as of December 31, 2002, and as such its operations are included in discontinued operations in the accompanying consolidated statements of operations. We sold the outpatient rehabilitation therapy clinic operations and the managed care network in January 2003.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

13. Segment Information — (Continued)

Measurement of Segment Income or Loss and Segment Assets

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

Factors Management Used to Identify Our Operating Segments

      Our operating segments are strategic business units that offer different services within the healthcare continuum. Business in each operating segment is conducted by one or more corporations. The corporations comprising each operating segment also have separate boards of directors.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

13. Segment Information — (Continued)

      The following table summarizes certain information for each of our operating segments, based on our first quarter 2002 reorganization (in thousands):

	Nursing		Home			Discontinued
	Facilities	AEGIS	Care	All Other(1)	Total	Operations(2)

Year ended December 31, 2002
Revenues from external customers	$2,303,061	$52,967	$62,030	$1,865	$2,419,923	$82,388
Intercompany revenues	—	165,321	—	626	165,947	—
Interest income	1,624	42	14	3,068	4,748	3
Interest expense	16,984	—	24	49,816	66,824	5
Depreciation and amortization	72,198	710	998	7,218	81,124	7,819
Pre-tax income (loss)	133,305	39,739	(1,079)	(198,000)	(26,035)	(36,799)
Goodwill	48,942	—	14,594	(159)	63,377	3,713
Total assets	1,132,880	15,966	32,314	139,013	1,320,173	29,722
Capital expenditures	86,704	1,676	563	7,778	96,721	3,382
Year ended December 31, 2001
Revenues from external customers	$2,503,833	$17,366	$74,827	$3,937	$2,599,963	$113,983
Intercompany revenues	—	180,661	—	11,360	192,021	—
Interest income	193	4	—	2,785	2,982	95
Interest expense	25,914	—	74	53,354	79,342	31
Depreciation and amortization	71,550	278	2,464	6,916	81,208	11,793
Pre-tax income (loss)	112,136	52,324	(11,784)	(332,521)	(179,845)	(60,039)
Goodwill	47,517	—	22,832	(224)	70,125	74,759
Total assets	1,346,901	8,575	56,950	144,121	1,556,547	124,523
Capital expenditures	80,965	1,200	446	3,127	85,738	3,663
Year ended December 31, 2000
Revenues from external customers	$2,433,005	$5,632	$76,797	$7,831	$2,523,265	$107,796
Intercompany revenues	—	139,024	—	11,695	150,719	—
Interest income	225	—	1	2,296	2,522	128
Interest expense	27,107	—	168	52,669	79,944	72
Depreciation and amortization	78,987	270	2,213	6,308	87,778	12,283
Pre-tax income (loss)	104,072	27,025	(5,599)	(145,291)	(19,793)	(56,971)
Goodwill	36,013	—	39,713	(110)	75,616	128,126
Total assets	1,504,123	3,004	91,013	104,551	1,702,691	173,302
Capital expenditures	59,818	513	1,641	8,950	70,922	5,105

(1)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. These amounts also include pre-tax charges totaling approximately $98.5 million, $274.9 million and $61.7 million for 2002, 2001 and 2000, respectively. These pre-tax charges primarily related to increasing reserves for patient care liability costs (in 2002 and 2000), asset impairments, workforce reductions and other unusual items and special charges and adjustments related to federal government settlements.

(2)	In accordance with the provisions of SFAS No. 144, the results of operations of Matrix and MK Medical have been reclassified, for all periods presented, as discontinued operations. (See Note 5.) The assets and liabilities of Matrix have been reclassified as held for sale and the assets of MK Medical have been reclassified as held for sale at December 31, 2002.

BEVERLY ENTERPRISES, INC.

SUPPLEMENTARY DATA (Unaudited)

QUARTERLY FINANCIAL DATA
(In thousands, except per share data)

      The following is a summary of our quarterly results of operations for the years ended December 31, 2002 and 2001:

	2002					2001

	1st	2nd	3rd	4th	Total	1st	2nd	3rd	4th	Total

Total revenues	$597,023	$610,457	$606,372	$610,819	$2,424,671	$629,956	$651,140	$664,674	$657,175	$2,602,945

Income (loss) before provision for (benefit from) income taxes, discontinued operations and cumulative effect of change in accounting	$27,470	$(9,555)	$19,732	$(63,682)	$(26,035)	$(93,184)	$17,879	$25,531	$(130,071)	$(179,845)
Provision for (benefit from) income taxes	1,079	1,331	1,021	2,654	6,085	(37,151)	10,178	15,498	69,049	57,574

Income (loss) before discontinued operations and cumulative effect of change in accounting	26,391	(10,886)	18,711	(66,336)	(32,120)	(56,033)	7,701	10,033	(199,120)	(237,419)
Discontinued operations, net of taxes	(5,887)	(3,128)	(3,133)	(24,651)	(36,799)	3,759	(2,133)	2,040	(67,519)	(63,853)
Cumulative effect of change in accounting, net of taxes	(77,171)	—	—	—	(77,171)	—	—	—	—	—

Net income (loss)	$(56,667)	$(14,014)	$15,578	$(90,987)	$(146,090)	$(52,274)	$5,568	$12,073	$(266,639)	$(301,272)

Income (loss) per share of common stock:
Basic:
Before discontinued operations and cumulative effect of change in accounting	$0.25	(0.10)	$0.18	$(0.63)	$(0.31)	$(0.54)	$0.07	$0.10	$(1.91)	$(2.28)
Discontinued operations	(0.06)	(0.03)	(0.03)	(0.24)	(0.35)	0.04	(0.02)	0.02	(0.65)	(0.61)
Cumulative effect of change in accounting	(0.74)	—	—	—	(0.74)	—	—	—	—	—

Net income (loss)	$(0.54)	$(0.13)	$0.15	$(0.87)	$(1.39)	$(0.50)	$0.05	$0.12	$(2.56)	$(2.90)

Shares used to compute per share amounts	104,441	104,731	104,865	104,861	104,726	103,705	103,884	104,264	104,286	104,037

Diluted:
Before discontinued operations and cumulative effect of change in accounting	$0.25	(0.10)	$0.18	$(0.63)	$(0.31)	$(0.54)	$0.07	$0.09	$(1.91)	$(2.28)
Discontinued operations	(0.06)	(0.03)	(0.03)	(0.24)	(0.35)	0.04	(0.02)	0.02	(0.65)	(0.61)
Cumulative effect of change in accounting	(0.74)	—	—	—	(0.74)	—	—	—	—	—

Net income (loss)	$(0.54)	$(0.13)	$0.15	$(0.87)	$(1.39)	$(0.50)	$0.05	$0.11	$(2.56)	$(2.90)

Shares used to compute diluted net income (loss) per share	105,466	104,731	104,937	104,861	104,726	103,705	105,691	106,572	104,286	104,037

Common stock price range:
High	$9.50	$9.18	$7.95	$3.89		$8.50	$10.73	$12.10	$10.69
Low	$5.66	$6.95	$1.90	$1.60		$5.94	$5.20	$8.50	$6.50

      We recorded provisions for income taxes, including taxes (benefits) allocated to discontinued operations, at 4% and 26% for the years ended December 31, 2002 and 2001, respectively, even though we had pre-tax losses, primarily due to state income taxes in 2002 and the recording of a valuation allowance on our deferred tax assets in 2001. This valuation allowance was required under the guidance of SFAS No. 109 due to our recent historical operating results, our reported cumulative losses and uncertainties relating to future income.

      The operations of Matrix and MK Medical have been reclassified as discontinued operations for all periods presented since they met the criteria under SFAS No. 144 as assets held for sale at December 31, 2002. In addition, we recorded a cumulative effect for the change in accounting for goodwill as of January 1, 2002.

      Certain per share amounts will not add due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 22, 2003, to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 22, 2003, to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 22, 2003, to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 22, 2003, to be filed pursuant to Regulation 14A.

ITEM 14.	CONTROLS AND PROCEDURES

      The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-14 (c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(b) Reports on Form 8-K

      On November 14, 2002, the Company filed a report on Form 8-K, which included the transmittal letter and certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      On October 31, 2002, the Company filed a report on Form 8-K, which included a press release announcing its earnings for the 2002 third quarter and certain supplemental information.

(c) Exhibits

      See the accompanying index to exhibits referenced in Item 15(a)(3) above for a list of exhibits incorporated herein by reference or filed as part of this annual report.

(d) Financial Statement Schedule

      See the accompanying index to consolidated financial statements and financial statement schedules referenced in Item 15(a)1 and 2, above.

BEVERLY ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
(Item 15(a))

Page

1. Consolidated financial statements:
Report of Ernst & Young LLP, Independent Auditors	36
Consolidated Balance Sheets at December 31, 2002 and 2001	37
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002	38
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2002	39
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	40
Notes to Consolidated Financial Statements	41
Supplementary Data (Unaudited) — Quarterly Financial Data	72

2. Consolidated financial statement schedule for each of the three years in the period ended December 31, 2002:
II — Valuation and Qualifying Accounts	76

All other schedules are omitted because they are either not applicable or the items do not meet the various disclosure requirements.

BEVERLY ENTERPRISES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000
(In thousands)

					Due to
		Charged			acquisitions,
	Balance at	(credited)			dispositions and
	beginning of	to	(Write-offs)		discontinued			Balance at
Description	year	operations	recoveries		operations	Other		end of year

Year ended December 31, 2002:
Allowance for doubtful accounts:
Accounts receivable — patient	$51,400	$53,692	$(59,385)		$(4,207)	$1,689		$43,189
Accounts receivable — nonpatient	1,074	866	(615)		(14)	166		1,477	*
Notes receivable	4,941	1,012	(39)		181	1,666		7,761

	$57,415	$55,570	$(60,039)		$(4,040)	$3,521		$52,427

Valuation allowance on deferred tax assets	$153,697	$45,520	$—		$—	$—		$199,217

Year ended December 31, 2001:
Allowance for doubtful accounts:
Accounts receivable — patient	$91,636	$43,658	$(95,214	)(A)	$4,022	$7,298		$51,400
Accounts receivable — nonpatient	1,372	89	(477)		—	90		1,074	*
Notes receivable	3,573	504	93		107	664		4,941

	$96,581	$44,251	$(95,598)		$4,129	$8,052		$57,415

Valuation allowance on deferred tax assets	$—	$52,100	$—		$—	$101,597	(B)	$153,697

Year ended December 31, 2000:
Allowance for doubtful accounts:
Accounts receivable — patient	$64,398	$72,420	$(42,090)		$949	$(4,041)		$91,636
Accounts receivable — nonpatient	1,423	932	(983)		—	—		1,372	*
Notes receivable	5,604	(871)	(709)		(451)	—		3,573

	$71,425	$72,481	$(43,782)		$498	$(4,041)		$96,581

(A)	Includes the write-off of $39.0 million of Medicare cost report related receivables against a related reserve established in conjunction with the OIG settlement (see Item 8 — Note 3).

(B)	Represents a full valuation allowance on our net deferred tax assets.

*	Includes amounts classified in long-term other assets as well as current assets.

BEVERLY ENTERPRISES, INC.

INDEX TO EXHIBITS

(ITEM 15(a)(3))

Exhibit
Number		Description

3.1	—	Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2	—	Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.3	—	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
4.1	—	Indenture dated as of February 1, 1996 between Beverly Enterprises, Inc. and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.’s 9% Senior Notes due February 15, 2006 (the “9% Indenture”) (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995)
4.2	—	Form of Supplemental Indenture No. 2 to the 9% Indenture dated as of November 19, 1997 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on September 8, 1997 (File No. 333-35137))
4.3	—	Indenture dated as of April 25, 2001 between Beverly Enterprises, Inc., and The Bank of New York, as Trustee, with respect to Beverly Enterprises, Inc.’s 9 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	—	Indenture dated as of April 1, 1993 (the “First Mortgage Bond Indenture”), among Beverly Enterprises, Inc., Delaware Trust Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to First Mortgage Bonds (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.5	—	First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8.750% First Mortgage Bonds due 2008 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.6	—	Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8.625% First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K dated July 15, 1993) (incorporated by reference to Exhibit 4.15 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
4.7	—	Trust Indenture dated as of December 1, 1994 from Beverly Funding Corporation, as Issuer, to Chemical Bank, as Trustee (the “Chemical Indenture”) (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

Exhibit
Number			Description

4.8		—	First Amendment and Restatement, dated as of June 1, 1999, of Trust Indenture, dated as of December 1, 1994, from Beverly Funding Corporation, as Issuer, to The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
4.9		—	Series Supplement dated as of December 1, 1994 to the Chemical Indenture (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
4.10		—	Series Supplement, dated as of June 1, 1999, by and between Beverly Funding Corporation and The Chase Manhattan Bank (“1999-1 Series Supplement”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
4.11		—	First Amendment, dated as of July 14, 1999, to the 1999-1 Series Supplement (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
In accordance with item 601 (b) (4) (iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.’s long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.
10	.1*	—	Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.2*	—	1997 Long-Term Incentive Plan, as amended and restated as of June 1, 2001 (the “1997 LTIP”) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.3*	—	Beverly Enterprises, Inc. Non-Employee Directors’ Stock Option Plan, as amended and restated as of June 1, 2001 (the “Directors’ Option Plan”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.4*	—	Beverly Enterprises, Inc. Stock Grant Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.5*	—	Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.6*	—	Form of the Beverly Enterprises, Inc. Executive Life Insurance Plan Split Dollar Agreement (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.7*	—	Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10	.8*	—	Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.9*	—	Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

Exhibit
Number			Description

10	.10*	—	Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.11*	—	Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.12*	—	Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.13*	—	Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992)
10	.14*	—	Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.15*	—	Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.16*	—	Amendment No. 6, effective as of January 1, 1996, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.17*	—	Amendment No. 7, effective as of September 1, 1997, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.18*	—	Amendment No. 8, dated as of December 11, 1997, to the Executive Retirement Plan, changing its name to the “Executive SavingsPlus Plan” (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.19*	—	Beverly Enterprises, Inc. Amended and Restated Supplemental Executive Retirement Plan effective as of April 1, 2000 (incorporated by reference to Exhibit 10.21 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.20*	—	Amendment Number One to the Beverly Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.21*	—	Beverly Enterprises, Inc. Amended and Restated Executive Deferred Compensation Plan effective July 1, 2000 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.22*†	—	Beverly Enterprises, Inc. Executive Deferred Compensation Plan effective December 31, 2002
10	.23*	—	Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10	.24*	—	Amendment No. 1, effective as of December 3, 1997, to the Directors’ Plan (incorporated by reference to Exhibit 10.26 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit
Number			Description

10	.25*	—	Beverly Enterprises, Inc.’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)
10	.26*	—	Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10	.27*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.28*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.29*	—	Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))
10	.30*	—	Severance Agreement and Release of Claims between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.31*	—	Employment Contract, made as of April 10, 2000, between Beverly Enterprises, Inc. and William R. Floyd (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.32*†	—	Employment Contract, made as of December 6, 2001, between Beverly Enterprises, Inc. and William R. Floyd
10	.33*†	—	Employment and Severance Agreement, made as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux
10	.34*†	—	Severance Agreement and Release of Claims made as of October 5, 2002, between Beverly Enterprises, Inc. and Bobby W. Stephens
10	.35*†	—	Employment Contract, made as of April 1, 2000, between Beverly Enterprises, Inc. and Douglas J. Babb
10	.36*†	—	Severance Agreement and Release of Claims made as of October 11, 2002, between Beverly Enterprises, Inc. and Michael J. Matheny
10	.37*†	—	Severance Agreement and Release of Claims made as of December 31, 2001, between Beverly Enterprises, Inc. and T. Jerald Moore
10	.38*	—	Employment Agreement, dated February 15, 2001 between Beverly Enterprises, Inc. and William A. Mathies (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10	.39*	—	Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its officers (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on September 22, 1997 (File No. 333-28521))

Exhibit
Number			Description

10	.40*	—	Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.’s Registration Statement of Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.41*	—	Retention Stock Option Agreement, effective as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10	.42*	—	Description of Non-Employee Directors Group Term Life Insurance Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.43*	—	Performance based Stock Option Award to Jeffrey P. Freimark pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.44*	—	Performance based Stock Option Award to L. Darlene Burch pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.45*	—	Description of Long Term Disability Policy for William R. Floyd (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.46*	—	Employment Agreement made as of December 31, 2001 between Beverly Enterprises, Inc. and Jeffrey P. Freimark (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.47*	—	Demand Promissory Note made as of April 1, 2002 by Richard D. Skelly, Jr. for the benefit of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.48		—	Master Lease Document — General Terms and Conditions dated December 30, 1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California Corporation’s Annual Report on Form 10-K for the year ended December 31, 1985)
10.49		—	Agreement dated as of December 29, 1986 among Beverly California Corporation, Beverly Enterprises — Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California Corporation’s Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises — Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.50		—	Agreement to Sale of Nursing Home Properties dated as of July 13, 2001 among Beverly Enterprises Florida, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Savana Cay Manor, Inc., Vantage Healthcare Corporation, Peterson Health Care, Inc. and NMC of Florida, LLC (the “Florida Sale Agreement”) (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Number			Description

10.51		—	First Amendment to Florida Sale Agreement, dated as of August 30, 2001 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.52		—	Second Amendment to Florida Sale Agreement, dated as of October 29, 2001 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.53		—	Participation Agreement, dated as of August 28, 1998, among Vantage Healthcare Corporation, Petersen Health Care, Inc., Beverly Savana Cay Manor, Inc., Beverly Enterprises — Georgia, Inc., Beverly Enterprises — California, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Enterprises — Arkansas, Inc., Beverly Enterprises — Florida, Inc. and Beverly Enterprises — Washington, Inc. as Lessees and Structural Guarantors; Beverly Enterprises, Inc. as Representative, Construction Agent and Parent Guarantor; Bank of Montreal Global Capital Solutions, Inc. as Agent Lessor and Lessor; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency, Bank of America National Trust and Savings Association and Bank of Montreal, as Lenders; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency as Arranger; and Bank of Montreal as Co-Arranger and Syndication Agent and Administrative Agent for the Lenders with respect to the Lease Financing of New Headquarters for Beverly Enterprises, Inc., Assisted Living and Nursing Facilities for Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.54		—	Master Amendment No. 1 to Amended and Restated Participation Agreement and Amended and Restated Master Lease and Open-End Mortgage, entered into as of September 30, 1999, among Beverly Enterprises, Inc. as Representative, Construction Agent, Parent Guarantor and Lessee; Bank of Montreal Global Capital Solutions, Inc., as Lessor and Agent Lessor; and Bank of Montreal, as Administrative Agent, Arranger and Syndication Agent (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
10.55		—	Amendment No. 2 to Amended and Restated Participation Agreement entered into as of April 14, 2000 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.56		—	Amendment to Participation Agreement dated as of December 29, 2000 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.57		—	Master Amendment No. 3 to Amended and Restated Participation Agreement, dated as of April 25, 2001 (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.58		—	Amendment No. 4 to Amended and Restated Participation Agreement, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.59†	—	Amendment No. 5 to Amended and Restated Participation Agreement, dated as of December 20, 2002
10	.60†	—	Amendment No. 6 to Amended and Restated Participation Agreement, dated as of February 28, 2003 [Note: Confidential treatment has been requested for portions of this document.]

Exhibit
Number			Description

10.61		—	Master Services Agreement, dated as of September 18, 1997, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.41 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	.62†	—	Fifth Amendment to Master Services Agreement, dated as of January 1, 2003, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc.
10.63		—	Amended and Restated Credit Agreement, dated as of April 25, 2001, among Beverly Enterprises, Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York, as Issuing Bank and Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.64		—	Amendment No. 1 to the Credit Agreement, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.65†	—	Amendment No. 3 to the Credit Agreement, dated as of December 20, 2002
10	.66†	—	Amendment No. 4 to the Credit Agreement, dated as of February 28, 2003 [Note: Confidential treatment has been requested for portions of this document.]
10.67		—	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.68		—	Plea Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.69		—	Addendum to Plea Agreement (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.70		—	Settlement Agreement between the United States of America, Beverly Enterprises, Inc. and Domenic Todarello (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.71		—	Agreement Regarding the Operations of Beverly Enterprises — California, Inc. (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.72		—	Settlement Agreement, effective October 15, 2002, between the Centers for Medicare and Medicaid Services, United States Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.73		—	Permanent Injunction and Final Judgment entered on August 1, 2002 in People of the State of California v. Beverly Enterprises, Inc.; Beverly Health and Rehabilitation Services, Inc.; Beverly Enterprises — California, Inc.; and Beverly Healthcare — California, Inc., Superior Court of the State of California For the County of Santa Barbara (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number			Description

10.74		—	Waiver of Constitutional Rights and Plea Form and Court Finding and Order dated August 1, 2002 in The People of California v. Beverly Enterprises — California, Inc., Superior Court of the State of California For the County of Santa Barbara (S.C. No. 1094923) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.75		—	Investigation Conclusion letter dated August 1, 2002, from the State of California Department of Justice (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.76†	—	Loan Agreement dated as of December 24, 2002 between Beverly Enterprises — Washington, Inc. and Bank of America, N.A.
10	.77†	—	Guaranty dated December 24, 2002 between Beverly Enterprises, Inc. and Bank of America, N.A.
21	.1†	—	Subsidiaries of Registrant
23	.1†	—	Consent of Ernst & Young LLP, Independent Auditors

*	Exhibits 10.1 through 10.47 are management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

†	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

Dated: March 28, 2003

By:	/s/ WILLIAM R. FLOYD

William R. Floyd
Chairman of the Board, President,
Chief Executive Officer and Director

      Each person whose signature appears below constitutes and appoints Douglas J. Babb and John G. Arena, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM R. FLOYD William R. Floyd	Chairman of the Board, President, Chief Executive Officer and Director	March 28, 2003

/s/ JEFFREY P. FREIMARK Jeffrey P. Freimark	Executive Vice President and Chief Financial and Information Officer	March 28, 2003

/s/ PAMELA H. DANIELS Pamela H. Daniels	Senior Vice President, Controller and Chief Accounting Officer	March 28, 2003

/s/ JOHNSTON C. ADAMS, JR. Johnston C. Adams, Jr.	Director	March 28, 2003

/s/ JOHN D. FOWLER, JR. John D. Fowler, Jr.	Director	March 28, 2003

/s/ JAMES R. GREENE James R. Greene	Director	March 28, 2003

/s/ EDITH E. HOLIDAY Edith E. Holiday	Director	March 28, 2003

/s/ JOHN P. HOWE, III John P. Howe, III	Director	March 28, 2003

/s/ JAMES W. MCLANE James W. McLane	Director	March 28, 2003

/s/ DONALD L. SEELEY Donald L. Seeley	Director	March 28, 2003

/s/ MARILYN R. SEYMANN Marilyn R. Seymann	Director	March 28, 2003

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William R. Floyd, Chairman of the Board, President and Chief Executive Officer of Beverly Enterprises, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Beverly Enterprises, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM R. FLOYD

William R. Floyd
Chairman of the Board, President
and Chief Executive Officer

Date: March 28, 2003

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey P. Freimark, Executive Vice President and Chief Financial and Information Officer of Beverly Enterprises, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Beverly Enterprises, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY P. FREIMARK

Jeffrey P. Freimark
Executive Vice President and Chief
Financial and Information Officer

Date: March 28, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2	—	Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.3	—	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
4.1	—	Indenture dated as of February 1, 1996 between Beverly Enterprises, Inc. and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.’s 9% Senior Notes due February 15, 2006 (the “9% Indenture”) (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995)
4.2	—	Form of Supplemental Indenture No. 2 to the 9% Indenture dated as of November 19, 1997 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on September 8, 1997 (File No. 333-35137))
4.3	—	Indenture dated as of April 25, 2001 between Beverly Enterprises, Inc., and The Bank of New York, as Trustee, with respect to Beverly Enterprises, Inc.’s 9 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	—	Indenture dated as of April 1, 1993 (the “First Mortgage Bond Indenture”), among Beverly Enterprises, Inc., Delaware Trust Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to First Mortgage Bonds (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.5	—	First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8.750% First Mortgage Bonds due 2008 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.6	—	Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8.625% First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K dated July 15, 1993) (incorporated by reference to Exhibit 4.15 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
4.7	—	Trust Indenture dated as of December 1, 1994 from Beverly Funding Corporation, as Issuer, to Chemical Bank, as Trustee (the “Chemical Indenture”) (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
4.8	—	First Amendment and Restatement, dated as of June 1, 1999, of Trust Indenture, dated as of December 1, 1994, from Beverly Funding Corporation, as Issuer, to The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

Exhibit
Number			Description

4.9		—	Series Supplement dated as of December 1, 1994 to the Chemical Indenture (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
4.10		—	Series Supplement, dated as of June 1, 1999, by and between Beverly Funding Corporation and The Chase Manhattan Bank (“1999-1 Series Supplement”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
4.11		—	First Amendment, dated as of July 14, 1999, to the 1999-1 Series Supplement (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
In accordance with item 601 (b) (4) (iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.’s long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.
10	.1*	—	Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.2*	—	1997 Long-Term Incentive Plan, as amended and restated as of June 1, 2001 (the “1997 LTIP”) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.3*	—	Beverly Enterprises, Inc. Non-Employee Directors’ Stock Option Plan, as amended and restated as of June 1, 2001 (the “Directors’ Option Plan”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.4*	—	Beverly Enterprises, Inc. Stock Grant Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.5*	—	Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.6*	—	Form of the Beverly Enterprises, Inc. Executive Life Insurance Plan Split Dollar Agreement (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.7*	—	Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10	.8*	—	Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.9*	—	Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.10*	—	Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.11*	—	Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)

Exhibit
Number			Description

10	.12*	—	Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.13*	—	Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992)
10	.14*	—	Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.15*	—	Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.16*	—	Amendment No. 6, effective as of January 1, 1996, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.17*	—	Amendment No. 7, effective as of September 1, 1997, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.18*	—	Amendment No. 8, dated as of December 11, 1997, to the Executive Retirement Plan, changing its name to the “Executive SavingsPlus Plan” (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.19*	—	Beverly Enterprises, Inc. Amended and Restated Supplemental Executive Retirement Plan effective as of April 1, 2000 (incorporated by reference to Exhibit 10.21 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.20*	—	Amendment Number One to the Beverly Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.21*	—	Beverly Enterprises, Inc. Amended and Restated Executive Deferred Compensation Plan effective July 1, 2000 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.22*†	—	Beverly Enterprises, Inc. Executive Deferred Compensation Plan effective December 31, 2002
10	.23*	—	Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10	.24*	—	Amendment No. 1, effective as of December 3, 1997, to the Directors’ Plan (incorporated by reference to Exhibit 10.26 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.25*	—	Beverly Enterprises, Inc.’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)
10	.26*	—	Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)

Exhibit
Number			Description

10	.27*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.28*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.29*	—	Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))
10	.30*	—	Severance Agreement and Release of Claims between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.31*	—	Employment Contract, made as of April 10, 2000, between Beverly Enterprises, Inc. and William R. Floyd (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.32*†	—	Employment Contract, made as of December 6, 2001, between Beverly Enterprises, Inc. and William R. Floyd
10	.33*†	—	Employment and Severance Agreement, made as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux
10	.34*†	—	Severance Agreement and Release of Claims made as of October 5, 2002, between Beverly Enterprises, Inc. and Bobby W. Stephens
10	.35*†	—	Employment Contract, made as of April 1, 2000, between Beverly Enterprises, Inc. and Douglas J. Babb
10	.36*†	—	Severance Agreement and Release of Claims made as of October 11, 2002, between Beverly Enterprises, Inc. and Michael J. Matheny
10	.37*†	—	Severance Agreement and Release of Claims made as of December 31, 2001, between Beverly Enterprises, Inc. and T. Jerald Moore
10	.38*	—	Employment Agreement, dated February 15, 2001 between Beverly Enterprises, Inc. and William A. Mathies (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10	.39*	—	Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its officers (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on September 22, 1997 (File No. 333-28521))
10	.40*	—	Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.’s Registration Statement of Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.41*	—	Retention Stock Option Agreement, effective as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10	.42*	—	Description of Non-Employee Directors Group Term Life Insurance Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number			Description

10	.43*	—	Performance based Stock Option Award to Jeffrey P. Freimark pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.44*	—	Performance based Stock Option Award to L. Darlene Burch pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.45*	—	Description of Long Term Disability Policy for William R. Floyd (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.46*	—	Employment Agreement made as of December 31, 2001 between Beverly Enterprises, Inc. and Jeffrey P. Freimark (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.47*	—	Demand Promissory Note made as of April 1, 2002 by Richard D. Skelly, Jr. for the benefit of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.48		—	Master Lease Document — General Terms and Conditions dated December 30, 1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California Corporation’s Annual Report on Form 10-K for the year ended December 31, 1985)
10.49		—	Agreement dated as of December 29, 1986 among Beverly California Corporation, Beverly Enterprises — Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California Corporation’s Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises — Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.50		—	Agreement to Sale of Nursing Home Properties dated as of July 13, 2001 among Beverly Enterprises Florida, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Savana Cay Manor, Inc., Vantage Healthcare Corporation, Peterson Health Care, Inc. and NMC of Florida, LLC (the “Florida Sale Agreement”) (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.51		—	First Amendment to Florida Sale Agreement, dated as of August 30, 2001 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.52		—	Second Amendment to Florida Sale Agreement, dated as of October 29, 2001 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Number			Description

10.53		—	Participation Agreement, dated as of August 28, 1998, among Vantage Healthcare Corporation, Petersen Health Care, Inc., Beverly Savana Cay Manor, Inc., Beverly Enterprises — Georgia, Inc., Beverly Enterprises — California, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Enterprises — Arkansas, Inc., Beverly Enterprises — Florida, Inc. and Beverly Enterprises — Washington, Inc. as Lessees and Structural Guarantors; Beverly Enterprises, Inc. as Representative, Construction Agent and Parent Guarantor; Bank of Montreal Global Capital Solutions, Inc. as Agent Lessor and Lessor; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency, Bank of America National Trust and Savings Association and Bank of Montreal, as Lenders; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency as Arranger; and Bank of Montreal as Co-Arranger and Syndication Agent and Administrative Agent for the Lenders with respect to the Lease Financing of New Headquarters for Beverly Enterprises, Inc., Assisted Living and Nursing Facilities for Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.54		—	Master Amendment No. 1 to Amended and Restated Participation Agreement and Amended and Restated Master Lease and Open-End Mortgage, entered into as of September 30, 1999, among Beverly Enterprises, Inc. as Representative, Construction Agent, Parent Guarantor and Lessee; Bank of Montreal Global Capital Solutions, Inc., as Lessor and Agent Lessor; and Bank of Montreal, as Administrative Agent, Arranger and Syndication Agent (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
10.55		—	Amendment No. 2 to Amended and Restated Participation Agreement entered into as of April 14, 2000 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.56		—	Amendment to Participation Agreement dated as of December 29, 2000 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.57		—	Master Amendment No. 3 to Amended and Restated Participation Agreement, dated as of April 25, 2001 (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.58		—	Amendment No. 4 to Amended and Restated Participation Agreement, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.59†	—	Amendment No. 5 to Amended and Restated Participation Agreement, dated as of December 20, 2002
10	.60†	—	Amendment No. 6 to Amended and Restated Participation Agreement, dated as of February 28, 2003 [Note: Confidential treatment has been requested for portions of this document.]
10.61		—	Master Services Agreement, dated as of September 18, 1997, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.41 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	.62†	—	Fifth Amendment to Master Services Agreement, dated as of January 1, 2003, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc.

Exhibit
Number			Description

10.63		—	Amended and Restated Credit Agreement, dated as of April 25, 2001, among Beverly Enterprises, Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York, as Issuing Bank and Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.64		—	Amendment No. 1 to the Credit Agreement, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.65†	—	Amendment No. 3 to the Credit Agreement, dated as of December 20, 2002
10	.66†	—	Amendment No. 4 to the Credit Agreement, dated as of February 28, 2003 [Note: Confidential treatment has been requested for portions of this document.]
10.67		—	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.68		—	Plea Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.69		—	Addendum to Plea Agreement (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.70		—	Settlement Agreement between the United States of America, Beverly Enterprises, Inc. and Domenic Todarello (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.71		—	Agreement Regarding the Operations of Beverly Enterprises — California, Inc. (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.72		—	Settlement Agreement, effective October 15, 2002, between the Centers for Medicare and Medicaid Services, United States Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.73		—	Permanent Injunction and Final Judgment entered on August 1, 2002 in People of the State of California v. Beverly Enterprises, Inc.; Beverly Health and Rehabilitation Services, Inc.; Beverly Enterprises — California, Inc.; and Beverly Healthcare — California, Inc., Superior Court of the State of California For the County of Santa Barbara (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.74		—	Waiver of Constitutional Rights and Plea Form and Court Finding and Order dated August 1, 2002 in The People of California v. Beverly Enterprises — California, Inc., Superior Court of the State of California For the County of Santa Barbara (S.C. No. 1094923) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.75		—	Investigation Conclusion letter dated August 1, 2002, from the State of California Department of Justice (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.76†	—	Loan Agreement dated as of December 24, 2002 between Beverly Enterprises — Washington, Inc. and Bank of America, N.A.

Exhibit
Number			Description

10	.77†	—	Guaranty dated December 24, 2002 between Beverly Enterprises, Inc. and Bank of America, N.A.
21	.1†	—	Subsidiaries of Registrant
23	.1†	—	Consent of Ernst & Young LLP, Independent Auditors

*	Exhibits 10.1 through 10.47 are management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

†	Filed herewith.