Form 10-Q
period 2003-03-31
BEVERLY ENTERPRISES INC
filed 2003-05-13
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares,

at April 30, 2003 — 107,174,048

BEVERLY ENTERPRISES, INC.

FORM 10-Q

MARCH 31, 2003

PART I

ITEM 1.     FINANCIAL STATEMENTS

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$122,119	$115,445
Accounts receivable — patient, less allowance for doubtful accounts: 2003 — $46,373; 2002 — $43,189	173,698	169,100
Accounts receivable — nonpatient, less allowance for doubtful accounts: 2003 — $1,480; 2002 — $1,347	4,545	6,799
Notes receivable, less allowance for doubtful notes: 2003 — $2,560; 2002 — $6,038	10,253	10,388
Operating supplies	13,394	13,980
Assets held for sale	7,169	36,418
Prepaid expenses and other	31,341	23,577

Total current assets	362,519	375,707
Property and equipment, net	793,294	789,283
Other assets:
Goodwill, net	63,274	63,377
Other, less allowance for doubtful accounts and notes: 2003 — $1,923; 2002 — $1,853	133,963	121,528

Total other assets	197,237	184,905

	$1,353,050	$1,349,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,736	$65,546
Accrued wages and related liabilities	94,650	98,206
Accrued interest	13,888	12,783
General and professional liabilities	77,025	77,025
Federal government settlement obligations	12,164	11,915
Liabilities held for sale	558	3,239
Other accrued liabilities	96,063	107,241
Current portion of long-term debt	39,798	41,463

Total current liabilities	399,882	417,418
Long-term debt	584,316	588,714
Other liabilities and deferred items	202,154	190,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2003 — 113,056,997; 2002 — 113,249,341	11,306	11,325
Additional paid-in capital	893,349	891,782
Accumulated deficit	(629,105)	(641,293)
Accumulated other comprehensive income (loss)	(187)	517
Treasury stock, at cost: 2003 — 8,340,985 shares; 2002 — 8,391,546 shares	(108,665)	(108,859)

Total stockholders’ equity	166,698	153,472

	$1,353,050	$1,349,895

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Net operating revenues	$586,022	$593,051
Interest income	1,212	1,096

Total revenues	587,234	594,147
Costs and expenses:
Operating and administrative:
Wages and related	351,397	357,742
Provision for insurance and related items	39,341	21,088
Other	157,112	151,770
Interest	16,977	17,186
Depreciation and amortization	17,755	18,853
Workforce reductions	1,187	—

Total costs and expenses	583,769	566,639

Income before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	3,465	27,508
Provision for income taxes	1,236	1,079

Income before discontinued operations and cumulative effect of change in accounting for goodwill	2,229	26,429
Discontinued operations, net of income taxes of $0	9,959	(5,925)
Cumulative effect of change in accounting for goodwill, net of income taxes of $0	—	(77,171)

Net income (loss)	$12,188	$(56,667)

Basic and diluted income (loss) per share of common stock:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.02	$0.25
Discontinued operations, net of income taxes	0.10	(0.06)
Cumulative effect of change in accounting for goodwill, net of income taxes	—	(0.74)

Net income (loss) per share of common stock	$0.12	$(0.54)

Shares used to compute net income (loss) per share	104,743	104,441

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$12,188	$(56,667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, including discontinued operations:
Depreciation and amortization	17,867	21,721
Provision for reserves on patient, notes and other receivables, net	10,745	12,903
Amortization of deferred financing costs	1,271	783
Workforce reductions	1,187	—
Cumulative effect of change in accounting for goodwill	—	77,171
Losses (gains) on dispositions of facilities, clinics and other assets, net	(10,168)	2,167
Insurance related accounts	13,662	7,822
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable — patient	(20,797)	(5,045)
Operating supplies	426	2,159
Prepaid expenses and other receivables	(6,831)	(2,471)
Accounts payable and other accrued liabilities	(7,888)	(49,489)
Income taxes payable	2,382	6,502
Other, net	(2,401)	(2,540)

Total adjustments	(545)	71,683

Net cash provided by operating activities	11,643	15,016
Cash flows from investing activities:
Capital expenditures	(7,274)	(28,907)
Proceeds from dispositions of facilities, clinics and other assets	38,129	153,790
Proceeds from (payments for) designated funds, net	(8,988)	124
Other, net	(3,580)	(5,801)

Net cash provided by investing activities	18,287	119,206
Cash flows from financing activities:
Repayments of long-term debt	(4,656)	(98,116)
Repayments of off-balance sheet financing	(16,783)	(42,901)
Proceeds from exercise of stock options	—	298
Deferred financing costs	(1,817)	(43)

Net cash used for financing activities	(23,256)	(140,762)

Net increase (decrease) in cash and cash equivalents	6,674	(6,540)
Cash and cash equivalents at beginning of period	115,445	89,343

Cash and cash equivalents at end of period	$122,119	$82,803

Supplemental schedule of cash flow information:
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$14,633	$17,029
Income tax refunds, net	(1,146)	(5,423)

See accompanying notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

Note 1.     General

Basis of Presentation

      References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to Beverly Enterprises, Inc. and its wholly owned subsidiaries and not to any other person.

      We have prepared these condensed consolidated financial statements, without audit. In management’s opinion, these financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 and 2002 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. Our results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for a full year.

      Results of operations for the first quarter of 2002 have been restated for the cumulative effect of a change in accounting for goodwill of $77.2 million, net of income taxes, or $0.74 per share, resulting from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      Certain prior year amounts have been reclassified to conform with the 2003 presentation.

      The Company’s website — www.beverlycares.com — provides access to the Company’s Securities and Exchange Commission reports within 24 hours of filing.

Use of Estimates

      Accounting principles generally accepted in the United States require management to make estimates and assumptions when preparing financial statements that affect:

•	the reported amounts of assets and liabilities at the date of the financial statements; and

•	the reported amounts of revenues and expenses during the reporting period.

      They also require management to make estimates and assumptions regarding contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Transfers of Financial Assets

      The Company has an agreement to sell, on an ongoing basis, certain of its patient accounts receivable through a revolving sales structure and retains servicing responsibilities for the transferred receivables. The Company accounts for the transfers of receivables as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the related patient accounts receivable are not included in the consolidated balance sheets.

      During 2003 and 2002, the Company, through its wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc. (“BHRS”), sold on a revolving basis certain Medicaid and Veterans Administra-

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003
(Unaudited)

Note 1.	General — (Continued)

tion patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity, Beverly Funding Corporation (“BFC”) at a discount of 1%. These daily transactions constitute true sales of receivables for which BFC bears the risk of collection.

      Activities related to the revolving sales structure with BFC were as follows for the three months ended March 31 (in thousands):

	2003	2002

New receivables sold	$208,040	$217,477
Cash collections remitted	205,589	203,257
Fees received for servicing	531	512
Loss on the sale of receivables	2,080	2,175

      BHRS provides invoicing and collection services related to the receivables for a market-based servicing fee. BHRS recognizes a loss for the 1% discount at the time of sale which is included in “Other operating and administrative costs and expenses” and in “Net cash provided by operating activities” in our condensed consolidated financial statements. The loss on sale and the servicing fee revenue are not considered material to the Company’s operating results or cash flows.

Revenues

      Approximately 80% of our net operating revenues for the three months ended March 31, 2003 and 2002, is derived from federal and state medical assistance programs (primarily Medicare and Medicaid). We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

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

      Compliance with laws and regulations governing the Medicare and Medicaid programs is subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and possible exclusion from the Medicare and Medicaid programs. In addition, under the Medicare program, if the federal government makes a formal demand for reimbursement, even related to contested items, payment must be made for those items before the provider is given an opportunity to appeal and resolve the issue.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003
(Unaudited)

Note 1.	General — (Continued)

Comprehensive Income (Loss)

      Comprehensive income (loss) includes charges and credits to stockholders’ equity not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three months ended March 31 (in thousands):

	2003	2002

Net income (loss)	$12,188	$(56,667)
Net unrealized losses on available-for-sale securities, net of income taxes	(704)	(577)

Comprehensive income (loss)	$11,484	$(57,244)

      Accumulated other comprehensive income (loss), net of income taxes, primarily consists of net unrealized losses on available-for-sale securities of approximately $192,000 at March 31, 2003 and unrealized gains of approximately $512,000 at December 31, 2002.

Note 2.	Workforce Reductions

      During the three months ended March 31, 2003, we recorded net pre-tax charges totaling approximately $1.2 million for workforce reductions primarily related to 27 associates who were notified in the first quarter of 2003 that their positions were eliminated. The $1.2 million net pre-tax charges included the following:

•	$1.5 million of cash expenses, approximately $745,000 of which was paid during the three months ended March 31, 2003; and

•	non-cash expenses of approximately $125,000 related to the vesting of restricted stock, net of approximately $391,000 due to the cancellation of restricted stock.

      The following table summarizes activity in our estimated workforce reductions and exit costs for the three months ended March 31 (in thousands):

	2003		2002

	Workforce		Workforce
	Reductions	Exit Costs	Reductions	Exit Costs

Balance beginning of year	$5,418	$4,991	$7,631	$15,030
Charged to operations	1,187	1,275	—	—
Cash payments	(3,112)	(1,180)	(3,527)	(6,460)
Stock transactions	92	—	(957)	—
Reversals	—	—	—	—

Balance end of quarter	$3,585	$5,086	$3,147	$8,570

Note 3.	Discontinued Operations

      During the fourth quarter of 2002, a formal plan was approved by our Board of Directors to pursue the sale of our Matrix segment and MK Medical business unit. The decision to sell these non-strategic assets was made primarily to allow us to further reduce our debt level and to reinvest in facilities, technology and other business opportunities consistent with our strategic objectives.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003
(Unaudited)

Note 3.	Discontinued Operations — (Continued)

      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the remaining assets and liabilities of Matrix and the assets of MK Medical have been classified in the “held for sale” asset and liability line items in the accompanying consolidated balance sheets. The related asset carrying values have been adjusted, if appropriate, to reflect the estimated fair values less costs to sell. In addition, we have included certain non-operational nursing facilities, which we expect to dispose of in 2003, in assets held for sale in the accompanying consolidated balance sheets.

      A summary of the asset and liability line items from which the reclassifications have been made at March 31, 2003 is as follows (in thousands):

		MK
	Matrix	Medical	Nursing	Total

Current assets	$1,950	$1,043	$—	$2,993
Property and equipment, net	1,049	1,341	1,353	3,743
Goodwill	332	—	—	332
Other assets	24	77	—	101

Total assets held for sale	$3,355	$2,461	$1,353	$7,169

Current liabilities held for sale	$558	$—	$—	$558

      During January 2003, we sold the outpatient rehabilitation clinic operations and the managed care network of Matrix for gross cash proceeds of $36.0 million. During February 2003, we sold one non-operational nursing facility for $5.5 million, including cash and a $4.1 million note receivable. Also during the first quarter of 2003, we sold, closed or terminated the leases on five nursing facilities (345 beds) and certain other assets for cash proceeds of approximately $617,000. We recognized net pre-tax gains of approximately $10.3 million as a result of our first quarter 2003 disposal activities. The operations of Matrix, the nursing facilities and other assets were immaterial to our consolidated financial position and results of operations. We expect to sell the remaining Matrix operations, MK Medical operations and the remaining non-operational nursing facilities during 2003.

      The results of operations of Matrix and MK Medical, as well as the five nursing facilities sold in the first quarter of 2003, have been reported as discontinued operations for both periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations for the first quarter of 2003 are the gains and losses on sales and exit costs relative to disposal transactions. A summary of the discontinued operations of Matrix, MK Medical and the five nursing facilities sold, closed or terminated for the three months ended March 31 is as follows (in thousands):

	2003				2002

		MK	Nursing			MK	Nursing
	Matrix	Medical	Facilities	Total	Matrix	Medical	Facilities	Total

Net operating revenues	$7,881	$2,863	$2,327	$13,071	$22,366	$4,547	$2,876	$29,789

Operating income (loss)	$611	$(753)	$(261)	$(403)	$57	$(5,944)	$(38)	$(5,925)
Gain (loss) on sale and exit costs	11,138	(14)	(762)	10,362	—	—	—	—

Discontinued operations, net of income taxes of $0	$11,749	$(767)	$(1,023)	$9,959	$57	$(5,944)	$(38)	$(5,925)

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003
(Unaudited)

Note 4.	Income Taxes

      The provisions for income taxes of $1.2 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively, primarily relate to current state income taxes estimated to be due in “separate return” filing states where we conduct business. The provisions differ from those calculated using the federal statutory rate due to changes in the valuation allowance, established at December 31, 2001, for net deferred tax assets. In 2003, the valuation allowance decreased primarily due to the reversal of temporary differences in conjunction with the Matrix disposition and associated with certain MK Medical related costs, which were partially offset by an increase in the net operating loss carryforwards. In 2002, the valuation allowance decreased primarily due to taxable income for the first quarter, which was partially offset by net operating loss carryforwards.

Note 5.	Acquisitions

      In March 2003, we acquired three leased properties (358 beds) that were subject to our off-balance sheet lease arrangement for cash of approximately $16.8 million. These acquisitions were in accordance with the 2003 amendments to our credit facility and our off-balance sheet lease arrangement.

Note 6.	Stockholders’ Equity

      Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), issued on December 31, 2002, amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to provide alternative methods of transitioning to the fair value method of accounting for stock-based compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based compensation. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant, and are accounted for under the intrinsic value method. We are in full compliance with the current accounting rules surrounding stock-based compensation. However, the Board of Directors and management are carefully reviewing and considering the expensing of stock options in our consolidated statements of operations. Currently, we believe that adopting fair value accounting would be premature since the accounting standard setters, both in the United States and internationally, are reviewing and could revise the stock option accounting model by the end of 2003.

      For purposes of pro forma disclosures, the estimated fair market value of all stock options currently outstanding is amortized to expense over the respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net income (loss) and basic and diluted net income (loss) per share assuming we accounted for our stock option grants using the fair value method in accordance with SFAS No. 123, for the three months ended March 31 (in thousands except per share amounts):

	2003	2002

Reported net income (loss)	$12,188	$(56,667)
Stock grant compensation expense	1,165	1,369

Pro forma net income (loss)	$11,023	$(58,036)

Reported basic and diluted net income (loss) per share	$0.12	$(0.54)

Pro forma basic and diluted net income (loss) per share	$0.11	$(0.56)

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003
(Unaudited)

Note 6.	Stockholders’ Equity — (Continued)

      In order to adopt the recognition provisions of SFAS No. 148 on a prospective basis, under the current rules we must make this election during the year ending December 31, 2003 and change to fair value accounting for stock options. The prospective method of recognizing the fair value of stock-based compensation requires compensation expense to be recorded only on stock options granted in the year the recognition provisions are adopted as well as grants in subsequent years. All options issued in years prior to adopting the fair value recognition provisions continue to be accounted for under the intrinsic value method. We have not issued any options to date in 2003 and do not anticipate a material amount of options being granted this year. Therefore, adopting the prospective method in 2003 would not have a material impact on our consolidated results of operations. We will continue to evaluate the transition provisions of SFAS No. 148 throughout 2003.

      In April 2003, we issued approximately 2.5 million shares of restricted stock to certain officers and other employees. These shares vest one-third per year over the three years following the grant date. These restricted stock grants were made, along with certain cash incentives, as part of a program designed to retain key associates. If these additional shares had been issued prior to January 1, 2003, the Company’s net income per share for the three months ended March 31, 2003 would have been reduced by $.01 to $.11 per share diluted. We recognize compensation for our restricted stock grants at the fair market value of our common stock on the date of grant, amortized over the respective vesting periods on a straight-line basis.

Note 7.	Contingencies and Legal Proceedings

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

      There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. (See “Part II, Item 1. Legal Proceedings”).

Note 8.	Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments. Our operations are organized into three primary segments:

•	Nursing Facilities, which provide long-term healthcare through the operation of skilled nursing facilities and assisted living centers;

•	AEGIS, which provides rehabilitation therapy services under contract to Beverly and non-Beverly facilities; and

•	Home Care, which provides home health, hospice and home medical equipment services. A portion of this segment, MK Medical, was held for sale as of March 31, 2003 and as such, its operations are included in discontinued operations in the accompanying condensed consolidated statements of operations.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003
(Unaudited)

Note 8.	Segment Information — (Continued)

      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing			All		Discontinued
	Facilities	AEGIS	Home Care	Other(1)	Total	Operations(2)

Three months ended March 31, 2003
Revenues from external customers	$553,736	$16,075	$14,327	$1,884	$586,022	$13,071
Intercompany revenues	—	42,289	—	—	42,289	—
Interest income	587	9	—	616	1,212	—
Interest expense	3,947	—	8	13,022	16,977	32
Depreciation and amortization	15,517	222	201	1,815	17,755	114
Pre-tax income (loss)	10,898	12,164	172	(19,769)	3,465	9,959
Goodwill	48,832	—	14,594	(152)	63,274	—
Total assets	1,142,284	16,409	30,124	158,417	1,347,234	5,816
Capital expenditures	5,357	212	30	1,313	6,912	362
Three months ended March 31, 2002
Revenues from external customers	$565,938	$11,062	$16,444	$(393)	$593,051	$29,789
Intercompany revenues	—	40,608	—	626	41,234	—
Interest income	366	10	5	715	1,096	3
Interest expense	4,703	—	—	12,483	17,186	35
Depreciation and amortization	16,872	107	226	1,648	18,853	2,868
Pre-tax income (loss)	38,618	10,519	(643)	(20,986)	27,508	(5,925)
Goodwill	47,407	—	14,594	(213)	61,788	3,790
Total assets	1,261,160	13,581	34,728	102,346	1,411,815	50,666
Capital expenditures	25,861	239	621	1,245	27,966	941

(1)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. These amounts also include pre-tax charges totaling approximately $1.2 million in 2003 for workforce reductions.

(2)	In accordance with the provisions of SFAS No. 144, the results of operations of Matrix, MK Medical and certain nursing facilities have been reclassified, for all periods presented, as discontinued operations. The remaining assets and liabilities of Matrix are classified as held for sale and the assets of MK Medical and certain non-operational nursing facilities are classified as held for sale at March 31, 2003. Prior to the sale of the Matrix outpatient therapy clinics and managed care network in the first quarter of 2003, Matrix was one of our primary operating segments.

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

The Board of Directors

Beverly Enterprises, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Beverly Enterprises, Inc. as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Beverly Enterprises, Inc. as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, not presented in the Company’s Form 10-Q, and in our report dated February 19, 2003, except for Notes 8 and 9 as to which the date is February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, included in the Company’s Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Little Rock, Arkansas

May 6, 2003

BEVERLY ENTERPRISES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

(Unaudited)

General

Forward Looking Statements

      This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service, refinance and comply with our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions are forward-looking statements.

      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include, but are not limited to:

•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•	the effects of adopting new accounting standards;

•	liabilities and other claims asserted against the Company, including patient care liabilities, as well as the resolution of lawsuits brought about by the announcement or settlement of federal government investigations and the announcement of increases in reserves for patient care liabilities (see “Part II, Item 1. Legal Proceedings”);

•	our ability to predict future reserve levels for patient care liabilities;

•	our ability to execute strategic divestitures in a timely manner at fair value;

•	our ability to improve our fundamental business processes and reduce costs throughout the organization;

•	our ability to attract and retain qualified personnel;

•	the availability and terms of capital to fund acquisitions, capital improvements and ongoing operations;

•	the competitive environment in which we operate;

•	our ability to maintain and increase census levels; and

•	demographic changes.

      Investors should also refer to “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of various governmental regulations and other operating factors

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

relating to the healthcare industry and the risks inherent in them. Given these risks and uncertainties, we can give no assurances that any forward-looking statements, which speak only as of the date of this report will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

Critical Accounting Policy Update

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

      The majority of our auto liability and workers’ compensation risks are insured through loss-sensitive insurance policies with affiliated and unaffiliated insurance companies. For our general and professional liabilities, we are responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits in certain prior policy years. The Company’s retained liabilities are estimated by our independent actuaries twice a year using the most recent trends of claims, settlements and other relevant data. On an undiscounted basis, these liabilities totaled approximately $244.4 million at March 31, 2003. On our financial statements, these liabilities are discounted at 10% to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge for the first quarter of 2003 of $1.6 million. Based on information provided by our independent actuaries, we estimate our range of discounted exposure for these liabilities to be $192.7 million to $209.4 million. At March 31, 2003, our recorded reserves for these liabilities totaled $204.7 million. We believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and other services.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Stock-Based Awards

      See “Item 1. Note 6” for a summary of our pro forma net income (loss) and basic and diluted net income (loss) per share assuming we accounted for our stock option grants using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Operating Results

First Quarter 2003 Compared to First Quarter 2002

Results of Operations — Continuing Operations

      We reported net income from continuing operations for the first quarter of 2003 of $2.2 million, compared to $26.4 million for the same period in 2002. Net income from continuing operations for the first quarter of 2003 included pre-tax charges for workforce reductions totaling approximately $1.2 million.

Net Operating Revenues

      We reported net operating revenues of $586.0 million during the first quarter of 2003, compared to $593.1 million for the same period in 2002. The decrease of approximately $7.1 million consists of the following:

•	a decrease of $16.6 million due to dispositions during 2002;

•	an increase of $4.9 million from growth in AEGIS’ non-Beverly therapy business;

•	an increase of $3.5 million primarily due to the openings of two newly constructed facilities and two hospice centers; and

•	an increase of $1.1 million in facilities which we operated during each of the quarters ended March 31, 2003 and 2002 (“same facility operations”).

      The increase in net operating revenues of $1.1 million from same facility operations for the quarter ended March 31, 2003, as compared to the same period in 2002, consists of the following:

•	$11.7 million due to an increase in Medicaid and private payment rates;

•	increases of $3.0 million due to a positive shift in our patient mix and $4.2 million of various other items;

•	partially offset by $9.9 million due to a net decrease in Medicare payment rates associated with the October 1, 2002 elimination of certain Medicare add-on payments; and

•	$7.9 million due to a decline in same facility census.

      Approximately 95% of our total net operating revenues for the quarters ended March 31, 2003 and 2002, were derived from services provided by our Nursing Facilities segment.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating and Administrative Expenses

      We reported operating and administrative expenses of $547.9 million during the first quarter of 2003 compared to $530.6 million for the same period in 2002. The increase of approximately $17.3 million consists of the following:

•	an increase of $29.1 million in same facility operations;

•	an increase of $2.3 million primarily due to the openings of two newly constructed facilities and two hospice centers; and

•	a decrease of $14.1 million due to dispositions during 2002.

      The increase in operating and administrative expenses of $29.1 million from same facility operations for the quarter ended March 31, 2003, as compared to the same period in 2002, was due primarily to the following:

•	$18.3 million increase in our provision for insurance; and

•	$7.6 million increase in wages and related expenses primarily due to an increase in our weighted average wage rates and an increase in nursing hours per patient day.

      Our provision for insurance and related items increased for the first quarter of 2003 as compared to the same period in 2002 primarily as a result of an increase in the actuarial projection of losses for patient care liabilities and an increase in premium and other costs associated with our various insurance programs. We adjust our accruals for prior policy year patient care liabilities and our accrual of expected losses for the current year based primarily on actuarial studies conducted twice per year. Adjustments to premiums and other costs are recorded as incurred.

Depreciation and Amortization

      Depreciation and amortization expense decreased to $17.8 million for the quarter ended March 31, 2003, as compared to $18.9 million for the same period in 2002 primarily due to asset impairments recorded in the fourth quarter of 2002.

Discontinued Operations

      The results of operations of Matrix and MK Medical, as well as the five nursing facilities sold in the first quarter of 2003, have been reported as discontinued operations for both periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations for the first quarter of 2003 are the gains and losses on sales and exit costs relative to disposal transactions. A summary of the discontinued operations of Matrix, MK Medical and the five nursing facilities sold, closed or terminated for the three months ended March 31 is as follows (in thousands):

	2003				2002

		MK	Nursing			MK	Nursing
	Matrix	Medical	Facilities	Total	Matrix	Medical	Facilities	Total

Net operating revenues	$7,881	$2,863	$2,327	$13,071	$22,366	$4,547	$2,876	$29,789

Operating income (loss)	$611	$(753)	$(261)	$(403)	$57	$(5,944)	$(38)	$(5,925)
Gain (loss) on sale and exit costs	11,138	(14)	(762)	10,362	—	—	—	—

Discontinued operations, net of income taxes of $0	$11,749	$(767)	$(1,023)	$9,959	$57	$(5,944)	$(38)	$(5,925)

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

      At March 31, 2003, we had approximately $122.1 million in cash and cash equivalents. We anticipate $32.8 million of this cash balance at March 31, 2003, while not legally restricted, will be utilized primarily to fund certain general liability and workers’ compensation claims and expenses. At March 31, 2003, we had approximately $75.2 million of availability under our credit facility, with utilization being for standby letters of credit primarily in support of certain insurance programs, security deposits and debt or guaranteed debt obligations. At March 31, 2003, we had negative working capital of approximately $37.4 million reflected on our condensed consolidated balance sheet.

      Net cash provided by operating activities for the three months ended March 31, 2003, was approximately $11.6 million compared to approximately $15.0 million for the same period in 2002. Net cash provided by investing activities and net cash used in financing activities were approximately $18.3 million and $23.3 million, respectively, for the three months ended March 31, 2003. We received net cash proceeds of approximately $38.1 million from the sale of our Matrix outpatient therapy clinics and managed care network and dispositions of nursing facilities and other assets. These net proceeds, along with cash generated from operations, were used to repay approximately $4.7 million of long-term debt, to reduce $16.8 million of off-balance sheet financing, to set aside certain designated funds of approximately $9.0 million and to fund capital expenditures totaling approximately $7.3 million. The designated fund payments included amounts set aside as collateral for certain workers’ compensation policies and for our off-balance sheet lease arrangement, as well as funds set aside for a case that is under appeal.

      In February 2003, we executed amendments to our credit facility and our off-balance sheet lease arrangement which provide for, among other things:

•	modification of certain financial covenant levels;

•	changes in the interest rates on our borrowings;

•	the pledging of additional assets as collateral for certain of the lenders;

•	use of a portion of the proceeds from the sales of assets to repay obligations or reduce available borrowings;

•	reduced availability under the credit facility ($100.0 million at March 31, 2003); and

•	accelerated maturity for the lease arrangement to the same date as our credit facility and various other items.

      We believe we will be able to comply with the amended covenants throughout 2003 and the availability under our credit facility, if required, is expected to be adequate to supplement any liquidity needs in 2003.

      In 2002, we completed a full evaluation of our nursing home portfolio, which included the identification of non-strategic facilities and facilities that account for a disproportionate share of projected patient care liability costs. As a result of this analysis, we expect to divest a significant portion of our current nursing home capacity this year and next. This process represents a significant acceleration of our strategy to strengthen the nursing home portfolio. Over the next three years, we also will be implementing initiatives to improve our fundamental business processes and plan to reduce costs by approximately $40.0 million throughout the organization. We can give no assurance that we will be able to execute the divestiture strategy in a timely manner at fair values or that we will be able to reduce costs to achieve our stated objective within the time period projected.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      We currently anticipate that cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of approximately $39.8 million, to make normal recurring annual net capital additions and improvements of approximately $50.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending March 31, 2004. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

Obligations and Commitments

      We have off-balance sheet debt guarantees of approximately $26.1 million that primarily arose from our sale of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have approximately $15.7 million of minimum rental commitments remaining through the initial lease terms. In addition, we guarantee an officer’s bank loan of approximately $200,000, which is collateralized by shares of our common stock pledged by the officer.

      During the first quarter of 2003, we acquired three of the leased properties under our off-balance sheet lease arrangement for cash of approximately $16.8 million. Accordingly, our obligation under this arrangement was reduced to $52.7 million.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under Item 7A.

ITEM 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14(c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

      (b) Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION
March 31, 2003
(Unaudited)

ITEM 1.	Legal Proceedings

      (a) As previously reported, on October 2, 1998, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Arkansas by Jack Kushner against the Company and certain of its officers (the “Class Action”). Plaintiffs filed a second amended complaint on September 9, 1999, which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the federal government’s investigation of our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. By order and judgment dated October 17, 2001, defendants’ motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs appealed this decision to the Eighth Circuit Court of Appeals (Case No. 01-3677). On January 23, 2003, the Eighth Circuit entered an order affirming the district court’s order dismissing the case with prejudice. The plaintiffs appealed the order of the Eighth Circuit en banc, but, on February 27, 2003, the Eighth Circuit denied the petition. The Eighth Circuit issued a mandate denying the petition and ordering the district court to enforce its ruling and dismiss the case. If the plaintiffs decide to petition for a writ of certiorari to the United States Supreme Court within 90 days, plaintiffs may move to stay the mandate pending the filing of this petition.

      (b) On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on behalf of the Company against various current and former officers and directors. We learned of this case when it was served on one defendant on January 22, 2003. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that the Company failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.

      (c) As previously disclosed, we notified federal and California healthcare regulatory authorities (Centers for Medicare and Medicaid Services, Office of Inspector General, the California Attorney General’s office and the California Department of Health) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date Beverly acquired the unit. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions, and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we have established a reserve, included in “Other accrued liabilities” on the condensed consolidated balance sheet in the amount of $18.0 million to cover potential overpayments from government payors for the period from October 1, 1998 to 2002. We have advised regulatory authorities of the results of the accounting firm’s review. Our liability with respect to this matter could exceed the reserved amount. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.

PART II

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION (Continued)
March 31, 2003
(Unaudited)

      (d) On August 16, 2002, August 26, 2002, and September 26, 2002, respectively, Ernest Baer v. Beverly Enterprises, Inc., et al. (CIV. No. 02-2190), Stanley V. Kensic v. Beverly Enterprises, Inc., et al. (CIV. No. 02-2193) and Charles Krebs v. Beverly Enterprises, Inc., et al. (CIV. No. 02-2222) were filed in the United States District Court, Western District of Arkansas, Fort Smith Division. These cases were filed as purported securities fraud class actions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

      These cases separately name Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. In early March 2003, these cases were consolidated as In re Beverly Enterprises Securities Litigation. On April 30, 2003, plaintiffs filed an amended complaint. Due to the preliminary state of this action, the Company is unable to assess the probable outcome of the case. We can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

      (e) As previously reported, the following derivative lawsuits have been filed in the state courts of Arkansas and Delaware, as well as the federal district court in Arkansas, assertedly on behalf of the Company (collectively, the “Derivative Actions”):

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

      Due to the preliminary state of the Derivative Actions, we are unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. However, we can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

PART II

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION (Continued)
March 31, 2003
(Unaudited)

      (f) We are party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. We have experienced an increasing trend in the number and severity of the claims asserted against us. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

      (g) There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 6(a).	Exhibits

Exhibit
Number

15	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements

ITEM 6(b).	Reports on Form 8-K

      On February 20, 2003, the Company filed a report on Form 8-K, which included a press release announcing its operating results for the 2002 fourth quarter.

      On March 28, 2003, the Company filed a report on Form 8-K, which included the transmittal letter and certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as correspondence in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

Dated: May 13, 2003

By:	/s/ PAMELA H. DANIELS

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William R. Floyd, Chairman of the Board, President and Chief Executive Officer of Beverly Enterprises, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Beverly Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

/s/ WILLIAM R. FLOYD

William R. Floyd
Chairman of the Board, President
and Chief Executive Officer

Date:     May 13, 2003

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey P. Freimark, Executive Vice President and Chief Financial and Information Officer of Beverly Enterprises, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Beverly Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

/s/ JEFFREY P. FREIMARK

Jeffrey P. Freimark
Executive Vice President and
Chief Financial and Information Officer

Date:     May 13, 2003

EXHIBIT INDEX

Exhibit
Number	Description

15	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements