Form 10-Q
period 2003-06-30
BEVERLY ENTERPRISES INC
filed 2003-08-12
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares,

at July 31, 2003 — 107,126,986

BEVERLY ENTERPRISES, INC.

FORM 10-Q

JUNE 30, 2003

PART I

ITEM 1.     FINANCIAL STATEMENTS

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$134,534	$115,445
Accounts receivable — patient, less allowance for doubtful accounts: 2003 — $40,588; 2002 — $43,189	177,199	169,100
Accounts receivable — nonpatient, less allowance for doubtful accounts: 2003 — $1,562; 2002 — $1,347	13,835	6,799
Notes receivable, less allowance for doubtful notes: 2003 — $2,920; 2002 — $6,038	9,932	10,388
Operating supplies	12,261	13,980
Assets held for sale	6,357	36,418
Prepaid expenses and other	38,935	23,577

Total current assets	393,053	375,707
Property and equipment, net	786,711	789,283
Other assets:
Goodwill, net	58,593	63,377
Other, less allowance for doubtful accounts and notes: 2003 — $5,096; 2002 — $1,853	118,161	121,528

Total other assets	176,754	184,905

	$1,356,518	$1,349,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,169	$65,546
Accrued wages and related liabilities	104,411	98,206
Accrued interest	12,745	12,783
General and professional liabilities	80,874	77,025
Federal government settlement obligations	12,462	11,915
Liabilities held for sale	680	3,239
Other accrued liabilities	119,829	107,241
Current portion of long-term debt	35,692	41,463

Total current liabilities	426,862	417,418
Long-term debt	557,202	588,714
Other liabilities and deferred items	186,293	190,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2003 — 115,423,783; 2002 — 113,249,341	11,542	11,325
Additional paid-in capital	893,499	891,782
Accumulated deficit	(611,614)	(641,293)
Accumulated other comprehensive income	1,292	517
Treasury stock, at cost: 2003 — 8,301,795 shares; 2002 — 8,391,546 shares	(108,558)	(108,859)

Total stockholders’ equity	186,161	153,472

	$1,356,518	$1,349,895

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net operating revenues	$558,337	$564,328	$1,105,236	$1,117,899
Interest income	1,175	1,045	2,385	2,135

Total revenues	559,512	565,373	1,107,621	1,120,034
Costs and expenses:
Operating and administrative:
Wages and related	333,779	330,779	663,137	665,640
Provision for insurance and related items	39,051	42,732	72,668	60,425
Other	147,599	148,799	296,192	293,939
Interest	16,276	16,041	32,811	32,706
Depreciation and amortization	16,710	19,120	33,015	36,811
Florida insurance reserve adjustment	—	22,179	—	22,179
California investigation settlement and related costs	(925)	6,300	(925)	6,300
Adjustment to estimated reserves related to settlements of federal government investigations	—	(6,940)	—	(6,940)
Asset impairments, workforce reductions and other unusual items	771	—	1,958	—

Total costs and expenses	553,261	579,010	1,098,856	1,111,060

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	6,251	(13,637)	8,765	8,974
Provision for income taxes	1,201	1,331	2,437	2,410

Income (loss) before discontinued operations and cumulative effect of change in accounting for goodwill	5,050	(14,968)	6,328	6,564
Discontinued operations, net of income taxes of $0	12,441	954	23,351	(74)
Cumulative effect of change in accounting for goodwill, net of income taxes of $0	—	—	—	(77,171)

Net income (loss)	$17,491	$(14,014)	$29,679	$(70,681)

Net income (loss) per share of common stock:
Basic and diluted:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.05	$(0.14)	$0.06	$0.06
Discontinued operations, net of income taxes	0.11	0.01	0.22	—
Cumulative effect of change in accounting for goodwill, net of income taxes	—	—	—	(0.74)

Net income (loss) per share of common stock	$0.16	$(0.13)	$0.28	$(0.68)

Shares used to compute basic net income (loss) per share	107,156	104,731	105,956	104,587

Shares used to compute diluted net income (loss) per share	107,161	104,731	105,959	104,587

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$29,679	$(70,681)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, including discontinued operations:
Depreciation and amortization	35,811	43,986
Provision for reserves on patient, notes and other receivables, net	18,380	24,978
Amortization of deferred financing costs	2,422	1,562
Florida insurance reserve adjustment	—	22,179
California investigation settlement and related costs	(925)	6,300
Adjustment to estimated reserves related to settlements of federal government investigations	—	(6,940)
Asset impairment, workforce reductions and other unusual items	1,958	—
Cumulative effect of change in accounting for goodwill	—	77,171
(Gains) losses on dispositions of facilities, clinics and other assets, net	(41,109)	2,354
Insurance related accounts	17,239	17,424
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable — patient	(30,569)	9,810
Operating supplies	843	2,262
Prepaid expenses and other receivables	(8,908)	(5,015)
Accounts payable and other accrued liabilities	(2,509)	(53,632)
Income taxes payable	2,323	5,719
Other, net	(4,189)	(6,173)

Total adjustments	(9,233)	141,985

Net cash provided by operating activities	20,446	71,304
Cash flows from investing activities:
Capital expenditures	(17,369)	(61,143)
Proceeds from dispositions of facilities, clinics and other assets	134,955	156,876
Payments for designated funds, net	(5,538)	(124)
Other, net	(5,765)	(2,536)

Net cash provided by investing activities	106,283	93,073
Cash flows from financing activities:
Repayments of long-term debt	(35,876)	(104,882)
Repayments of off-balance sheet financing	(69,456)	(42,901)
Proceeds from exercise of stock options	—	1,605
Deferred financing costs	(2,308)	(76)

Net cash used for financing activities	(107,640)	(146,254)

Net increase in cash and cash equivalents	19,089	18,123
Cash and cash equivalents at beginning of period	115,445	89,343

Cash and cash equivalents at end of period	$134,534	$107,466

Supplemental schedule of cash flow information:
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$31,442	$34,003
Income tax payments (refunds), net	177	(3,309)

See accompanying notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
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

      We have prepared these condensed consolidated financial statements, without audit. In management’s opinion, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. Our results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results for a full year.

      Results of operations for the six months ended June 30, 2002 have been restated for the cumulative effect of a change in accounting for goodwill of approximately $77.2 million, net of income taxes, or $0.74 per share, resulting from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

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

Transfers of Financial Assets

      The Company has an agreement to sell, on an ongoing basis, certain of its patient accounts receivable through a revolving sales structure and retains servicing responsibilities for the transferred receivables. The Company accounts for the transfers of receivables as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the related patient accounts receivable are not included in the consolidated balance sheets.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003
(Unaudited)

Note 1.	General — (Continued)

      During 2003 and 2002, the Company, through its wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc. (“BHRS”), sold on a revolving basis certain Medicaid and Veterans Administration patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity, Beverly Funding Corporation (“BFC”) at a discount of 1%. These daily transactions constitute true sales of receivables for which BFC bears the risk of collection.

      Activities related to the revolving sales structure with BFC were as follows for the three-month and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

New receivables sold	$214,569	$215,531	$422,609	$433,008
Cash collections remitted	213,970	220,761	419,559	424,018
Fees received for servicing	534	551	1,065	1,063
Loss on the sale of receivables	2,146	2,155	4,226	4,330

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

Revenues

      Approximately 80% of our net operating revenues for the three-month and six-month periods ended June 30, 2003 and 2002, was derived from federal and state medical assistance programs (primarily Medicare and Medicaid). We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

      All providers participating in the Medicare and Medicaid programs are required to meet certain financial cost reporting requirements. Federal and state regulations generally require the submission of annual cost reports covering revenues, costs and expenses associated with the services provided to Medicare beneficiaries and Medicaid recipients. Annual cost reports are subject to routine audits and retroactive adjustments. These audits often require several years to reach the final determination of amounts due to, or by, us under these programs.

      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are revised in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. We believe adequate provision has been made to reflect any adjustments that could result from audits of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term.

      Compliance with laws and regulations governing the Medicare and Medicaid programs is subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and possible exclusion from the Medicare and Medicaid programs. In addition, under the Medicare program, if the

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003
(Unaudited)

Note 1.	General — (Continued)

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

Comprehensive Income (Loss)

      Comprehensive income (loss) includes charges and credits to stockholders’ equity not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three-month and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$17,491	$(14,014)	$29,679	$(70,681)
Net unrealized gains (losses) on available-for-sale securities, net of income taxes	1,479	301	775	(276)

Comprehensive income (loss)	$18,970	$(13,713)	$30,454	$(70,957)

      Accumulated other comprehensive income, net of income taxes, primarily consists of net unrealized gains on available-for-sale securities of approximately $1.3 million at June 30, 2003 and unrealized gains of approximately $512,000 at December 31, 2002.

Earnings Per Share

      Shares used to compute basic net income (loss) per share for the three-month and six-month periods ended June 30, 2003 and 2002, and diluted net income (loss) per share for the three-month and six-month periods ended June 30, 2002, include the weighted average outstanding shares during the corresponding periods. Shares used to compute diluted net income (loss) per share for the three-month and six-month periods ended June 30, 2003 include the weighted average outstanding shares plus the dilutive effect of employee stock options during the corresponding periods. Diluted earnings per share does not include the impact of approximately 8.2 million of employee stock options outstanding for the three-month and six-month periods ended June 30, 2003 because their effect would have been antidilutive.

Note 2.	Asset Impairments, Workforce Reductions and Other Unusual Items

      During the six-month period ended June 30, 2003, we recorded net pre-tax charges totaling approximately $2.0 million, including $361,000 for asset impairments, $1.8 million for workforce reductions, approximately $273,000 of other unusual items, net of an adjustment of $447,000 primarily resulting from the settlement of a previously impaired asset at a price above the carrying value. The $1.8 million for workforce reductions, which primarily related to 102 associates who were notified in 2003 that their positions will be eliminated, included the following:

•	approximately $2.1 million of cash expenses, approximately $1.5 million of which was paid during the six months ended June 30, 2003; and

•	non-cash expenses of approximately $125,000 related to the vesting of restricted stock, less approximately $400,000 due to the cancellation of restricted stock.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003
(Unaudited)

Note 2.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

      During the six-month period ended June 30, 2002, we recorded net pre-tax charges totaling $21.5 million, consisting of the following:

•	approximately $22.2 million for prior policy-year patient care liability costs related to our Florida facilities which had been previously sold;

•	$6.3 million related to the settlement and related costs of investigation for patient care issues at certain California nursing homes (the “California investigation settlement”); and

•	partially offset by a decrease of approximately $6.9 million in reserves established in conjunction with previous settlements of federal government investigations.

      The following table summarizes activity in our accruals for estimated workforce reductions and exit costs (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	Workforce	Exit	Workforce	Exit	Workforce	Exit	Workforce	Exit
	Reductions	Costs	Reductions	Costs	Reductions	Costs	Reductions	Costs

Balance beginning of period	$3,585	$5,086	$3,147	$8,570	$5,418	$4,991	$7,631	$15,030
Charged to operations	584	158	—	—	1,771	1,433	—	—
Cash payments	(1,169)	(283)	(1,299)	(1,650)	(4,281)	(1,463)	(4,826)	(8,110)
Stock transactions	(8)	—	(70)	—	84	—	(1,027)	—
Reversals/adjustments	75	34	(284)	—	75	34	(284)

Balance end of period	$3,067	$4,995	$1,494	$6,920	$3,067	$4,995	$1,494	$6,920

Note 3.	Discontinued Operations

      During the fourth quarter of 2002, a formal plan was approved by our Board of Directors to pursue the sale of our Matrix segment and MK Medical business unit. The decision to sell these non-strategic assets was made primarily to allow us to further reduce our debt level and to reinvest in facilities, technology and other business opportunities consistent with our strategic objectives.

      During the six months ended June 30, 2003, we disposed of the following facilities, clinics and other assets:

•	27 nursing facilities (3,426 beds), two assisted living centers (61 units) and certain other assets for cash proceeds totaling approximately $91.0 million;

•	the outpatient rehabilitation clinic operations and the managed care network of our former Matrix segment for cash proceeds of $36.0 million;

•	the Care Focus business unit of our Home Care segment for cash proceeds of approximately $6.4 million received in the second quarter of 2003, with additional contingent cash proceeds of approximately $1.2 million expected to be received in the third quarter of 2003; and

•	one non-operational nursing facility for $5.5 million, including cash and a $4.1 million note receivable.

      We recognized net pre-tax gains of approximately $40.8 million as a result of these 2003 disposal activities. The operations of Matrix, the nursing facilities and Care Focus were immaterial to our consolidated

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003
(Unaudited)

Note 3.	Discontinued Operations — (Continued)

financial position and results of operations. We expect to sell the remaining Matrix and MK Medical operations during 2003.

      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the remaining assets and liabilities of Matrix and the assets of MK Medical have been classified in the “held for sale” asset and liability line items in the accompanying consolidated balance sheets. The related asset carrying values have been adjusted, if appropriate, to reflect the estimated fair values less costs to sell. In addition, we have included certain non-operational assets, which we expect to dispose of in 2003, in assets held for sale in the accompanying consolidated balance sheets.

      A summary of the asset and liability line items from which the reclassifications have been made at June 30, 2003 is as follows (in thousands):

		MK	Other
	Matrix	Medical	Assets	Total

Current assets	$1,799	$966	$—	$2,765
Property and equipment, net	1,052	792	1,315	3,159
Goodwill	332	—	—	332
Other assets	24	77	—	101

Total assets held for sale	$3,207	$1,835	$1,315	$6,357

Current liabilities held for sale	$680	$—	$—	$680

      The results of operations of the disposed facilities, clinics and other assets in the six-month period ended June 30, 2003, as well as the results of operations of the held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are the gains and losses on sales, additional impairments and exit costs relative to these transactions. A summary of the discontinued operations for the three-month and six-month periods ended June 30 is as follows (in thousands):

	2003					2002

		MK	Nursing	Care			MK	Nursing	Care
	Matrix	Medical	Facilities	Focus	Total	Matrix	Medical	Facilities	Focus	Total

Three months ended June 30
Net operating revenues	$3,436	$2,718	$33,394	$5,006	$44,554	$22,335	$3,061	$38,719	$5,435	$69,550

Operating income (loss)	$(213)	$(1,098)	$(430)	$649	$(1,092)	$981	$(4,113)	$3,531	$555	$954
Gain (loss) on sale and exit costs	(198)	14	30,017	620	30,453	—	—	—	—	—
Impairments and other unusual items(a)	—	(540)	(16,380)	—	(16,920)	—	—	—	—	—

Discontinued operations, net of income taxes of $0	$(411)	$(1,624)	$13,207	$1,269	$12,441	$981	$(4,113)	$3,531	$555	$954

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003
(Unaudited)

Note 3.	Discontinued Operations — (Continued)

	2003					2002

		MK	Nursing	Care			MK	Nursing	Care
	Matrix	Medical	Facilities	Focus	Total	Matrix	Medical	Facilities	Focus	Total

Six months ended June 30
Net operating revenues	$11,533	$5,567	$69,860	$9,981	$96,941	$44,701	$7,608	$76,936	$10,611	$139,856

Operating income (loss)	$108	$(1,851)	$(192)	$1,391	$(544)	$1,040	$(10,057)	$7,663	$1,280	$(74)
Gain (loss) on sale and exit costs	10,940	—	29,255	620	40,815	—	—	—	—	—
Impairments and other unusual items(a)	—	(540)	(16,380)	—	(16,920)	—	—	—	—	—

Discontinued operations, net of income taxes of $0	$11,048	$(2,391)	$12,683	$2,011	$23,351	$1,040	$(10,057)	$7,663	$1,280	$(74)

(a)	Includes an accrual for the purchase of incremental patient care liability insurance on disposed nursing facilities.

Note 4.	Income Taxes

      The provisions for income taxes for the three-month and the six-month periods ended June 30, 2003 and 2002, primarily relate to current state income taxes estimated to be due in “separate return” filing states where we conduct business. The provisions differ from those calculated using the federal statutory rate due to changes in the valuation allowance for net deferred tax assets established at December 31, 2001. In 2003, the valuation allowance decreased primarily due to the reversal of temporary differences associated with the Matrix disposition and certain MK Medical related costs, which were partially offset by an increase in the net operating loss carryforwards. In 2002, the valuation allowance decreased primarily due to taxable income for the six-month period ended June 30, 2002, which was partially offset by net operating loss carryforwards.

Note 5.	Acquisitions

      During 2003, we acquired the remaining six leased properties (649 beds) and our corporate office, which had been subject to our off-balance sheet lease arrangement for cash of approximately $69.5 million. These acquisitions were in accordance with the 2003 amendments to our credit facility and our off-balance sheet lease arrangement. The acquisitions were primarily funded with the proceeds from the sale of nursing facilities, the outpatient rehabilitation clinics and Care Focus.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003
(Unaudited)

Note 6.	Stockholders’ Equity — (Continued)

our consolidated statements of operations. Currently, we believe that adopting fair value accounting would be premature since the accounting standard setters, both in the United States and internationally, are reviewing and could revise the stock option accounting rules by the end of 2003.

      For purposes of pro forma disclosures, the estimated fair market value of all stock options currently outstanding is amortized to expense over the respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net income (loss) and basic and diluted net income (loss) per share assuming we accounted for our stock option grants using the fair value method in accordance with SFAS No. 123, for the three-month and six-month periods ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Reported net income (loss)(a)	$17,491	$(14,014)	$29,679	$(70,681)
Stock option compensation expense	1,862	2,064	3,312	3,764

Pro forma net income (loss)	$15,629	$(16,078)	$26,367	$(74,445)

Reported basic and diluted net income (loss) per share	$0.16	$(0.13)	$0.28	$(0.68)

Pro forma basic and diluted net income (loss) per share	$0.15	$(0.15)	$0.25	$(0.71)

(a)	Includes total charges to our condensed consolidated statements of operations related to restricted stock grants for the three-month periods ended June 30, 2003 and 2002 of approximately $655,000 and approximately $349,000, respectively, and for the six-month periods ended June 30, 2003 and 2002 of approximately $761,000 and approximately $667,000, respectively.

      In order to adopt the recognition provisions of SFAS No. 148 on a prospective basis, under the current rules we must make this election during the year ending December 31, 2003 and change to fair value accounting for stock options. The prospective method of recognizing the fair value of stock-based compensation requires compensation expense to be recorded only on stock options granted in the year the recognition provisions are adopted as well as grants in subsequent years. All options issued in years prior to adopting the fair value recognition provisions would continue to be accounted for under the intrinsic value method. We do not anticipate a material amount of options being granted this year. Therefore, adopting the prospective method in 2003 would not have a material impact on our consolidated results of operations. We will continue to evaluate the transition provisions of SFAS No. 148 throughout 2003.

      In April 2003, we issued approximately 2.5 million shares of restricted stock to certain officers and other employees. These shares vest one-third per year over the three years following the grant date. These restricted stock grants were made, along with certain cash incentives, as part of a program designed to retain key associates. If these additional shares had been issued prior to January 1, 2003, there would have been no material impact on the Company’s net income per share for the six-month period ended June 30, 2003. We recognize compensation expense for our restricted stock grants at the fair market value of our common stock on the date of grant, amortized over the respective vesting periods on a straight-line basis.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003
(Unaudited)

Note 7.	Contingencies and Legal Proceedings

      A previously reported class action lawsuit filed in the United States District Court for the Eastern District of Arkansas by Jack Kushner against the Company and certain of its officers was dismissed with prejudice by the district court. The plaintiffs appealed to the Eighth Circuit, which affirmed the district court ruling. Further petition to the Eighth Circuit was denied and plaintiff did not petition to the United States Supreme Court.

      We are party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. Over the past few years, we have experienced an increasing trend in the number and severity of the claims asserted against us. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

      We are a party to various state and federal shareholder derivative actions that we have previously disclosed. Due to the preliminary state of these actions, we cannot assess the probable outcome of these actions or the materiality of the risk of loss. We can give no assurances of the ultimate impact of these proceedings on our consolidated financial position, results of operations or cash flows.

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

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments. Our operations are organized into three primary segments:

•	Nursing Facilities, which provide long-term healthcare through the operation of skilled nursing facilities and assisted living centers;

•	AEGIS, which provides rehabilitation therapy services under contract to Beverly and non-Beverly facilities; and

•	Home Care, which provides home health, hospice and home medical equipment products and services. A portion of this segment, MK Medical, was held for sale as of June 30, 2003 and as such, its operations are included in discontinued operations in the accompanying condensed consolidated statements of operations.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2003
(Unaudited)

Note 8.	Segment Information — (Continued)

      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing			All		Discontinued
	Facilities	AEGIS	Home Care	Other(1)	Total	Operations(2)

Three months ended June 30, 2003
Revenues from external customers	$527,701	$19,326	$10,133	$1,177	$558,337	$44,554
Intercompany revenues	43	39,582	—	388	40,013	—
Interest income	590	8	(1)	578	1,175	3
Interest expense	3,536	—	1	12,739	16,276	541
Depreciation and amortization	14,488	204	178	1,840	16,710	1,234
Pre-tax income (loss)	15,169	11,749	1,457	(22,124)	6,251	12,441
Goodwill	46,927	—	11,724	(390)	58,261	332
Total assets	1,089,195	21,042	24,625	215,299	1,350,161	6,357
Capital expenditures	6,069	427	32	3,286	9,814	281
Three months ended June 30, 2002
Revenues from external customers	$541,313	$13,026	$9,381	$608	$564,328	$69,550
Intercompany revenues	—	38,396	—	—	38,396	—
Interest income	417	8	10	610	1,045	(1)
Interest expense	3,623	—	—	12,418	16,041	565
Depreciation and amortization	17,103	148	204	1,665	19,120	3,145
Pre-tax income (loss)	38,948	9,498	(2,631)	(59,452)	(13,637)	954
Goodwill	46,576	—	21,159	(3,116)	64,619	—
Total assets	1,237,620	15,802	45,726	162,842	1,461,990	6,696
Capital expenditures	26,853	677	295	2,233	30,058	2,178
Six months ended June 30, 2003
Revenues from external customers	$1,047,299	$35,400	$19,485	$3,052	$1,105,236	$96,941
Intercompany revenues	43	79,329	—	388	79,760	—
Interest income	1,174	17	(1)	1,195	2,385	5
Interest expense	7,041	—	8	25,762	32,811	1,015
Depreciation and amortization	28,791	426	361	3,437	33,015	2,796
Pre-tax income (loss)	26,408	23,071	890	(41,604)	8,765	23,351
Goodwill	46,927	—	11,724	(390)	58,261	332
Total assets	1,089,195	21,042	24,625	215,299	1,350,161	6,357
Capital expenditures	11,042	639	62	4,563	16,306	1,063
Six months ended June 30, 2002
Revenues from external customers	$1,072,949	$24,088	$20,650	$212	$1,117,899	$139,856
Intercompany revenues	—	76,364	—	626	76,990	—
Interest income	777	18	15	1,325	2,135	8
Interest expense	7,804	—	—	24,902	32,706	1,121
Depreciation and amortization	32,832	255	411	3,313	36,811	7,175
Pre-tax income (loss)	74,447	18,966	(3,998)	(80,441)	8,974	(74)
Goodwill	46,576	—	21,159	(3,116)	64,619	—
Total assets	1,237,620	15,802	45,726	162,842	1,461,990	6,696
Capital expenditures	51,086	916	485	3,894	56,381	4,762

(1)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include: (a) pre-tax charges totaling approximately $771,000 and $2.0 million for the three-month and six-month periods ended June 30, 2003, respectively, for asset impairments, workforce reductions and other unusual items; and (b) pre-tax charges related to the Florida insurance reserve adjustment, the California investigation settlement and related costs and the adjustment to estimated reserves related to settlements of federal government investigations, netting to approximately $21.5 million for the three-month and six-month periods ended June 30, 2002.

(2)	In accordance with the provisions of SFAS No. 144, the results of operations of Matrix, MK Medical, Care Focus and certain nursing facilities have been reclassified, for all periods presented, as discontinued operations. The remaining assets and liabilities of Matrix are classified as held for sale and the assets of MK Medical and certain non-operational assets are classified as held for sale at June 30, 2003. Prior to the sale of the Matrix outpatient therapy clinics and managed care network in the first quarter of 2003, Matrix was one of our primary operating segments.

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

The Board of Directors

Beverly Enterprises, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Beverly Enterprises, Inc. as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Beverly Enterprises, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, not presented in the Company’s Form 10-Q, and in our report dated February 19, 2003, except for Notes 8 and 9 as to which the date is February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, included in the Company’s Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP SIG

Little Rock, Arkansas

August 5, 2003

BEVERLY ENTERPRISES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

(Unaudited)

General

Forward Looking Statements

      This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service, refinance, replace and comply with our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions are forward-looking statements.

      Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include, but are not limited to:

•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•	the effects of adopting new accounting standards;

•	liabilities and other claims asserted against the Company, including patient care liabilities, as well as the resolution of lawsuits brought about by the announcement or settlement of federal government investigations and the announcement of increases in reserves for patient care liabilities (see “Part II, Item 1. Legal Proceedings”);

•	our ability to predict future reserve levels for patient care and workers’ compensation liabilities;

•	our ability to execute strategic divestitures at fair value in a timely manner;

•	our ability to improve our fundamental business processes and reduce costs throughout the organization;

•	our ability to attract and retain qualified personnel;

•	the availability and terms of capital to fund acquisitions, capital improvements and ongoing operations;

•	the competitive environment in which we operate;

•	our ability to maintain and increase census levels; and

•	demographic changes.

      Investors should also refer to “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risks inherent in them. Given these risks and uncertainties, we can

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

give no assurances that any forward-looking statements, which speak only as of the date of this report will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

      The following discussion relates to the condensed consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Governmental Regulation and Reimbursement

      The Company and its facilities are subject to extensive regulation by federal, state and local agencies. Each facility must comply with regulations regarding staffing levels, patient care standards, occupational health and safety, patient confidentiality, billing and reimbursement, as well as environmental and biological hazards, among others. Additionally, government agencies have steadily increased their enforcement activity in this industry over the past several years, particularly with respect to large for-profit, multi-facility providers like us. This regulatory environment may force us to expend considerable resources to ensure compliance and respond to inspections, investigations or other enforcement actions. We believe the government will continue aggressive enforcement in the future.

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

      On June 30, 2003, plaintiffs seeking a temporary restraining order to delay the implementation of two Medicare Part B therapy caps scheduled to take effect July 1, 2003 entered into a settlement agreement with the Centers for Medicare and Medicaid Services (“CMS”). This agreement further delays the implementation of such caps until September 1, 2003. Upon implementation, the annual caps for 2003 of $1,590 for physical and speech therapy services and $1,590 for occupational therapy services, which have been adjusted for inflation, will be applied to services provided during the four-month period from September through December of 2003. Based on the historical volume of Part B therapy services provided in our nursing homes, the anticipated decrease in our annual net operating revenues resulting from reinstatement of the Part B therapy caps is expected to be approximately $13.8 million. Furthermore, our AEGIS annual outside therapy contract revenue will likely be reduced by an additional $5.0 million and AEGIS may be required to adjust therapy staffing levels to offset a portion of this revenue impact.

      CMS has announced two potential increases to nursing facility Medicare rates, which are each expected to be effective October 1, 2003. The first increase, which is proposed at 3.26%, is a cumulative correction for understated market basket increases that CMS has relied on since 1998. The second increase, which will be applied to the Medicare rates subsequent to them being adjusted for the 3.26% increase above, is the annual market basket increase for the federal fiscal year beginning October 1, 2003, which is currently proposed at 3.0%. Based on our current volume and mix of Medicare patients, we anticipate the combined impact of these proposed increases to result in an increase in our net operating revenues of approximately $7.8 million for the fourth quarter of 2003 and approximately $23.4 million for the first nine months of 2004, for an annual impact of approximately $31.2 million.

      On February 10, 2003, CMS published a proposed rule to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year for cost report periods beginning on or after October 1, 2003, which will be

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

effective for us January 1, 2004. Based on our current volume of Medicare bad debts, this proposed change would reduce our net operating revenues by approximately $1.6 million, $3.3 million and $4.9 million for 2004, 2005 and 2006, respectively.

Critical Accounting Policy Update

Patient Care Liability and Insurance Risks

      General and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. In addition, insurance coverage for patient care liability and certain other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and pay substantially higher premiums for reduced terms of coverage. The majority of our workers’ compensation and auto liability risks are insured through loss-sensitive insurance policies with affiliated and unaffiliated insurance companies. For our general and professional liabilities, we are responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits in certain prior policy years.

      The Company’s liabilities for general, professional and workers’ compensation risk are estimated by our independent actuaries twice a year using the most recent trends of claims, settlements and other relevant data. On an undiscounted basis, these liabilities totaled approximately $233.3 million at June 30, 2003. On our financial statements, these liabilities are discounted at 10% to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge for the six months ended June 30, 2003 of approximately $1.7 million. Based on information provided by our independent actuaries, we estimate our range of discounted exposure for these liabilities to be $190.4 million to $203.5 million. At June 30, 2003, our recorded reserves for these liabilities totaled approximately $194.6 million. We believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and other services.

Stock-Based Award

      See “Item 1. Note 6” for a summary of our pro forma net income (loss) and basic and diluted net income (loss) per share assuming we accounted for our stock option grants using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Operating Results

Second Quarter 2003 Compared to Second Quarter 2002

Results of Operations — Continuing Operations

      We reported net income from continuing operations for the second quarter of 2003 of approximately $5.1 million, compared to a net loss of approximately $15.0 million for the same period in 2002. Net income from continuing operations for the second quarter of 2003 included pre-tax charges for asset impairments, workforce reductions and other unusual items totaling approximately $771,000 and the reversal of $925,000 related to settlement and related costs accrued for the investigation of patient care issues at certain California nursing homes (the “California investigation settlement”). Net income from continuing operations for the

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

second quarter ended June 30, 2002, included net pre-tax charges totaling approximately $21.5 million, consisting of the following:

•	approximately $22.2 million for prior policy-year patient care liability costs related to our Florida facilities which had been previously sold;

•	$6.3 million related to the settlement and related costs for the California investigation settlement; and

•	partially offset by a decrease of approximately $6.9 million in reserves established in conjunction with previous settlements of federal government investigations.

Net Operating Revenues

      We reported net operating revenues of approximately $558.3 million during the second quarter of 2003, compared to approximately $564.3 million for the same period in 2002. Net operating revenues for the second quarter of 2003 and 2002 have been adjusted to exclude net operating revenues related to discontinued operations. The decrease of approximately $6.0 million consists of the following:

•	a decrease of approximately $9.9 million due to the dispositions of 20 nursing facilities, four home care centers and 10 outpatient clinics during 2002;

•	a decrease of approximately $5.1 million in facilities which we operated during each of the quarters ended June 30, 2003 and 2002 (“same facility operations”);

•	an increase of approximately $5.4 million from growth in AEGIS’ non-Beverly therapy business; and

•	an increase of approximately $3.6 million primarily due to the openings of two newly constructed nursing facilities, two hospice centers and two start-up businesses.

      The decrease in net operating revenues of approximately $5.1 million from same facility operations for the quarter ended June 30, 2003, as compared to the same period in 2002, consists of the following:

•	approximately $9.1 million due to a net decrease in Medicare payment rates associated with the October 1, 2002 elimination of certain Medicare add-on payments;

•	approximately $4.0 million due to a decline in same facility census and approximately $3.8 million of various other items;

•	partially offset by approximately $9.5 million due to an increase in Medicaid and private payment rates; and

•	increases of approximately $2.3 million due to a positive shift in our patient mix.

      Approximately 95% and 96% of our total net operating revenues for the quarters ended June 30, 2003 and 2002, respectively, were derived from services provided by our Nursing Facilities segment.

Operating and Administrative Expenses

      We reported operating and administrative expenses of approximately $520.4 million during the second quarter of 2003 compared to approximately $522.3 million for the same period in 2002. Operating and administrative expenses in each period have been adjusted to exclude operating and administrative expenses related to discontinued operations. The decrease of approximately $1.9 million consists of the following:

•	an increase of approximately $6.6 million in same facility operations;

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	an increase of approximately $2.5 million primarily due to the openings of two newly constructed nursing facilities, two hospice centers and two start-up businesses; and

•	a decrease of approximately $11.0 million due to dispositions during 2002.

      The increase in operating and administrative expenses of approximately $6.6 million from same facility operations for the quarter ended June 30, 2003, as compared to the same period in 2002, was due primarily to the following:

•	approximately $15.2 million net increase in wages and related expenses primarily due to an increase in our weighted average wage rates, an increase in nursing hours per patient day and an increase in associate incentives;

•	approximately $4.5 million decrease in the provision for uncollectible patient accounts receivable; and

•	approximately $3.7 million decrease in our provision for insurance (see below).

      During the second quarter of 2002, we recorded a pre-tax charge of $43.3 million to increase our reserves for prior policy-year patient care liability costs, including $22.2 million related to our previously operated Florida facilities and $21.1 million related to ongoing operations. Excluding the $21.1 million pre-tax charge amount from the comparison, our provision for insurance increased in the second quarter of 2003 by approximately $17.4 million from the comparable period in 2002. This was primarily as a result of an increase in the actuarial projection of losses from patient care liabilities, and an increase in premium and other costs associated with our various insurance programs, including an increase of $5.0 million in our workers’ compensation reserves in the second quarter of 2003. We adjust our accruals for prior policy-year patient care and workers’ compensation liabilities and our accrual of expected losses for the current year based primarily on actuarial studies conducted twice per year. Our mid-year 2003 actuarial study did not result in an adjustment to our patient care liability reserves. Adjustments to premiums and other costs are recorded as incurred.

Depreciation and Amortization

      Depreciation and amortization expense decreased to approximately $16.7 million for the quarter ended June 30, 2003, as compared to approximately $19.1 million for the same period in 2002 primarily due to the impact of asset impairments recorded in the fourth quarter of 2002 and the dispositions of, or lease terminations on, certain facilities in 2002.

Results of Operations — Discontinued Operations

      The results of operations of the disposed facilities, clinics and other assets in the six-month period ended June 30, 2003, as well as the results of operations of the held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are the gains and losses on sales, additional impairments

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and exit costs relative to these transactions. A summary of the discontinued operations for the three-month period ended June 30 is as follows (in thousands):

	2003					2002

		MK	Nursing	Care			MK	Nursing	Care
	Matrix	Medical	Facilities	Focus	Total	Matrix	Medical	Facilities	Focus	Total

Net operating revenues	$3,436	$2,718	$33,394	$5,006	$44,554	$22,335	$3,061	$38,719	$5,435	$69,550

Operating income (loss)	$(213)	$(1,098)	$(430)	$649	$(1,092)	$981	$(4,113)	$3,531	$555	$954
Gain (loss) on sale and exit costs	(198)	14	30,017	620	30,453	—	—	—	—	—
Impairments and other unusual items(a)	—	(540)	(16,380)	—	(16,920)	—	—	—	—	—

Discontinued operations, net of income taxes of $0	$(411)	$(1,624)	$13,207	$1,269	$12,441	$981	$(4,113)	$3,531	$555	$954

(a)	Includes an accrual for the purchase of incremental patient care liability insurance on disposed nursing facilities.

Six Months 2003 Compared to Six Months 2002

Results of Operations — Continuing Operations

      We reported net income from continuing operations for the six months ended June 30, 2003 of approximately $6.3 million, compared to approximately $6.6 million for the same period in 2002. Net income from continuing operations for the six months ended June 30, 2003 included pre-tax charges for asset impairments, workforce reductions and other unusual items totaling approximately $2.0 million and the reversal of $925,000 related to costs originally accrued for the California investigation settlement. Net income from continuing operations for the six months ended June 30, 2002 included net pre-tax charges totaling approximately $21.5 million as discussed above.

Net Operating Revenues

      We reported net operating revenues of approximately $1,105.2 million during the six months ended June 30, 2003, compared to approximately $1,117.9 million for the same period in 2002. Net operating revenues for the six months ended June 30, 2003 and 2002, have been adjusted to exclude net operating revenues related to discontinued operations. The decrease of approximately $12.7 million consists of the following:

•	a decrease of approximately $30.2 million due to the dispositions of 20 nursing facilities, four home care centers and 10 outpatient clinics during 2002;

•	a decrease of approximately $194,000 in facilities which we operated during each of the quarters ended June 30, 2003 and 2002 (“same facility operations”);

•	an increase of approximately $10.3 million from growth in AEGIS’ non-Beverly therapy business; and

•	an increase of approximately $7.4 million primarily due to the openings of two newly constructed nursing facilities, two hospice centers and two start-up businesses.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The decrease in net operating revenues of approximately $194,000 from same facility operations for the six months ended June 30, 2003, as compared to the same period in 2002, consists primarily of the following:

•	approximately $18.2 million due to a net decrease in Medicare payment rates associated with the October 1, 2002 elimination of certain Medicare add-on payments;

•	approximately $9.0 million due to a decline in same facility census;

•	partially offset by approximately $20.0 million due to an increase in Medicaid and private payment rates; and increases of approximately $5.1 million due to a positive shift in our patient mix and approximately $1.9 million of various other items.

      Approximately 95% and 96% of our total net operating revenues for the six months ended June 30, 2003 and 2002, respectively, were derived from services provided by our Nursing Facilities segment.

Operating and Administrative Expenses

      We reported operating and administrative expenses of approximately $1,032.0 million during the six months ended June 30, 2003 compared to approximately $1,020.0 million for the same period in 2002. Operating and administrative expenses for the six months ended June 30, 2003 and 2002, have been adjusted to exclude operating and administrative expenses related to discontinued operations. The increase of approximately $12.0 million consists of the following:

•	an increase of approximately $34.5 million in same facility operations;

•	an increase of approximately $4.7 million primarily due to the openings of two newly constructed nursing facilities and two hospice centers; and

•	a decrease of approximately $27.2 million due to dispositions during 2002.

      The increase in operating and administrative expenses of approximately $34.5 million from same facility operations for the six months ended June 30, 2003, as compared to the same period in 2002, was due primarily to the following:

•	approximately $23.3 million net increase in wages and related expenses primarily due to an increase in our weighted average wage rates and an increase in associate incentives; and

•	approximately $12.2 million increase in our provision for insurance (see Second Quarter 2003 Compared to Second Quarter 2002 for a discussion of this increase).

Depreciation and Amortization

      Depreciation and amortization expense decreased to approximately $33.0 million for the six months ended June 30, 2003, as compared to approximately $36.8 million for the same period in 2002 primarily due to the impact of asset impairments recorded in the fourth quarter of 2002 and the dispositions of, or lease terminations on, certain facilities in 2002.

Results of Operations — Discontinued Operations

      The results of operations of the disposed facilities, clinics and other assets in the six-month period ended June 30, 2003, as well as the results of the operations of the held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are the gains and losses on sales, additional impairments

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and exit costs relative to these transactions. A summary of the discontinued operations for the six-month period ended June 30 is as follows (in thousands):

	2003					2002

		MK	Nursing	Care			MK	Nursing	Care
	Matrix	Medical	Facilities	Focus	Total	Matrix	Medical	Facilities	Focus	Total

Net operating revenues	$11,533	$5,567	$69,860	$9,981	$96,941	$44,701	$7,608	$76,936	$10,611	$139,856

Operating income (loss)	$108	$(1,851)	$(192)	$1,391	$(544)	$1,040	$(10,057)	$7,663	$1,280	$(74)
Gain (loss) on sale and exit costs	10,940	—	29,255	620	40,815	—	—	—	—	—
Impairments and other unusual items(a)	—	(540)	(16,380)	—	(16,920)	—	—	—	—	—

Discontinued operations, net of income taxes of $0	$11,048	$(2,391)	$12,683	$2,011	$23,351	$1,040	$(10,057)	$7,663	$1,280	$(74)

(a)	Includes an accrual for the purchase of incremental patient care liability insurance on disposed nursing facilities.

      Results of operations for the six months ended June 30, 2002 have been restated for the cumulative effect of a change in accounting for goodwill of approximately $77.2 million, net of income taxes, or $0.74 per share, resulting from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

      At June 30, 2003, we had approximately $134.5 million in cash and cash equivalents. We anticipate approximately $36.0 million of this cash balance at June 30, 2003, while not legally restricted, will be utilized primarily to fund certain general liability and workers’ compensation claims and expenses. At June 30, 2003, we had approximately $50.9 million of availability under our credit facility, with utilization of approximately $39.8 million being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. Our credit facility matures in April 2004. We expect to be able to replace this facility on or prior to its maturity; however, no assurances can be made that we will be able to do so. At June 30, 2003, we had negative working capital of approximately $33.8 million reflected on our condensed consolidated balance sheet.

      Net cash provided by operating activities for the six months ended June 30, 2003 was approximately $20.4 million compared to approximately $71.3 million for the same period in 2002. The decrease in net cash provided by operating activities of $50.9 million was primarily related to a reduction in Medicare funding and an increase in our insurance and related costs, as well as an increase in our patient accounts receivable. While accounts receivable for our nursing facilities segment have continued to decline in 2003, and our cash collections continue to be in line with our generated revenues, the level of cash collections and reductions in accounts receivable that we experienced throughout 2002 have not continued. In addition, with the growth in our AEGIS non-Beverly contract business, we have experienced an increase in accounts receivable.

      Net cash provided by investing activities and net cash used in financing activities were approximately $106.3 million and $107.6 million, respectively, for the six months ended June 30, 2003. We received net cash

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

proceeds of approximately $135.0 million from the sales of certain of our nursing facilities, Matrix outpatient therapy clinics and managed care network, our Care Focus business unit and other assets. These net proceeds, along with cash generated from operations, were used to:

•	repay approximately $35.9 million of long-term debt;

•	reduce approximately $69.5 million of off-balance sheet lease financing;

•	set aside designated funds of approximately $5.5 million as collateral for certain workers’ compensation policies and for a case that is under appeal; and

•	fund capital expenditures totaling approximately $17.4 million.

      In February 2003, we executed amendments to our credit facility and our off-balance sheet lease arrangement which provide for, among other things:

•	modification of certain financial covenant levels;

•	changes in the interest rates on our borrowings;

•	the pledging of additional assets as collateral for certain of the lenders;

•	use of a portion of the proceeds from the sales of assets to repay obligations or reduce available borrowings;

•	reduced availability under the credit facility ($90.7 million at June 30, 2003); and

•	accelerated maturity for the lease arrangement to the same date as our credit facility and various other items.

      In accordance with these amendments, our availability under the credit facility was reduced to $100.0 million when we sold our Matrix outpatient clinics and managed care network, and was further reduced to $90.7 million in the second quarter of 2003 when we sold a portfolio of 18 nursing facilities and two assisted living centers. Under these amendments, our availability under the credit facility will not be reduced below $85.0 million as a result of future dispositions. We utilized a portion of the proceeds from the sale of these facilities to repurchase all outstanding properties under the off-balance sheet lease arrangement and that obligation has been satisfied. We believe we will be able to comply with the amended covenants throughout 2003 and the availability under our credit facility, if required, is expected to be adequate to supplement any liquidity needs in 2003.

      In 2002, we completed a full evaluation of our nursing home portfolio, which included the identification of non-strategic facilities and facilities that account for a disproportionate share of projected patient care liability costs. As a result of this analysis, we expect to divest a significant portion of our current nursing home capacity this year and next. We expect the successful completion of our divestiture strategy, while resulting in a significant reduction in our net operating revenues, will reduce our current patient care liability costs, reduce outstanding debt and strengthen the nursing home portfolio going forward. Over the next three years, we also will be implementing initiatives to improve our fundamental business processes and plan to reduce costs by approximately $40.0 million throughout the organization. We can give no assurance that we will be able to execute the divestiture strategy in a timely manner at fair values or that we will be able to reduce costs to achieve our stated objective within the time period projected.

      We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of approximately $35.7 million, to make normal recurring annual net capital additions and improvements of approximately $50.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ending June 30, 2004. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

Obligations and Commitments

      We have off-balance sheet debt guarantees of approximately $24.4 million that primarily arose from previous sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have approximately $22.5 million of minimum rental commitments remaining through the initial lease terms. In addition, we guarantee an officer’s bank loan of approximately $200,000 which is collateralized by shares of our common stock pledged by the officer.

      During 2003, we acquired six leased properties (649 beds) and our corporate office, which had been subject to our off-balance sheet lease arrangement, for cash of approximately $69.5 million. These acquisitions were in accordance with the 2003 amendments to our credit facility and our off-balance sheet lease arrangement. These acquisitions were primarily funded with the proceeds from the sale of nursing facilities, the outpatient rehabilitation clinics and Care Focus.

      The Company, through its wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc., sells on a revolving basis certain Medicaid and Veterans Administration patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity, Beverly Funding Corporation (“BFC”). BFC has $70.0 million of medium-term notes outstanding, which are collateralized by the purchased receivables. The medium-term notes currently mature in March 2005; however, according to the provisions of the notes, principal payments on these obligations, calculated based on quarterly collections of the underlying receivables, begin in the second quarter of 2004. Based on current collection trends, it is expected that these obligations will be paid off by the third quarter of 2004. At June 30, 2003 and December 31, 2002, the Company had an investment in BFC of approximately $31.0 million, included in “Other assets” on the condensed consolidated balance sheets, which approximated the excess level of receivables held by BFC to over collateralize the medium-term notes.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk because we utilize financial instruments. The market risks inherent in these instruments are attributable to the potential loss from adverse changes in the general level of U.S. interest rates. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt and notes receivable. During the six months ended June 30, 2003, we reduced our fixed rate debt by $35.9 million and our variable rate off-balance sheet obligations by $69.5 million and increased our fixed rate notes receivable by a net of $3.7 million. There have been no material changes in our overall market risk in 2003.

ITEM 4.	Controls and Procedures

      The Company maintains disclosure controls and procedures which are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by SEC Rule 13a-15(b), the Company has carried out an evaluation as of June 30, 2003, the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION
June 30, 2003
(Unaudited)

ITEM 1.	Legal Proceedings

      (a) As previously reported, on October 2, 1998, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Arkansas by Jack Kushner against the Company and certain of its officers (the “Class Action”). Plaintiffs filed a second amended complaint on September 9, 1999, which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the federal government’s investigation of our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. By order and judgment dated October 17, 2001, defendants’ motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs appealed this decision to the Eighth Circuit Court of Appeals (Case No. 01-3677). On January 23, 2003, the Eighth Circuit entered an order affirming the district court’s order dismissing the case with prejudice. The plaintiffs appealed the order of the Eighth Circuit en banc, but, on February 27, 2003, the Eighth Circuit denied the petition. The Eighth Circuit issued a mandate denying the petition and ordering the district court to enforce its ruling and dismiss the case. The plaintiffs did not petition for a writ of certiorari to the United States Supreme Court.

      (b) On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on behalf of the Company against various current and former officers and directors. We learned of this case when it was served on one defendant on January 22, 2003. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that the Company failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et al. and Flowers v. Floyd, et al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. Plaintiffs subsequently dismissed the Dunnes as plaintiffs. On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a scheduling order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190) to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

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

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
June 30, 2003
(Unaudited)

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

      (d) On August 16, 2002, August 26, 2002, and September 26, 2002, respectively, Ernest Baer v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2190), Stanley V. Kensic v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2193) and Charles Krebs v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2222) were filed in the United States District Court, Western District of Arkansas, Fort Smith Division. These cases were filed as purported securities fraud class actions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

      These cases separately name Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. In early March 2003, these cases were consolidated as In re Beverly Enterprises, Inc. Securities Litigation. On April 30, 2003, plaintiffs filed an amended complaint. On May 30, 2003, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed July 11, 2003. Due to the preliminary state of this action, the Company is unable to assess the probable outcome of the case. We can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

      (e) As previously reported, the following derivative lawsuits have been filed in the state court of Arkansas, as well as the federal district court in Arkansas, assertedly on behalf of the Company (collectively, the “Derivative Actions”):

•	Norman M. Lyons v. David R. Banks, et al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999, and the parties filed an Agreed Motion to Stay the proceedings on January 17, 2000;

•	Badger v. David R. Banks, et al., Case No. LR-C-99-881, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 30, 1999; and

•	Richardson v. David R. Banks, et al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999.

      The Badger and Richardson actions were ordered to be consolidated as In re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties agreed to stay the consolidated action pending the outcome of the motion to dismiss in the Class Action. In light of the dismissal of the Class Action, the Court entered a Scheduling Order dated July 17, 2003, which sets a trial date of March 29, 2004, for this case.

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

      Due to the preliminary state of the Derivative Actions, we are unable at this time to assess the probable outcome of the Derivative Actions or the materiality of the risk of loss. We can give no assurances of the

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
June 30, 2003
(Unaudited)

ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

      (f) We are party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. Over the past few years, we have experienced an increasing trend in the number and severity of the claims asserted against us. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

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

      On May 22, 2003, we held our Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing eight members to the Board of Directors, ratifying the appointment of Ernst & Young LLP as independent auditors for 2003, the amendment and re-approval of the Annual Incentive Plan and transacting such other business as may have properly come before the meeting or any adjournment thereof.

      The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

Director	For	Withheld

William R. Floyd	100,105,908	1,485,500
John D. Fowler, Jr.	99,452,977	2,138,431
James R. Greene	99,386,344	2,205,064
Edith E. Holiday	96,303,835	5,287,573
John P. Howe, III, M.D.	96,522,559	5,068,849
James W. McLane	99,446,901	2,144,507
Donald L. Seeley	99,447,523	2,143,885
Marilyn R. Seymann, Ph.D.	96,059,362	5,532,046

      The appointment of Ernst & Young LLP as independent auditors for 2003 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For	99,298,668
Against	2,223,194
Abstentions	69,546

      The amendment and re-approval of the Annual Incentive Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For	97,809,030
Against	3,618,506
Abstentions	163,872

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
June 30, 2003
(Unaudited)

ITEM 6(a).	Exhibits

Exhibit
Number

15.1	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 6(b).	Reports on Form 8-K

      On May 15, 2003, the Company filed a report on Form 8-K, which included a press release announcing its operating results for the 2003 first quarter.

      On May 13, 2003, the Company filed a report on Form 8-K, which included the transmittal letter and certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as correspondence in connection with the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

Dated: August 12, 2003

By:	/s/ PAMELA H. DANIELS

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

15.1	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002