Form 10-K/A
period 2002-12-31
BEVERLY ENTERPRISES INC
filed 2003-10-14
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

107,122,286

(Number of shares of common stock outstanding, net of treasury shares, as of September 30, 2003)

      Part III is incorporated by reference from the Proxy Statement for the Annual Stockholders Meeting held on May 22, 2003.

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Annual Report on Form 10-K/ A for the year ended December 31, 2002 (the “Form 10-K/ A”) to amend our Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000, to reflect reclassifications to discontinued operations and to modify related disclosures. Where considered appropriate, we have updated other items and disclosures in this Form 10K/A. We disposed of certain nursing facilities and our Care Focus business unit during the six months ended June 30, 2003, which have been reclassified to discontinued operations for all periods presented in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (“SEC”) reporting requirements. This document includes a Report of Ernst & Young LLP, Independent Auditors on the amended Consolidated Financial Statements. The filing of this Form 10-K/ A shall not be deemed an admission that the original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

      In this report, when we use words such as “today,” “recently,” “current” or “currently,” or phrases such as “as of the date hereof,” or “as of the date of this report,” we are referring to October 14, 2003, the date we filed this report with the SEC.

FORWARD-LOOKING STATEMENTS

      References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K/A has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Beverly Enterprises, Inc. and its wholly owned subsidiaries and not any other person. The Company’s website — www.beverlycares.com — provides access to the Company’s SEC reports within 24 hours of filing.

      This Annual Report on Form 10-K/A, and other information we provide from time to time, contains certain statements that are not historical facts and may be forward-looking statements within the meaning of United States federal securities law. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service, refinance, replace and comply with our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions are forward-looking statements. These forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by us in those statements. These risks, uncertainties and other factors include, among others:

•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the health care industry, including our compliance with such regulations;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•	the effects of adopting new accounting standards;

•	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of lawsuits brought about by the announcement or settlement of government investigations and the announcement of increases in reserves for patient care liabilities;

•	our ability to predict future reserve levels for patient care and workers’ compensation liabilities;

•	our ability to execute strategic divestitures in a timely manner at fair value;

•	our ability to improve our fundamental business processes and reduce costs throughout the organization;

•	our ability to attract and retain qualified personnel;

•	the availability and terms of capital to fund acquisitions, capital improvements and ongoing operations;

•	the competitive environment in which we operate;

•	our ability to maintain and increase census (volume of residents) levels; and

•	demographic changes.

      All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

General

      Our business consists principally of providing health care services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. As of August 31, 2003, we operated 423 nursing facilities with a total of 45,492 licensed beds. Our nursing facilities are located in 26 states and the District of Columbia and range in capacity from 24 to 355 licensed beds. (See Item 2 — Properties.) Our nursing facilities had average occupancy for continuing operations, based on operational beds, of 87.7% during each of the six months ended June 30, 2003 and the year ended December 31, 2002. As of August 31, 2003, we also operated 22 assisted living centers containing 621 units, 23 hospice and home care centers, and 10 outpatient clinics.

Industry Overview

      According to the Centers for Medicare & Medicaid Services (“CMS”), total United States health care spending is expected to grow at an average annual rate of 7.3% from 2002 through 2012. By these estimates, health care expenditures will account for $3.1 trillion, or 17.7%, of the gross domestic product by 2012. The nursing facility segment of the United States health care industry encompasses a broad range of health care services provided in skilled nursing facilities, including traditional skilled nursing care and specialty medical services. Nursing facility expenditures represent one of the largest components of national health care spending, totaling $103.7 billion in 2002.

      According to Aventis Pharmaceuticals’ Managed Care Digest SeriesTM, the long-term care industry consisted of 15,275 skilled nursing facilities and 1,721,241 nursing facility beds at December 31, 2002. The United States Census Bureau estimates, as of July 2002, there were 35.3 million people over the age of 65 in the United States, a number that is expected to grow by 52% to 53.7 million by 2020. The fastest growing segment of the population is comprised of people over the age of 85. As of July 2002, according to United States Census Bureau estimates, there were estimated to be 4.6 million people 85 years of age or older, and growth rates for this segment are expected to average 2.2% per year from 2002 through 2020.

      We believe that demand for long-term care will continue to grow due to longer average life expectancy, the growing segment of the United States population over 85 years of age and cost-containment efforts by third-party payors to encourage shorter stays in acute-care facilities. CMS predicts that nursing facility expenditures will grow from $103.7 billion in 2002 to $178.8 billion in 2012, representing a 5.6% compounded annual growth rate.

      Throughout the 1990s, there were numerous initiatives on the federal and state levels to achieve comprehensive reforms affecting the payment for, and availability of, health care services. Aspects of these initiatives included changes in reimbursement regulation by the Health Care Financing Administration (now CMS) and enhanced pressure to contain health care costs by Medicare, Medicaid and other third-party payors. The passage of the Balanced Budget Act of 1997 (the “Budget Act”) was designed to reduce and control the rate of increase in Medicare expenditures for services rendered by various providers. Specifically, the Budget Act eliminated the previously existing “cost-based” Medicare reimbursement system for skilled nursing facilities and implemented a prospective payment system, which reimburses skilled nursing facilities at a pre-determined rate based on health care services required by various categories of patients.

      Medicare is a federal health insurance program for people who are 65 or older, have been disabled for at least two consecutive years or have end-stage renal disease. Medicare provides health insurance benefits in two parts:

•	Hospital Insurance (Part A) covers inpatient hospital care and inpatient skilled nursing facility care for a limited period of up to 100 days, if medically necessary, after a qualifying hospital stay.

•	Medical Insurance (Part B) is supplemental insurance requiring monthly premium payments by the beneficiary, which covers physicians services and other outpatient services, such as physical, occupational, and speech therapy services, enteral nutrition and supplies and X-ray services received outside of a Part A covered inpatient stay.

      In November 1999, Congress passed the SCHIP Balanced Budget Refinement Act of 1999 (“BBRA”) and in December 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”). Both BBRA and BIPA were designed to mitigate certain reductions in Medicare reimbursement resulting from the Budget Act. Some of the increases in Medicare reimbursement for skilled nursing facilities provided for under BBRA and BIPA expired on September 30, 2002, the so-called “Medicare cliff.” Despite intensive lobbying efforts by the long-term care industry, Congress did not extend these Medicare funding provisions.

      However, CMS has announced two increases to skilled nursing facility Medicare rates, which were each effective October 1, 2003. The first increase of 3.26%, is a cumulative correction for understated market basket increases that CMS has relied upon since 1998. The second increase of 3.0%, which is applied to the Medicare rates subsequent to the 3.26% increase described above, is the annual market basket increase for the federal fiscal year beginning October 1, 2003. CMS estimates that these increases combined will result in an $850.0 million increase in Medicare payments to skilled nursing facilities for the federal fiscal year 2004.

      Certain of the Medicare increases provided under BBRA and BIPA remain in place today, including, among other things:

•	a 20% add-on for 12 high acuity non-therapy Resource Utilization Group (“RUG”) categories; and

•	a 6.7% add-on for all rehabilitation RUG categories.

      These add-ons will expire when CMS releases its refinements to the current RUG payment system. CMS has announced that these refinements will not be implemented until at least October 1, 2004.

      In addition, BBRA and BIPA provided for a three-year moratorium on the two $1,500 Part B therapy caps, which expired on December 31, 2002. The implementation of the Part B therapy caps was further delayed until September 1, 2003. The annual caps for 2003 of $1,590 for physical and speech therapy services combined and $1,590 for occupational therapy services, which have been adjusted for inflation, are being applied to services provided during the four-month period from September through December of 2003.

      On February 10, 2003, CMS published a proposed rule to reduce by 30% the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10% per year for cost report periods beginning on or after October 1, 2003.

Operations and Services

      Our operations are currently organized into three primary operating segments: Nursing Facilities, AEGIS and Home Care.

      Nursing Facilities. Our Nursing Facilities’ operations provide long-term health care and rehabilitation services through the operation of skilled nursing facilities and assisted living centers and accounted for approximately 95% of our net operating revenues for the six months ended June 30, 2003 and approximately 96% of our net operating revenues for the year ended December 31, 2002. Our facilities provide residents with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Our skilled nursing staff also provides complex and intensive medical services to residents with higher acuity needs outside the traditional acute-care hospital setting. We have designed our assisted living centers to provide residents with a greater degree of independence while still offering routine services and, if required, limited medical care.

      AEGIS. Our AEGIS segment provides rehabilitation therapy services under contract to our nursing facilities, as well as 455 third-party nursing facilities, and accounted for approximately 3% of our net operating revenues for the six months ended June 30, 2003 and approximately 2% of our net operating revenues for the year ended December 31, 2002. AEGIS offers skilled occupational, physical and speech therapy services designed to maximize function and independence, assist in recovery from medical conditions and compensate for remaining disabilities.

      Home Care. Our Home Care operations, which accounted for approximately 2% of our net operating revenues for each of the six months ended June 30, 2003 and the year ended December 31, 2002, primarily provide hospice services within our nursing facilities, in facilities operated by other health care providers and in patients’ homes. Our hospice services include palliative care for terminally ill patients, as well as pastoral, counseling and bereavement services for the families of hospice patients.

Revenue Sources

Overview

      We receive payments for services provided to patients from:

•	each of the states in which our facilities are located under the applicable Medicaid program;

•	the federal government under the Medicare program and the Department of Veterans Affairs; and

•	private payors, including commercial insurers and managed care payors.

      The following table sets forth for the periods indicated:

•	nursing facility patient days derived from the indicated sources of payment as a percentage of total nursing facility patient days; and

•	revenues derived from the indicated sources of payment as a percentage of total net operating revenues.

	Medicaid		Medicare		Private and Other

	Patient Days	Revenues	Patient Days	Revenues	Patient Days	Revenues

Six Months Ended:
June 30, 2003.	70%	52%	12%	27%	18%	21%
June 30, 2002.	70%	52%	11%	27%	19%	21%
Years Ended:
December 31, 2002	71%	53%	11%	26%	18%	21%
December 31, 2001	71%	54%	10%	25%	19%	21%
December 31, 2000	71%	56%	10%	22%	19%	22%

      Changes in the mix of our patient population among the Medicaid, Medicare and private categories can significantly affect our revenues and profitability. In most states, private patient care is the most profitable, and Medicaid patient care is the least profitable. We receive ancillary revenues by providing occupational, physical, speech, respiratory and intravenous therapy, as well as through sales of pharmaceuticals and other services.

Reimbursement by Medicaid Programs

      Medicaid programs currently exist in all of the 26 states, and the District of Columbia, in which we operate nursing facilities. These programs differ in certain respects from state to state, but they are all subject to federal-imposed requirements. At least 50% of the funds available under these programs is provided by the federal government under a matching program.

      Currently, many state Medicaid programs use a cost-based reimbursement system. This means that a facility is reimbursed for the reasonable direct and indirect allowable costs it incurs in providing routine patient care services (as defined by the programs). In addition, certain states provide for efficiency incentives, subject to certain cost ceilings. These reasonable costs normally include certain allowances for administrative and general costs, as well as the costs of property and equipment (e.g., depreciation and interest, fair rental allowance or rental expense).

      State Medicaid reimbursement programs vary as to the level of allowable costs that are reimbursed to operators. In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, reimbursements made to a facility that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future reimbursements to the facility and to other facilities owned by the same operator. Still other states reimburse facilities based upon costs from a prior base year, adjusted for inflation. Several states in which we currently operate have enacted reimbursement programs that are based on patient acuity versus traditional cost-based methodologies. Many other states are actively developing reimbursement systems based on patient acuity or that follow a methodology similar to Medicare’s prospective payment system (see below). We are unable to estimate the ultimate impact of any changes in state reimbursement programs on our future consolidated financial position, results of operations, or cash flows.

      While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have done so in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. In August 1997, the Budget Act was signed into law. The Budget Act broadened the states’ authority to develop their own standards for setting payment rates. The law requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility’s ability to challenge rates later. Currently, several states in which we have substantial operations are experiencing deficits in their fiscal operating budgets. There can be no assurance that these states, as well as other states in which we operate, will not reduce payment rates.

      Under the Nursing Home Resident Protection Amendments of 1999, a nursing facility that decides to withdraw from a state Medicaid program and continue operations is required to continue providing care to Medicaid and non-Medicaid residents who were residing at the facility on the day before the effective date of the withdrawal.

Reimbursement by Medicare

      Health care system reform and concerns over rising Medicare costs have been priorities for both the federal and state governments. The Budget Act included numerous program changes directed at balancing the federal budget. In addition to the Medicaid changes described above, the legislation changed Medicare policy in a number of ways, including the phase-in of the Medicare prospective payment system (“PPS”) for skilled nursing facilities. PPS reimburses a skilled nursing facility based upon the acuity level of Medicare patients. Acuity level is determined by classifying a patient into one of 44 RUG categories, based on the nature of the patient’s condition and services needed.

      In 1999 and 2000, refinements were made to the Budget Act. These refinements restored substantial Medicare funding to skilled nursing facilities and other health care providers originally eliminated by the Budget Act. Certain of these refinements were eliminated effective September 30, 2002, including, among other things:

•	a 16.66% add-on to the nursing component of all 44 RUG categories; and

•	a 4% overall increase in the adjusted rates for all 44 RUG categories.

      Our net operating revenues were reduced in 2002 by $13.5 million as a result of the elimination of these add-ons in the fourth quarter. We anticipate our net operating revenues will decline an additional $40.6 million from 2002, for an annual impact of $54.2 million. While it is possible that the federal government may restore some or all of these payments in the future, we can give no assurances that will occur, or if it should occur, when it might happen and whether it will be retroactive.

      A number of the refinements made in 1999 and 2000 remain in place today, including, among other things:

•	a 20% add-on for 12 high acuity non-therapy RUG categories; and

•	a 6.7% add-on for all rehabilitation RUG categories.

      These add-ons are scheduled to expire when CMS releases their refinements to the current RUG payment system. CMS has announced that these refinements will not be implemented until at least October 1, 2004. We generate $39.6 million in annual net operating revenues related to these add-ons. We cannot currently predict when CMS will release its refinements nor can we predict what their ultimate impact will be on our operating results or cash flows.

      In addition, the 1999 and 2000 refinements to the Budget Act included a three-year moratorium on the two $1,500 Part B therapy caps, which expired on December 31, 2002. On February 7, 2003, CMS announced that the Part B therapy caps would be implemented on July 1, 2003 on a prospective basis only. On June 30, 2003, however, plaintiffs seeking a temporary restraining order to delay the implementation of the Medicare Part B therapy caps scheduled to take effect on July 1, 2003 entered into a settlement agreement with CMS. This agreement further delayed the implementation of such caps until September 1, 2003. The annual caps for 2003 of $1,590 for physical and speech therapy services combined and $1,590 for occupational therapy services, which have been adjusted for inflation, will be applied to services provided during the four-month period from September through December of 2003. Based on the historical volume of Part B therapy services we have provided in our nursing facilities, we anticipate a decrease in our annual net operating revenues resulting from reinstatement of the Part B therapy caps of $13.8 million. Furthermore, our AEGIS annual outside therapy contract revenue will likely be reduced by an additional $5.0 million and AEGIS may be required to adjust therapy staffing levels to offset a portion of this revenue impact.

      CMS has announced two increases to nursing facility Medicare rates, which were effective October 1, 2003. The first increase of 3.26% is a cumulative correction for understated market basket increases that CMS has relied on since 1998. The second increase of 3.0%, which is applied to the Medicare rates subsequent to being adjusted for the 3.26% increase above, is an annual market basket increase for the federal fiscal year beginning October 1, 2003. Based on our current volume and mix of Medicare patients, we anticipate the combined impact of these increases to result in an increase in our net operating revenues of $7.8 million for the fourth quarter of 2003 and $23.4 million for the first nine months of 2004, for an annual impact of $31.2 million.

      On February 10, 2003, CMS published a proposed rule to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year for cost report periods beginning on or after October 1, 2003, which will be effective for us as of January 1, 2004. Based on our current volume of Medicare bad debts, this proposed rule would reduce our net operating revenues by $1.6 million, $3.3 million and $4.9 million for 2004, 2005 and 2006, respectively.

Government Regulation

      Our nursing facilities, assisted living centers, home health agencies and hospices are subject to state licensure and certification requirements under the Medicare, Medicaid and Veterans Administration programs. While regulations and licensing requirements vary based upon provider and from state to state, they typically address, among other things, administration and supervision, personnel qualifications, physical plant specifications, nursing, rehabilitative therapy and medical services and resident rights and responsibilities. If we fail to comply with applicable licensing or certification requirements, we may be subject to civil money penalties, loss of licensure or termination of our participation in the Medicare, Medicaid or Veterans Administration programs. Changes in the laws or new interpretations of existing laws as applied to our nursing facilities, assisted living centers or other components of our health care businesses may have a significant impact on our operations and costs of doing business.

      In 1989, CMS published new survey and certification regulations to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”). OBRA 1987 mandated enhanced quality of care requirements for participation by skilled nursing facilities under Medicare and nursing facilities under Medicaid. The Omnibus Budget Reconciliation Act of 1990 amended OBRA 1987’s survey, certification and enforcement provisions. The survey and certification regulations became effective in October 1990, but the final version was published in September 1991. Final nursing facility enforcement regulations were published in November 1994, and were revised significantly in March 1999. Among the provisions that CMS has adopted are requirements that:

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

      The regulations also identify remedies, as alternatives to termination from participation, and specify the categories of deficiencies for which these remedies will be applied. These remedies include:

•	installation of temporary management;

•	denial of payment for new admissions;

•	denial of payment for all patients;

•	civil money penalties of $50 to $3,000 per day or per instance for deficiencies that do not put a resident in immediate jeopardy and of $3,050 to $10,000 per day for deficiencies that have caused or are likely to cause serious injury or death;

•	closure of facility and/or transfer of patients in emergencies;

•	directed plans of correction; and

•	directed in-service training.

      In the ordinary course of our business, and like other providers in the health care industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority and notices of deficiencies for failure to comply with various regulatory requirements. We review such requests and notices and take appropriate corrective action. In most cases, with respect to the notices, the facility or other provider and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a provider. These adverse actions include:

•	the imposition of fines;

•	temporary suspension of admission of new patients to the facility;

•	decertification from participation in the Medicaid or Medicare programs; or

•	in extreme circumstances, revocation of a facility’s license.

      We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future, which could result in significant penalties, as well as adverse publicity. The results of current or future enforcements or actions could have a material adverse effect on our operations or financial position.

      In February 2000, as part of the settlement of an investigation by the federal government into our allocation of certain costs to the Medicare program (see Item 3. — Legal Proceedings.), we entered into a Corporate Integrity Agreement with the United States Department of Justice and the Office of Inspector General (the “OIG”). This agreement requires that we monitor our compliance with the requirements of the federal health care programs and addresses our obligations to ensure that we comply. It includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance. Failure to comply with the Corporate Integrity Agreement may result in penalties or exclusion from the Medicare and Medicaid programs.

Nursing Facility Quality Initiative

      Beginning in April 2002, CMS conducted a pilot project in six states, Colorado, Florida, Maryland, Ohio, Rhode Island and Washington, where it publicly reported on the performance of each Medicare and Medicaid certified nursing facility in those states in terms of quality of care. This reporting used a set of quality indicators calculated from the minimum data set assessments prepared by the nursing facilities on each resident. This project was extended nationwide in November 2002, and is expected to assist consumers in evaluating nursing facilities, and to assist CMS in working with the nursing facility industry to develop quality improvement programs where needed.

      We use a program called the “Beverly Quality System” to help ensure quality care is provided in all of our facilities. The program is comprised of four elements: facility-based Quality Assurance and Assessment Committees; Quality Councils; facility performance assessments and a performance improvement model. All elements of the Beverly Quality System are addressed by a multi-disciplinary team that includes regional and district level business leaders and clinical consultants. Additional consultative support is provided by designated Quality Management Directors within the organization.

      We have analyzed the revised CMS regulations with respect to our programs and facilities, as well as compliance data for the past year. Results of CMS surveys for the past year determined that a significant majority of our nursing facilities surveyed were in substantial compliance with CMS requirements for participation. Although we could be adversely affected if a substantial portion of our programs or facilities were eventually determined not to be in compliance with CMS regulations, we believe our programs and facilities are generally in compliance.

Regulation Governing Health Care Fraud and Abuse

      The Social Security Act and regulations of the Department of Health and Human Services (“HHS”) state that any entities or individuals who have been convicted of a criminal offense related to the delivery of an item or service under the Medicare or Medicaid programs or who have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a health care item or service cannot participate in the Medicare or Medicaid programs. Furthermore, any entities or individuals who have been convicted of fraud, who have had their licenses revoked or suspended, or who have failed to provide services of adequate quality may be excluded from the Medicare and Medicaid programs.

      There are “fraud and abuse” anti-kickback provisions of the Social Security Act (the “Antifraud Amendments”) that make it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive payment or any other remuneration in order to induce, or in return for the receipt of, business for which reimbursement is provided under government health programs, including Medicare and Medicaid. In addition, violators can be subject to civil penalties, as well as exclusion from government health programs. The Antifraud Amendments have been broadly interpreted to make payment of any kind, including many types of business and financial arrangements among providers, and between providers and beneficiaries, potentially illegal if any purpose of the payment or financial arrangement is to induce a referral. Accordingly, joint ventures, space and equipment rentals, management and personal services contracts, and certain investment arrangements among providers may be subject to increased regulatory scrutiny.

      From time to time, HHS puts into effect regulations describing or clarifying certain arrangements that are not subject to enforcement action under the Social Security Act (the “Safe Harbors”). The Safe Harbors described in the regulations are narrow, leaving a wide range of economic relationships, which many hospitals, physicians and other health care providers consider to be legitimate business arrangements, possibly subject to enforcement action under the Antifraud Amendments. The Safe Harbor regulations do not intend to comprehensively describe all lawful relationships between health care providers and referral sources. The Safe

Harbor regulations state that just because an arrangement does not qualify for Safe Harbor protection does not mean it violates the Antifraud Amendments. However, a failure to meet all the elements of a potentially applicable Safe Harbor may subject a particular arrangement or relationship to increased regulatory scrutiny.

      In addition to the Antifraud Amendments, Section 1877 of the Social Security Act, known as the “Stark Law,” imposes restrictions on referrals between physicians and certain entities with which the physicians have financial relationships. The Stark Law provides that if a physician (or an immediate family member of a physician) has a financial relationship with an entity that provides certain designated health services, the physician may not refer a Medicare or Medicaid patient to the entity for those designated services, unless an exception applies. In addition, the entity may not bill for services provided by that physician unless an exception to the financial relationship exists. Designated health services include certain services, such as physical therapy, occupational therapy, outpatient prescription drugs and home health. The types of financial relationships that can trigger the referral and billing prohibitions include ownership or investment interests, as well as compensation arrangements. Penalties for violating the law are severe, and include:

•	denial of payment for services provided;

•	civil money penalties of $15,000 for each item or service claimed;

•	refunds of any amounts collected;

•	assessments of up to twice the amount claimed for each service;

•	civil money penalties up to $100,000 for each arrangement or scheme designed to circumvent the Stark Law’s prohibitions; and

•	exclusion from the Medicare and Medicaid programs.

      Many states where we operate have laws similar to the Antifraud Amendments and the Stark Law, but with broader effect since they apply regardless of the source of payment for care. These laws typically provide criminal and civil penalties, as well as loss of licensure. The scope of these state laws is broad and little precedent exists for their interpretation or enforcement.

      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) includes comprehensive revisions or supplements to the Antifraud Amendments. Under HIPAA, it is a federal criminal offense to commit health care fraud. Health care fraud is defined as knowingly and willfully executing or attempting to execute a “scheme or device” to defraud any health care benefit program. In addition, for the first time, HIPAA granted federal enforcement officials the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the investor, officer or employee had no actual knowledge of the fraud. HIPAA established that it is a violation to pay or otherwise give anything of value to a Medicare or Medicaid beneficiary if one knows or has reason to know that the payment would be likely to influence such beneficiary to order or receive services from a particular provider or practitioner. Most of the provisions of HIPAA became effective January 1, 1997.

      The Budget Act also contained a significant number of new fraud and abuse provisions. For example, civil money penalties may also be imposed for violations of the Antifraud Amendments (previously, exclusion or criminal prosecution were the only actions under the Antifraud Amendments), as well as for contracting with an individual or entity that a provider knows or should know is excluded from a federal health care program. A person is subject to mandatory exclusion from participation in federal health care programs upon conviction for certain defined health care offenses. The Budget Act provides a minimum ten-year period for exclusion from participation in federal health care programs for providers convicted of a prior health care offense. The Budget Act also provides for civil money penalties of $50,000 and damages of not more than three times the amount of payment received from the prohibited activity.

      In 1976, Congress established the OIG at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statutes, the OIG has from time to time issued “fraud alerts” identifying segments of the health care industry and particular practices that are vulnerable to abuse. The fraud alerts encourage persons having information about potentially abusive practices or transactions to report such information to the OIG. The OIG has issued three fraud alerts targeting the skilled nursing industry:

•	an August 1995 alert which relates to the provision of medical supplies to nursing facilities, fraudulent billing for medical supplies and equipment and fraudulent supplier transactions;

•	a May 1996 alert which focuses on the provision of fraudulent professional services to nursing facility residents; and

•	a March 1998 alert which addresses the interrelationship between hospice services and the nursing facility industry, and potentially illegal practices and arrangements.

      In addition to laws addressing referral relationships, several federal laws impose criminal and civil sanctions for fraudulent and abusive billing practices. The Federal False Claims Act imposes sanctions, consisting of monetary penalties of up to $11,000 for each claim and three times the amount of damages, on entities and persons who knowingly present or cause to be presented to the federal government a false or fraudulent claim for payment. Also, the statute allows private parties to bring qui tam whistleblower lawsuits alleging false claims. Some states have adopted similar whistleblower and/or false claims provisions. The Social Security Act prohibits the knowing and willful making of a false statement or misrepresentation of a material fact with respect to the submission of a claim for payment under government health programs (including the Medicare and Medicaid programs). Violations of this provision are a felony offense punishable by fines and imprisonment. The HIPAA provisions establish criminal penalties for fraud, theft, embezzlement, and the making of false statements with respect to health care benefits programs (which includes private, as well as government programs). Government prosecutors are increasing their use of the Federal False Claims Act to prosecute quality of care deficiencies in health care facilities. Their theory behind this is that the submission of a claim for services provided in a manner that falls short of quality of care standards can constitute the submission of a false claim.

      In addition to increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs, federal and state regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on health care providers by the Social Security Act and Medicare and Medicaid regulations. From time to time, we, like other health care providers, are required to provide records to state or federal agencies to aid in such investigations. It is possible that these entities could initiate investigations in the future at facilities we operate and that such investigations could result in significant penalties, as well as adverse publicity.

      A joint federal/state initiative, Operation Restore Trust, was created in 1995 to focus audit and law enforcement efforts on geographic areas and provider types receiving large concentrations of Medicare and Medicaid funds. Under Operation Restore Trust, the OIG and CMS have undertaken a variety of activities to address fraud and abuse by nursing facilities, home health providers and medical equipment suppliers. These activities include financial audits, creation of a Fraud and Waste Report Hotline, and increased investigations and enforcement activity.

Regulation Governing the Privacy and Transmission of Health Care Information

      In addition to its antifraud provisions, HIPAA also requires improved efficiency in health care delivery by standardizing electronic data interchange and by protecting the confidentiality and security of health data. More specifically, HIPAA calls for:

•	standardization of electronic patient health, administrative and financial data;

•	unique health identifiers for individuals, employers, health plans and health care providers;

•	privacy standards protecting the privacy of individually identifiable health information; and

•	security standards protecting the confidentiality and integrity of individually identifiable health information.

      In August 2000, final regulations establishing standards for electronic data transactions and code sets, as required under HIPAA, were released. These standards are designed to allow entities within the health care industry to exchange medical, billing and other information and to process transactions in a more timely and cost effective manner. These new transactions and code sets standards were required to be implemented by October 2002, unless a covered entity applied for, and was granted, an extension of up to one year. We have updated our systems, and we believe we are compliant with the new standards for electronic transactions and code sets. However, we applied for and were granted an extension until October 16, 2003, primarily because several of our trading partners, including some state Medicaid agencies, were not prepared to implement the new transactions and code sets.

      In December 2000, HIPAA privacy standards were released, and were then further revised in August 2002. Most covered entities under HIPAA were required to implement the privacy standards by April 2003. The privacy standards are designed to protect the privacy of certain individually identifiable health information. The privacy standards have required us to make certain updates to our policies and procedures and conduct training for our employees surrounding these standards. We believe we are compliant with the privacy standards.

      On February 20, 2003, CMS issued final regulations with respect to HIPAA’s security standards and modifications to the electronic data transactions and code sets. Most covered entities must comply with the security standards by April 14, 2005. The regulations governing electronic data transaction standards, which went into effect on March 24, 2003, will not delay our October 2003 compliance deadline. All standards are required to be fully implemented within two years of final issuance, with civil and criminal penalties established for noncompliance.

      HHS has estimated that implementation of the electronic transactions and code sets, the privacy standards and the security standards will cost the health care industry between $1.8 billion and $6.3 billion over a five-year period. We continue to evaluate and update our processes and procedures to meet the requirements of the new standards; however, we cannot assure you that all of the parties with whom we do business will be in compliance with HIPAA. We do not believe our ongoing implementation to comply with HIPAA will have a material impact on our consolidated financial position, results of operations or cash flows.

Insurance

      We insure the majority of our auto liability and workers’ compensation risks through loss-sensitive insurance policies with affiliated and unaffiliated insurance companies. For our general and professional liabilities, we are responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits in certain prior policy years. We insure other business risks such as property losses, crime losses, and claims against directors and officers with affiliated and unaffiliated insurance companies subject to various limits, terms, and deductibles. We have several insurance programs placed with a wholly owned captive insurance company, Beverly Indemnity, Ltd., as well as certain reinsurance agreements (including our loss portfolio transfers) between third-party insurers and Beverly Indemnity, Ltd. Third-party insurance and reinsurance are subject to retentions, aggregates and the risk of nonrenewal.

Competitive Conditions

      Our nursing facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing facility. Our primary national competitors include Manor Care, Inc., Kindred Healthcare, Inc., Genesis Health Ventures, Inc. and Extendicare Health Services, Inc.

Our ability to compete successfully varies from location to location and depends on a number of factors, which include:

•	the number of competing centers in the local market;

•	the types of services available;

•	quality of care;

•	reputation, age and appearance of each center; and

•	the cost of care in each locality.

      In general, we seek to compete in each market by establishing a reputation within the local community for quality health care services, attractive and comfortable facilities, and providing specialized health care.

      We also compete with a variety of other companies in providing assisted living services, rehabilitation therapy services and home health care services. Given the relatively low barriers to entry and continuing health care cost-containment pressures in the assisted living industry, the assisted living industry has become increasingly competitive. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

Employees and Labor Relations

      At August 31, 2003, we had approximately 40,500 full and part time employees.

      Approximately 8% of our employees, employed in approximately 90 of our nursing facilities, are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term health care industry.

      Being one of the largest employers within the long-term health care industry, we have been the target of two AFL-CIO affiliated unions attempting to organize certain of our facilities. Although our facilities have never experienced any material work stoppages and we believe that our relations with employees and labor organizations are generally good, we cannot predict the effect continued union representation or organizational activities will have on our future operations.

      A national shortage of nurses and other trained personnel and general inflationary pressures have required us to adjust our wage and benefits packages in order to compete for qualified personnel. In 2002 and the first six months of 2003, labor costs accounted for approximately 54% of the operating expenses of our Nursing Facilities segment. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in certain markets with shortages of health care workers, primarily in 2001 and 2000. Although we are addressing this challenge through recruiting and retention programs and training initiatives, these programs and initiatives may not stabilize or improve our ability to attract and retain these personnel. Our inability to control labor availability and costs could have a material adverse effect on our future operating results.

Risks Relating to Our Company

Our substantial indebtedness could adversely affect our financial health.

      We have a significant amount of indebtedness. On June 30, 2003, we had total indebtedness of $592.9 million. On June 30, 2003, our consolidated balance sheet included a liability of $68.0 million representing the present value of the remaining obligation we owe to the federal government under a civil settlement agreement. In addition, we have $70.0 million of off-balance sheet financing.

      Our substantial indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a competitive disadvantage compared to other less leveraged competitors;

•	limit our ability to pursue business opportunities that may be in our interest; and

•	limit our ability to borrow additional funds.

      In addition, the indentures relating to our notes contains restrictive covenants, and our senior credit facility contains financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of a substantial amount of our debt.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further increase the risks associated with our substantial leverage.

      We may be able to incur substantial additional indebtedness in the future. The terms of our existing debt instruments and the indentures relating to our notes do not fully prohibit us from doing so. We currently are able to borrow up to $90.7 million of revolving credit under our senior credit facility ($39.8 million of which availability we are currently using for letters of credit). If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control.

      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

      We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $35.7 million, to make normal recurring annual capital additions and improvements of $65.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending June 30, 2004.

      We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Provisions of the Delaware General Corporation Law and our organizational documents may discourage an acquisition of us.

      Our organizational documents and the Delaware General Corporation Law both contain provisions that will impede the removal of directors and may discourage a third-party from making a proposal to acquire us. For example, our board of directors may, without the consent of the stockholders, issue preferred stock with greater voting rights than the common stock. The existence of these provisions may also have a negative impact on the price of our common stock. Furthermore, we are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control.

The price of our common stock may fluctuate significantly.

      The price of our common stock has been, and is likely to continue to be, highly volatile, which means that it could decline substantially. The price of our common stock could fluctuate significantly for the following reasons, among others:

•	future announcements concerning us or our competitors;

•	quarterly variations in operating results;

•	business acquisitions or divestitures;

•	changes in earnings estimates by analysts;

•	changes in third-party reimbursement practices;

•	regulatory developments; or

•	fluctuations in the economy or general market conditions.

      In addition, stock markets in general, and the market for shares of health care stocks in particular, have experienced extreme price and volume fluctuations in recent years which have frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price of our common stock could decline below its current price and the market price of our common stock may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.

      In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation. (See Item 3. — Legal Proceedings.)

We rely on reimbursement from governmental programs for a majority of our revenues, and we cannot assure you that reimbursement levels will not decrease in the future.

      Changes in the reimbursement policies of the Medicaid or Medicare programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

      In the past, states have curtailed their Medicaid payments as a result of budget considerations. Currently, several states in which we operate are experiencing deficits in their fiscal operating budgets. There can be no assurance that those states in which we operate that are experiencing budget deficits, as well as other states in which we operate, will not reduce payment rates.

      The Budget Act broadened the states’ authority to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires nursing facilities to become more involved in the rate setting process since failure to do so may interfere with a facility’s ability to challenge rates later.

      In recent years, there have also been reductions in payments to skilled nursing facilities under the Medicare program. Although BBRA and BIPA reversed certain rate reductions enacted under the Budget Act, some of these increases expired on September 30, 2002, the so-called “Medicare cliff.” While CMS announced two increases to skilled nursing facility rates effective October 2003, and will continue certain add-ons for high-acuity patients until CMS refines the RUG system, there can be no assurances that payments from the Medicare program will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to Medicare patients.

      In addition, as required by the Budget Act, CMS has imposed annual limits per beneficiary of $1,590 for physical and speech therapy services combined and $1,590 for occupational therapy. These caps, which became effective September 1, 2003, are being applied to services provided during the four-month period from September though December of 2003. In the absence of further congressional action, new limits will be established for calendar year 2004 and later and will be adjusted by a Medicare economic index. Based on the historical volume of therapy services we have provided in our nursing facilities that are subject to these caps, we anticipate a decrease in our annual net operating revenues resulting from these caps of approximately $13.8 million. Furthermore, our AEGIS annual outside therapy contract revenue is estimated to be reduced by an additional $5.0 million, and AEGIS may be required to adjust therapy staffing levels to offset a portion of this revenue impact.

      On February 10, 2003, CMS published a proposed rule to reduce by 30% the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10% per year for cost report periods beginning on or after October 1, 2003.

      Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially decrease the rate of government program payments to us for our services. Our financial condition and results of operations may be affected by reductions in reimbursement levels and the reimbursement process in general, which in the health care industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Our industry is heavily regulated by the government, which requires our compliance with a variety of laws.

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

      In the ordinary course of our business, and like other providers in the health care industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority and notices of deficiencies for failure to comply with various regulatory requirements. We review all such notices and we believe that we take timely and appropriate corrective action. In most cases, with respect to these notices, the facility and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions include:

•	the imposition of fines;

•	temporary suspension of payment for new patients to the facility;

•	decertification from participation in the Medicaid or Medicare programs; or

•	in extreme circumstances, revocation of a facility’s license.

      We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future which could result in significant penalties, as well as adverse publicity. Any such penalties or adverse publicity could have a material adverse effect on our financial condition and results of operations.

We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.

      As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from private payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; and/or

•	damage to our reputation in various markets.

      Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care companies and, in particular, skilled nursing facilities. The investigations include:

•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources; and

•	medical necessity of services provided.

      We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.

We are required to comply with laws governing the transmission and privacy of health information.

      HIPAA requires us to comply with certain standards for the exchange of individually identifiable health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; and privacy. CMS finalized the transaction standards on August 17, 2000 and published modifications to them on February 20, 2003. While we initially were required to comply with them by October 16, 2002, Congress passed legislation in December 2001 that delayed for one year (until October 16, 2003) the compliance date, but only for entities that submitted a compliance plan to HHS by the original implementation deadline, which we did.

      HHS issued the privacy standards on December 28, 2000, and, after certain delays and modifications, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions. The security standards went into effect on April 14, 2003, with a compliance date of April 14, 2005 for most covered entities. We cannot assure you that all of the parties with whom we do business will be in compliance with HIPAA. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, which could have a material adverse effect on our financial condition and results of operations.

Health care reform legislation may adversely affect our business.

      In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of these health care initiatives, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by CMS, enhanced pressure to contain health care costs by Medicare, Medicaid and other payors, greater state flexibility and additional operational requirements, could adversely affect us. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us. That impact may have a material adverse effect on our financial condition and results of operations.

We are subject to increasingly expensive and unpredictable patient care liability costs.

      General and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. We have experienced substantial increases in both the number of claims and lawsuits, as well as the size of the typical claim and lawsuit. We previously experienced significant, unexpected increases in estimated ultimate costs for claims in certain states or areas. In Texas and Florida, the growth in patient care liability claims and lawsuits reached a level where it was not possible for us to continue to operate profitably in certain facilities and precipitated our disposition of all facilities in Texas and Florida and a number of facilities in the Southeast United States and certain other locations. If patient care claims continue to increase in number and size, our future financial condition and operating results may be adversely affected.

Insurance coverage is becoming increasingly expensive and difficult to obtain for long-term care companies, and our insurance carriers could become insolvent and unable to reimburse us.

      Primarily as a result of patient care liability costs for long-term care providers, insurance companies are ceasing to insure long-term care companies, or severely limiting their capacity to write long-term care general and professional liability insurance. In addition, in the wake of the September 11, 2001 events, reduced overall insurance capacity and increasing insurance company losses, the insurance environment in general has become unstable, making it increasingly difficult to obtain coverage for patient care liabilities and certain other risks. When insurance coverage is available, insurance carriers are typically requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage for most insurance coverages, including workers’ compensation, employee healthcare and patient care liability. We are experiencing higher premiums and retention levels. Our insurance covering patient care liability comes up for renewal in the second quarter of 2004. We cannot assure you that we will be able to renew our patient care liability insurance on terms as favorable as those we currently have.

      We have purchased insurance for workers’ compensation, property, casualty and other risks from numerous insurance companies. In many cases, the policies provide coverage for events occurring in specific time frames that may only be determined in later years. We exercise care in selecting companies from which we purchase insurance, including review of published ratings by recognized rating agencies, advice from national brokers and consultants and review of trade information sources. There exists a risk that any of these insurance companies may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot assure you that they will remain solvent and able to fulfill their obligations.

Our operations are subject to occupational health and safety regulations.

      We are subject to a wide variety of federal, state and local occupational health and safety laws and regulations. Among the types of regulatory requirements faced by health care providers such as us are: air and water quality control requirements, occupational health and safety requirements (such as standards regarding blood-borne pathogens and ergonomics), waste management requirements, specific regulatory requirements applicable to asbestos, polychlorinated biphenyls and radioactive substance requirements for providing notice to employees and members of the public about hazardous materials and wastes and certain other requirements. If we fail to comply with these standards, we may be subject to sanctions and penalties, which could have a material adverse effect on our financial condition and results of operations.

State efforts to regulate the construction or expansion of health care providers could impair our ability to expand our operations.

      Some states require health care providers (including skilled nursing facilities, home health agencies, hospices and assisted living centers) to obtain prior approval, known as a certificate of need (a “CON”) for:

•	the purchase, construction or expansion of health care facilities;

•	capital expenditures exceeding a prescribed amount; or

•	changes in services or bed capacity.

      To the extent that we are required to obtain a CON or other similar approvals to expand our operations, either by acquiring facilities or expanding or providing new services or other changes, our expansion could be adversely affected by our failure or inability to obtain the necessary approvals, changes in the standards applicable to those approvals, and possible delays and expenses associated with obtaining those approvals. We cannot assure you that we will be able to obtain CON approval for all future projects requiring this approval.

We face national, regional and local competition.

      Our nursing facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing facility. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing facilities in the local market, the types of services available, quality of care, reputation, age and appearance of each facility and the cost of care in each locality.

      We also compete with a variety of other companies in providing assisted living services, rehabilitation therapy services and home care services. Given the relatively low barriers to entry and continuing health care cost containment pressures in the assisted living industry, the assisted living industry has become increasingly competitive. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

Our civil settlement agreement with the United States Government with respect to alleged violations of cost allocations under Medicare and our settlement agreement with the State of California negatively impact our cash flows, and our civil settlement agreement with the United States Government subjects us to a Corporate Integrity Agreement.

      On February 3, 2000, we entered into a series of separate agreements with the OIG of HHS, which are described in detail under Item 3. — Legal Proceedings. Under the civil settlement agreement, we paid the federal government $25.0 million during the first quarter of 2000 and agreed to reimburse the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments ending in the first quarter of 2008. As of June 30, 2003, the present value of the remaining obligation was $68.0 million. As a result of such withholdings, our cash flows from operations were negatively impacted by $18.1 million during the year ended December 31, 2002, and are expected to be negatively impacted at an annual rate of $18.1 million.

      As part of this series of agreements, we entered into a Corporate Integrity Agreement with the OIG. This agreement requires that we monitor, on an ongoing basis, our compliance with the requirements of the federal health care programs. This agreement addresses our obligations to ensure that we comply with the requirements of participation in the federal health care programs. It also includes our functional and training obligations, audit and review requirements and record keeping and reporting requirements. We believe that we are generally in compliance with the requirements of our Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance.

      On August 1, 2002, we reached an agreement with the State of California on the settlement of an investigation by the Attorney General’s office and the District Attorney of Santa Barbara County of patient care issues in several California nursing facilities as described under Item 3. — Legal Proceedings. In accordance with the terms of the settlement agreement, Beverly Enterprises-California, Inc. paid a fine of

$54,000, reimbursed the Attorney General and the Santa Barbara County District Attorney $533,000 for the costs of their investigations and paid a $2.0 million civil penalty in four equal, quarterly installments of $500,000.

      In addition, certain revisions were made to our Corporate Integrity Agreement to reflect a permanent injunction requiring our nursing facilities in California to conduct additional training programs and to hire an independent quality monitor to assess our quality care systems.

      If we fail to comply with our Corporate Integrity Agreement, we may be subject to penalties or exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our financial condition and results of operations.

We are subject to material litigation.

      We are, and may in the future be, subject to litigation which, if determined adversely against us, could have a material adverse effect on our business or financial condition. Pending, threatened or future litigation could have a material adverse effect on our financial condition and results of operations. (See Item 3. — Legal Proceedings.)

Our failure to attract and retain qualified personnel could harm our business.

      A national shortage of nurses and other trained personnel and general inflationary pressures have required us to adjust our wage and benefits packages in order to compete for qualified personnel. Labor costs account for approximately 54% of the operating expenses of our Nursing Facilities segment. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers, primarily in 2001 and 2000. Although we are addressing this challenge through recruiting and retention programs and training initiatives, these programs and initiatives may not stabilize or improve our ability to attract and retain these personnel. Our inability to control labor availability and cost could have a material adverse effect on our financial condition and results of operations.

If we fail to cultivate new or maintain existing relationships with the physicians in the communities in which we operate, our patient base may decrease.

      Our patient base depends in part upon the admissions and referral practices of the physicians in the communities in which we operate and our ability to cultivate and maintain relationships with these physicians. Physicians referring patients to our facilities are not our employees and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our patient population may decline, which, if significant, could have a material adverse effect on our financial condition and results of operations.

Changes in the mix of our patient population among the Medicaid, Medicare and private categories may significantly affect our revenues and profitability.

      The sources and amounts of our patient revenues are determined by a number of factors, including licensed bed capacity and census of our facilities, average length of stay of our residents, the mix of our patients by payor type (for example, Medicare versus Medicaid or private), and the acuity level of our patients. Changes in the case mix of patients, the mix of patients by payor type and payment methodologies may significantly affect our profitability. In particular, changes which increase the percentage of Medicaid residents within our facilities could have a material adverse effect on our financial operations, especially in states whose reimbursement levels are below our operating costs.

Certain trends in the health care industry are putting pressure on our ability to maintain nursing facility census.

      Over the past decade, a number of trends have developed that impact our census. These trends include:

•	overbuilding of nursing facilities in states that have eliminated the CON process for new construction;

•	creation of nursing facilities by acute-care hospitals to keep discharged patients within their complex;

•	rapid growth of assisted living centers, which sometimes are more attractive to less medically complex patients; and

•	the availability of eldercare services delivered to the home.

      The negative impact of these trends on nursing facility census varies from facility to facility, from community to community and from state to state, and if we are not successful in responding to them, these trends could have a material adverse effect on our financial condition and results of operations.

ITEM 2. PROPERTIES.

      On August 31, 2003, we operated 423 nursing facilities, 22 assisted living centers, 10 outpatient clinics and 23 hospice and home care centers in 28 states and the District of Columbia. Most of our 122 leased nursing facilities are subject to “net” leases which require us to pay all taxes, insurance and maintenance costs. Most of these leases have original terms from ten to fifteen years and contain at least one renewal option. Renewal options typically extend the original terms of the leases by five to fifteen years. Many of these leases also contain purchase options. We consider our physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of our nursing facilities and assisted living centers are included in the collateral securing our obligations under various debt agreements. (See Item 8. — Note 8.)

      The following is a summary of our nursing facilities, assisted living centers, outpatient clinics and hospice and home care centers at August 31, 2003:

			Assisted Living
	Nursing Facilities		Centers
						Hospice and
		Total		Total	Outpatient	Home Care
Location	Number	licensed beds	Number	units	Clinics	Centers

Alabama	14	1,670	—	—	—	—
Arizona	3	480	—	—	—	—
Arkansas	33	4,006	2	48	—	—
California	57	5,947	1	72	—	3
District of Columbia	1	355	—	—	—	—
Georgia	13	1,595	2	72	—	1
Hawaii	2	396	—	—	—	—
Illinois	3	275	—	—	—	—
Indiana	28	3,470	1	16	—	1
Iowa	—	—	—	—	—	1
Kansas	20	1,217	1	9	—	—
Kentucky	8	1,039	—	—	—	—
Maryland	4	585	1	19	—	—
Massachusetts	18	2,048	—	—	—	—
Minnesota	29	2,300	1	16	—	—
Mississippi	10	1,149	—	—	—	—
Missouri	22	2,162	3	103	—	1
Nebraska	24	2,043	1	19	—	3
New Jersey	1	140	—	—	—	—

			Assisted Living
	Nursing Facilities		Centers
						Hospice and
		Total		Total	Outpatient	Home Care
Location	Number	licensed beds	Number	units	Clinics	Centers

North Carolina	10	1,278	—	—	10	2
Ohio	9	1,222	—	—	—	—
Pennsylvania	42	4,769	3	72	—	7
South Dakota	17	1,176	1	36	—	—
Tennessee	5	555	2	55	—	—
Texas	—	—	—	—	—	2
Virginia	14	1,864	3	84	—	—
Washington	8	749	—	—	—	—
West Virginia	3	310	—	—	—	—
Wisconsin	25	2,692	—	—	—	2

	423	45,492	22	621	10	23

Classification

Owned	301	32,143	20	520	—	—
Leased	122	13,349	2	101	10	23
Managed	—	—	—	—	—	—

	423	45,492	22	621	10	23

ITEM 3. LEGAL PROCEEDINGS.

      On October 2, 1998, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Arkansas by Jack Kushner against us and certain of our officers (the “Class Action”). Plaintiffs filed a second amended complaint on September 9, 1999, which asserted claims under Section 10(b) (including Rule 10b-5 promulgated thereunder) and under Section 20 of the Securities Exchange Act of 1934 arising from practices that were the subject of the federal government’s investigation of our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities. The defendants filed a motion to dismiss that complaint on October 8, 1999. Oral argument on this motion was held on April 6, 2000. By order and judgment dated October 17, 2001, defendants’ motion to dismiss was granted, and the complaint was dismissed with prejudice. Plaintiffs appealed this decision to the Eighth Circuit Court of Appeals (Case No. 01-3677). On January 23, 2003, the Eighth Circuit entered an order affirming the district court’s order dismissing the case with prejudice. The plaintiffs appealed the order of the Eighth Circuit en banc, but, on February 27, 2003, the Eighth Circuit denied the petition. The Eighth Circuit issued a mandate denying the petition and ordering the district court to enforce its ruling and dismiss the case. The plaintiffs did not petition for a writ of certiorari to the United States Supreme Court.

      The following derivative lawsuits have been filed in the state court of Arkansas, as well as the federal district court in Arkansas, assertedly on our behalf:

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

      The Badger and Richardson actions were ordered to be consolidated as In re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties agreed to stay the consolidated action pending the outcome of the motion to dismiss in the Class Action filed by Jack Kushner. In light of the dismissal of the Class Action, the Court entered a Scheduling Order dated July 17, 2003, which sets a trial date of March 29, 2004, for this case.

      These derivative actions each name our directors as defendants, as well as us as a nominal defendant. The Lyons action also names as defendants certain of our current and former officers. The derivative actions each allege breach of fiduciary duties to our Company and our stockholders as a result of alleged conduct giving rise to the Class Action. The Lyons and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations and the Richardson action also claims unjust enrichment.

      Due to the preliminary state of these derivative actions, we are unable at this time to assess the probable outcome of these derivative actions or the materiality of the risk of loss. We can give no assurances of their ultimate impact on our consolidated financial position, results of operations or cash flows.

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

      These cases separately name us as a defendant along with various of our current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. In early March 2003, these cases were consolidated as In re Beverly Enterprises, Inc. Securities Litigation. On April 30, 2003, plaintiffs filed an amended complaint. On May 30, 2003, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed July 11, 2003. The court heard oral argument on our motion on August 28, 2003 and has not yet ruled on the motion. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case. We can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

      On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on our behalf against various of our current and former officers and directors. We learned of this case when it was served on one defendant on January 22, 2003. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that we failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold our common stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et al. and Flowers v. Floyd, et al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcombe v. Beverly Enterprises, Inc. Plaintiffs subsequently dismissed the Dunnes as plaintiffs. On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a scheduling order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190) to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

      We notified federal and California health care regulatory authorities (CMS, OIG, the California Attorney General’s office and the California Department of Health Services) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date we acquired the unit. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions, and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we have established a reserve, included in “Other accrued liabilities” on our consolidated balance sheet in the amount of $18.0 million to cover potential overpayments from government payors for the period from October 1, 1998 to 2002. We have advised regulatory authorities of the results of the accounting firm’s review. On September 15, 2003, we received a subpoena from the United States Attorney’s Office in Oakland, California, requesting the production of additional documents relating to MK Medical operations and our review of MK Medical’s claims. We are cooperating with the government’s information request. Our liability with respect to this matter could exceed the reserved amount. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.

      On August 1, 2002, we reached an agreement with the State of California on the settlement of an investigation by the Attorney General’s office and the District Attorney of Santa Barbara County of patient care issues in several California nursing facilities. In accordance with the terms of the settlement agreement, Beverly Enterprises-California, Inc. entered a plea of nolo contendere to two felony charges under California’s Elder Abuse statute and paid a fine of $54,000 related to the plea. In addition, Beverly Enterprises-California, Inc. reimbursed the Attorney General and the Santa Barbara County District Attorney $533,000 for the costs of their investigations and paid a $2.0 million civil penalty in four equal, quarterly installments of $500,000.

      A Permanent Injunction was entered requiring nursing facilities in California, operated by our subsidiaries, to comply with all applicable laws and regulations and to conduct certain training and education programs. We recorded a pre-tax charge of $6.3 million against earnings during the second quarter of 2002 to reflect the terms of the settlement and related costs, and we expect to incur additional annual costs for implementation of the Permanent Injunction.

      Certain revisions were made to our Corporate Integrity Agreement in conjunction with the Permanent Injunction requiring:

•	additional training for clinical employees, contractors and agents who perform services in our California nursing facilities; and

•	hiring an independent quality monitor to assess the effectiveness, reliability and thoroughness of our quality care systems and our response to quality of care issues in our nursing facilities in California, Arizona, Hawaii and Washington.

      On February 3, 2000, we entered into a series of agreements with the U.S. Department of Justice and the OIG of HHS. These agreements settled the federal government’s investigations of our company relating to our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities from 1990 to 1998.

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

      Under the Civil Settlement Agreement, we paid the federal government $25.0 million during the first quarter of 2000 and are reimbursing the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments through the first quarter of 2008. In addition, we agreed to resubmit certain Medicare filings to reflect reduced labor costs allocated to the Medicare program.

      Under the Corporate Integrity Agreement, we are required to monitor our compliance with the requirements of the federal health care programs, and this agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal health care programs. It also includes our functional and training obligations, audit and review requirements and recordkeeping and reporting requirements, as well as penalties for breach/noncompliance of the agreement. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance.

      In accordance with our agreement to dispose of 10 nursing facilities, we disposed of seven of the facilities during 2000 and the remaining three facilities during 2001.

      Effective October 15, 2002, we entered into a settlement agreement (the “Settlement Agreement”) with CMS to resolve certain reimbursement issues relating to all Medicare cost reporting periods ending on or before December 31, 2000. This agreement settles all outstanding issues from the February 2000 settlement of the federal government’s investigation of our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities. Under the terms of the Settlement Agreement, we paid CMS $35.0 million in November 2002.

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

      There are various other lawsuits and regulatory actions pending against us arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our Common Stock is listed on the New York and Pacific Stock Exchanges under the symbol “BEV.” The table below sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as reported on the New York Stock Exchange composite tape.

	Prices

	High	Low

2001
First Quarter	$8.50	$5.94
Second Quarter	10.73	5.20
Third Quarter	12.10	8.50
Fourth Quarter	10.69	6.50
2002
First Quarter	$9.50	$5.66
Second Quarter	9.18	6.95
Third Quarter	7.95	1.90
Fourth Quarter	3.89	1.60
2003
First Quarter	$3.00	$1.63
Second Quarter	4.30	1.80
Third Quarter	6.99	3.71
Fourth Quarter (through October 10)	6.39	5.35

      On October 10, 2003, the closing sale price of our common stock on the New York Stock Exchange was $5.38 per share. On September 30, 2003, there were 4,992 record holders of our common stock.

      We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on our common stock. We have not paid any cash dividends on our common stock since 1987, and no future dividends are currently planned. In deciding whether to propose a dividend and determining the dividend amount, our board of directors would take into account such matters as the availability of funds for dividends, general business conditions, our financial results, other capital requirements and contractual, legal and regulatory restrictions on the payment of dividends to our stockholders and such other factors as our board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table of selected financial data should be read along with our consolidated financial statements and related notes thereto for 2002, 2001 and 2000 included in Item 8.

	At or for the years ended December 31,

	2002(1)	2001(1)	2000(1)	1999(1)	1998(1)(2)

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net operating revenues	$2,243,176	$2,428,144	$2,365,247	$2,232,684	$2,565,839
Interest income	4,739	2,939	2,501	4,231	10,644

Total revenues	2,247,915	2,431,083	2,367,748	2,236,915	2,576,483
Costs and expenses:
Operating and administrative:
Wages and related	1,332,628	1,464,036	1,427,484	1,373,791	1,517,186
Provision for insurance and related items	108,986	93,449	115,689	84,611	152,074
Other	608,674	651,121	689,410	618,080	757,133
Interest	64,713	76,639	77,387	70,731	64,509
Depreciation and amortization	74,741	75,741	82,627	83,342	82,951
Florida insurance reserve adjustment	22,179	—	—	—	—
California investigation settlement and related costs	6,300	—	—	—	—
Special charges and adjustments related to settlements with the federal government	(9,441)	77,495	—	202,447	1,865
Asset impairments, workforce reductions and other unusual items	77,487	197,091	17,249	23,796	70,675
Year 2000 remediation	—	—	—	12,402	9,719

Total costs and expenses	2,286,267	2,635,572	2,409,846	2,469,200	2,656,112

Loss before provision for (benefit from) income taxes, discontinued operations and cumulative effects of changes in accounting principles	(38,352)	(204,489)	(42,098)	(232,285)	(79,629)
Provision for (benefit from) income taxes	6,085	60,461	(14,536)	(87,150)	(37,705)

Loss before discontinued operations and cumulative effects of changes in accounting principles	(44,437)	(264,950)	(27,562)	(145,135)	(41,924)
Discontinued operations, net of taxes of $0 — 2002; $927 — 2001; $(7,726) — 2000; $8,071 — 1999; and $10,712 — 1998	(24,482)	(36,322)	(26,940)	10,488	15,318
Cumulative effects of changes in accounting principles, net of taxes of $0 — 2002; $2,811 — 1998(3)	(77,171)	—	—	—	(4,415)

Net loss	$(146,090)	$(301,272)	$(54,502)	$(134,647)	$(31,021)

Basic and diluted income (loss) per share of common stock:
Before discontinued operations and cumulative effects of changes in accounting principles	$(0.42)	$(2.55)	$(0.27)	$(1.42)	$(0.40)
Discontinued operations, net of taxes	(0.23)	(0.35)	(0.26)	0.11	0.14
Cumulative effects of changes in accounting principles, net of taxes	(0.74)	—	—	—	(0.04)

Net loss	$(1.39)	$(2.90)	$(0.53)	$(1.31)	$(0.30)

Shares used to compute per share amounts	104,726	104,037	102,452	102,491	103,762
Other Financial Data:
Cash flow from operations	$116,633	$220,897	$37,010	$189,141	$6,789
Capital Expenditures	100,103	89,401	76,027	95,414	150,451
Consolidated Balance Sheet Data:
Total assets	$1,349,895	$1,681,070	$1,875,993	$1,982,880	$2,160,511
Current portion of long-term debt	41,463	64,231	227,111	34,052	27,773
Long-term debt, excluding current portion	588,714	677,442	564,247	746,164	878,270
Stockholders’ equity	153,472	296,497	583,993	641,124	776,206
Other Data:
Average occupancy(4)	87.7%	86.7%	86.7%	86.8%	88.4%

(1)	The operations of Matrix, MK Medical, Care Focus, 27 nursing facilities and two assisted living centers have been reclassified as discontinued operations for all periods presented since they met applicable criteria under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, the extraordinary loss on the early extinguishment of debt of $2,717 in 1998 has been reclassified as asset impairments, workforce reductions and other unusual items, and its related tax benefit, in the amount of $1,057, has been reclassified as provision for (benefit from) income taxes.

(2)	Includes the operations of American Transitional Hospitals, Inc. through June 30, 1998.

(3)	Includes a $77,171 goodwill impairment charge relating to the 2002 adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and a $4,415 charge in 1998 relating to the adoption of SOP 98-5, Reporting on the Costs of Start-up Activities, which changed the accounting for start-up costs.

(4)	Calculated by dividing actual patient days by available patient days from continuing operations. Available patient days are calculated by multiplying total calendar days by the number of beds that are operationally ready for use.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

      Our business consists principally of providing health care services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. As of August 31, 2003, we operated 423 nursing facilities with a total of 45,492 licensed beds. Our nursing facilities are located in 26 states and the District of Columbia and range in capacity from 24 to 355 licensed beds. Our nursing facilities had average occupancy for continuing operations, based on operational beds, of 87.7% during each of the six months ended June 30, 2003 and the year ended December 31, 2002. As of August 31, 2003, we also operated 22 assisted living centers containing 621 units, 23 hospice and home care centers, and 10 outpatient clinics. Net operating revenues from continuing operations were $1,105.2 million for the six months ended June 30, 2003, and $2,243.2 million for the year ended December 31, 2002.

Operations and Services

      Our operations are currently organized into three primary operating segments: Nursing Facilities, AEGIS and Home Care.

      Nursing Facilities. Our Nursing Facilities’ operations provide long-term health care and rehabilitation services through the operation of skilled nursing facilities and assisted living centers and accounted for approximately 95% of our net operating revenues for the six months ended June 30, 2003 and approximately 96% of our net operating revenues for the year ended December 31, 2002. Our facilities provide residents with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Our skilled nursing staff also provides complex and intensive medical services to residents with higher acuity needs outside the traditional acute-care hospital setting. We have designed our assisted living centers to provide residents with a greater degree of independence while still offering routine services and, if required, limited medical care.

      AEGIS. Our AEGIS segment provides rehabilitation therapy services under contract to our nursing facilities, as well as 455 third-party nursing facilities, and accounted for approximately 3% of our net operating revenues for the six months ended June 30, 2003 and approximately 2% of our net operating revenues for the year ended December 31, 2002. AEGIS offers skilled occupational, physical and speech therapy services designed to maximize function and independence, assist in recovery from medical conditions and compensate for remaining disabilities.

      Home Care. Our Home Care operations, which accounted for approximately 2% of our net operating revenues for each of the six months ended June 30, 2003 and the year ended December 31, 2002, primarily provide hospice services within our nursing facilities, in facilities operated by other health care providers and in patients’ homes. Our hospice services include palliative care for terminally ill patients, as well as pastoral, counseling and bereavement services for the families of hospice patients.

Governmental Regulation and Reimbursement

      We are subject to extensive regulation by federal, state and local agencies. Each of our facilities must comply with regulations regarding staffing levels, patient care standards, occupational health and safety, patient confidentiality, billing and reimbursement, as well as environmental and biological hazards, among others. Additionally, government agencies have steadily increased their enforcement activity in this industry over the past several years, particularly with respect to large for-profit, multi-facility providers like us. This regulatory environment may force us to expend considerable resources to ensure compliance and respond to inspections, investigations or other enforcement actions. We believe the government will continue aggressive enforcement in the future.

      In the ordinary course of business, we periodically receive notices of deficiencies for allegations of failure to comply with various regulatory requirements. We review all such notices and take timely and appropriate corrective action. In most cases, the facility and the government will agree upon steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the government may take a number of adverse actions against the facility or us, including imposition of fines, temporary suspension of admission of new patients, decertification from participation in Medicaid or Medicare programs and licensure revocation.

      CMS has announced two increases to skilled nursing facility Medicare rates, which were each effective October 1, 2003. The first increase of 3.26% is a cumulative correction for understated market basket increases that CMS has relied on since 1998. The second increase of 3.0%, which is applied to the Medicare rates subsequent to them being adjusted for the 3.26% increase above, is the annual market basket increase for the federal fiscal year beginning October 1, 2003. Based on our current volume and mix of Medicare patients, we anticipate the combined impact of these proposed increases to result in an increase in our net operating revenues of approximately $7.8 million for the fourth quarter of 2003 and approximately $23.4 million for the first nine months of 2004, for an annual impact of approximately $31.2 million.

      On June 30, 2003, plaintiffs seeking a temporary restraining order to delay the implementation of two Medicare Part B therapy caps scheduled to take effect July 1, 2003 entered into a settlement agreement with CMS. This agreement further delayed the implementation of such caps until September 1, 2003. The annual caps for 2003 of $1,590 for physical and speech therapy services combined and $1,590 for occupational therapy services, which have been adjusted for inflation, are being applied to services provided during the four-month period from September through December of 2003. Based on the historical volume of Part B therapy services provided in our nursing facilities, the anticipated decrease in our annual net operating revenues resulting from reinstatement of the Part B therapy caps is expected to be approximately $13.8 million. Furthermore, our AEGIS annual outside therapy contract revenue will likely be reduced by an additional $5.0 million and AEGIS may be required to adjust therapy staffing levels to offset a portion of this revenue impact.

      On February 10, 2003, CMS published a proposed rule to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year for cost report periods beginning on or after October 1, 2003, which would be effective for us January 1, 2004. Based on our current volume of Medicare bad debts, this proposed change would reduce our net operating revenues by approximately $1.6 million, $3.3 million and $4.9 million for 2004, 2005 and 2006, respectively.

Critical Accounting Policies

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Certain risks related to these critical accounting policies are described in the following paragraphs.

Revenue Recognition, Accounts Receivable and Allowances for Doubtful Accounts

      Our revenues are derived primarily from providing long-term health care services. Approximately 80% of our current net operating revenues is derived from federal and state health care programs (primarily Medicare and Medicaid). As discussed more fully in Item 8 — Note 1, we record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs or other third-party contractual arrangements based on contractual terms and historical experience.

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

      As adjustments to recorded revenues become known or as cost reporting years are no longer subject to audits, reviews or investigations, the amounts of our revenues and receivables are revised. Our revenues are reported at their estimated net realizable amounts, and we believe adequate provision has been made to reflect any adjustments that could result from audits of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term.

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

      We record bad debt expense monthly using a percentage of revenue approach that reflects our historical experience. Each quarter we adjust the allowance for doubtful accounts according to the aging of the receivables. These adjustments are based on our weighted average experience by payor type, and recognize the relative risk depending on the source of the payment. Private pay accounts usually represent our highest collectibility risk. In addition, specific accounts that are determined to be uncollectible (due to bankruptcy, insufficient documentation, lack of third-party coverage or financial resources and the like) are fully reserved when such determinations are made. If circumstances change (including, but not limited to: economic downturn; higher than expected defaults or denials; reduced collections; and changes in our payor mix), our estimates of the recoverability of our receivables could be reduced by a material amount. Our provisions for bad debts represented 2.5% and 1.8% of net operating revenues from continuing operations for the years ended December 31, 2002 and 2001, respectively. Our allowance for doubtful accounts represented approximately 20% and 17% of patient accounts receivable at December 31, 2002 and 2001, respectively. We believe adequate provision has been made for receivables that may prove to be uncollectible.

Patient Care Liability and Insurance Risks

      General and professional liability costs for the long-term health care industry have become increasingly expensive and difficult to estimate. In addition, insurance coverage for patient care liability and certain other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and pay substantially higher premiums for reduced terms of coverage. The majority of our workers’ compensation and auto liability risks are insured through loss-sensitive insurance policies with affiliated and unaffiliated insurance companies. For our general and professional liabilities, we are responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits in certain prior policy years.

      Our liabilities for general, professional and workers’ compensation risks are estimated by our independent actuaries twice a year using the most recent trends of claims, settlements and other relevant data. On an undiscounted basis, these liabilities totaled $208.0 million at December 31, 2002. On our financial statements, these liabilities are discounted at 10% to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge of $1.4 million for the year ended December 31, 2002. Based on information provided by our independent actuaries, we estimate our range of discounted exposure for these liabilities to be $168.6 million to $185.2 million. At December 31, 2002, our recorded reserves for these liabilities totaled $174.0 million. We believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and other services.

Off-Balance Sheet Obligations

      At June 30, 2003, we had an off-balance sheet financing arrangement of $70.0 million medium-term notes. These notes are obligations of Beverly Funding Corporation (“BFC”), a non-consolidated bankruptcy remote, qualifying special purpose entity. BFC’s sole purpose is to acquire, own, hold, and otherwise administer certain patient accounts receivable originated and sold to it by certain of our operating subsidiaries and to issue beneficial interests in those receivables. Under the terms of the arrangement, certain of our wholly owned operating subsidiaries (groups of nursing facilities within each state that we operate, referred to as the Selling Subsidiaries), which are separate legal entities, sell Medicaid and Veterans Administration patient accounts receivable to Beverly Health and Rehabilitation Services, Inc. (“BHRS”), our wholly owned operating subsidiary. BFC then purchases these receivables under a revolving sales structure from BHRS at a discount of 1%. BFC receives its funding from: (1) the issuance of debt to third-party investors and (2) investments made in BFC by us. At December 31, 2002 and 2001, BFC had $101.4 million and $101.9 million, respectively, of net patient accounts receivable.

      The medium-term notes were issued in June and July 1999 to third-party investors. The proceeds were used to redeem $40.0 million of then outstanding medium-term notes issued by BFC in 1994 that were nearing maturity and to purchase additional eligible receivables from BHRS. In addition, we increased our investment in BFC, allowing BFC to purchase additional eligible receivables to serve as excess collateral for the new medium-term notes. Under the terms of the arrangement, BFC is required to maintain receivables in excess of the outstanding balance of the medium-term notes based on a calculated formula included in the Master Sale and Servicing Agreement among BHRS, BFC and Beverly Enterprises. The medium-term notes mature in 2005; however, according to the provisions of the notes, principal payments on these obligations are calculated based on quarterly collections of the underlying receivables, and are required to begin during the second quarter of 2004.

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

      Prior to June 1999, BFC’s assets, liabilities and operating results were consolidated with us. However, in June 1999 in connection with the redemption of previously issued medium-term notes, and issuance of the medium-term notes in June and July 1999, the Master Sale and Servicing Agreement was amended so that BFC met the definition of a qualifying special purpose entity as defined in Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Specifically, BFC was no longer permitted to hold or purchase receivables that originated prior to January 1, 1997 (a condition that prevented it from becoming a qualifying special purpose entity prior to June 1999). We continually evaluate the organizational structure and operations of BFC to ensure that it remains legally isolated from us and each of our operating subsidiaries and that it maintains its status as a qualifying special purpose entity and, thereby, remains deconsolidated.

      Our investment in BFC, which is subject to periodic collectibility review, has been recorded as a non-current asset in our consolidated balance sheets. The primary factor in the collectibility review is the determination of the net realizable value of the excess receivables serving as collateral for the medium-term notes. The net realizable value is determined through a collectibility analysis of the receivables purchased and held by BFC. This collectibility analysis considers historical collection experience and is adjusted according to the aging of the receivables. Once the net realizable value of the excess receivables is determined, we compare it to the carrying value of the asset and adjust the asset when the analysis indicates that it may not be fully recovered.

      At December 31, 2002 and 2001, our investment of $31.0 million and $33.0 million, which approximated the excess level of receivables held by BFC, was included in “Other assets” on our consolidated balance sheets. Our total investments in BFC have been adjusted from their initial value of $35.0 million due to cumulative credit losses incurred by BFC associated with the purchased receivables since June 1999. We believe our asset will be realized upon the maturity and repayment of the medium-term notes and collection of the excess receivables and is expected to approximate the carrying value of our asset. We monitor this off-

balance sheet obligation throughout the year and believe the obligation and any related assets should not be included in our consolidated financial statements under current generally accepted accounting principles.

      At December 31, 2002, we leased five nursing facilities, one assisted living center and our corporate headquarters under an off-balance sheet lease arrangement. The special purpose entity lessor financed the construction of these properties and we leased the properties under a master operating lease agreement, which would have matured in April 2004. (See Item 8 — Note 8 for a discussion of our senior credit facility amendments and their impact on this financing arrangement.) There was a third-party entity at risk under this arrangement for 3% of the original commitment. Of the remaining 97% original commitment, 17% was secured by first mortgages on the related properties and 83% (or approximately $56.0 million at December 31, 2002) was guaranteed by us and secured by second mortgages on the related properties. This lease arrangement was satisfied in June 2003. (See Note 14.)

      In addition, as of December 31, 2002, we had off-balance sheet debt guarantees of $31.5 million that primarily arose from our sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities, and the underlying leases had $13.3 million of minimum rental commitments remaining through the initial lease terms. In addition, we guaranteed an executive officer’s bank loan of approximately $200,000, which is collateralized by shares of our common stock pledged by the officer.

Asset Impairments

      We recorded pre-tax asset impairment charges of $69.6 million, $170.8 million (includes $55.1 million of exit and other costs) and $9.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. We also recorded additional impairments of goodwill of $77.2 million in 2002 as the cumulative effect of an accounting change in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). We evaluate our long-lived assets for impairment whenever indicators of impairment exist, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). These indicators of impairment can include, but are not limited to, the following:

•	a history of operating losses, with expected future losses;

•	changes in the regulatory environment affecting reimbursement;

•	decrease in cash flows or cash flow deficiencies;

•	changes in the way an asset is used in the business; and

•	commitment to a plan to sell or otherwise dispose of an asset.

      During 2002, changes in the regulatory environment affecting Medicare reimbursement led to a long-lived asset impairment analysis on our Nursing Facilities segment. During 2001, continuing operating losses in several of our lines of business, including certain outpatient clinics, our managed care contracting entity, certain Home Care businesses and a few of our nursing facilities, led to impairment analyses on these assets. During 2000, operating losses at certain outpatient clinics and management’s determination to dispose of, or terminate the leases on, six nursing facilities led to impairment analyses to be calculated on these assets.

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

      In July 2001, SFAS No. 142 was issued, which established new rules on the accounting for goodwill and other intangible assets. In accordance with this standard, we performed the initial screening for potential impairments of our indefinite lived intangible assets by reporting unit as of January 1, 2002. We determined the estimated fair values of each reporting unit using discounted cash flow analyses, along with independent source data related to recent transactions. Based on this determination, we identified potential goodwill impairments at our Matrix segment and at Care Focus, a former reporting unit within our Home Care segment. We engaged a qualified, independent valuation group to determine the estimated fair values of each of these reporting units. Their analysis was completed in the fourth quarter of 2002, and led to the recording of goodwill impairment charges as the cumulative effect of an accounting change of $77.2 million as of January 1, 2002, including $70.6 million for Matrix and $6.6 million for Care Focus. The outpatient therapy clinic operations and the managed care network of Matrix were sold during January 2003. The Care Focus unit was sold in June 2003. Based on our annual October 1, 2002 assessment of all reporting units, no additional impairment of goodwill was required.

      During 2001, management initiated a formal plan to dispose of all of our nursing facility operations in Florida. Accordingly, these assets were written down to their estimated sales value less selling costs. We ultimately leased these assets to a third-party in the fourth quarter of 2001, with the real estate transaction closing in January 2002. Under accounting standards in effect in 2001, our Florida assets were not considered discontinued operations.

Operating Results

2002 Compared to 2001

     Restatement

      Results of operations for the years ended December 31, 2002 and 2001 have been restated to reflect asset dispositions during the six months ended June 30, 2003 as discontinued operations. The following discussion of “2002 Compared to 2001” reflects this restatement.

Results of Operations — Continuing Operations

      We reported a net loss from continuing operations for the year ended December 31, 2002 of $44.4 million, compared to a net loss from continuing operations of $264.9 million for the year ended December 31, 2001. The net loss from continuing operations for 2002 included pre-tax charges totaling $96.6 million, including:

•	$77.5 million for asset impairments, workforce reductions and other unusual items;

•	$22.2 million for the Florida insurance reserve adjustment (see — Operating and Administrative Expenses);

•	$6.3 million for the California investigation settlement and related costs; and

•	partially offset by a decrease of $9.4 million in reserves established in conjunction with previous settlements of federal government investigations.

      The $77.5 million for asset impairments, workforce reductions and other unusual items includes the following:

•	$72.6 million write-down of property and equipment on certain nursing facilities whose book value exceeded fair value when tested for impairment as a result of the reduction in Medicare funding effective October 1, 2002. These assets were included in the total assets of the Nursing Facilities operating segment in 2002;

•	$8.5 million of workforce reductions (see below); and

•	$3.0 million adjustment to asset impairments and approximately $600,000 reversal of workforce reduction charges recorded in 2001, which were no longer needed.

      We recorded a pre-tax charge of $8.5 million during 2002 for workforce reductions which were primarily the result of a continuing operational reorganization required to support the implementation of our three-year strategic plan. During 2002, we notified 133 employees that their positions would be eliminated. The charge included the following:

•	$8.0 million of cash expenses, $4.1 million of which was paid during the year ended December 31, 2002; and

•	non-cash expenses of approximately $500,000 related to the issuance of 124,212 shares under the Beverly Enterprises Stock Grant Plan (the “Stock Grant Plan”).

      We estimate the annual cost savings of this operational reorganization to be approximately $11.2 million. The following table summarizes activity in our estimated workforce reduction and exit costs for the years ended December 31 (in thousands):

	2002		2001		2000

	Workforce		Workforce		Workforce
	Reductions	Exit Costs	Reductions	Exit Costs	Reductions	Exit Costs

Balance beginning of year	$7,631	$15,030	$4,151	$5,208	$5,165	$7,915
Charged to operations	8,454	2,633	23,118	18,165	5,904	3,000
Cash payments	(9,074)	(10,313)	(15,448)	(8,343)	(6,918)	(3,207)
Stock transactions	(1,008)	—	(4,158)	—	—	—
Reversals	(585)	(2,359)	(32)	—	—	(2,500)

Balance end of year	$5,418	$4,991	$7,631	$15,030	$4,151	$5,208

      Net loss from continuing operations for 2001 included pre-tax charges totaling $274.6 million, including $197.1 million for asset impairments, exit costs and workforce reductions and $77.5 million related to a settlement with the federal government to resolve open reimbursement issues under the former cost-reimbursement system for Medicare. (See 2001 Compared to 2000 herein).

Income Taxes

      We recorded a provision for income taxes of $6.1 million for the year ended December 31, 2002, primarily related to state income taxes. We increased our valuation allowance on our deferred tax assets by $45.5 million during 2002 to $199.2 million as of December 31, 2002. This valuation allowance was required under the guidance of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) due to our historical operating performance and our reported cumulative net losses. Our realization of the deferred tax benefits primarily associated with our net operating losses is dependent upon our achieving sufficient future pre-tax income. Under federal income tax regulations, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits. However, given the size of our pre-tax losses in 2002 and 2001 and uncertainties created by Medicare reimbursement enhancements which expired on September 30, 2002, a valuation allowance was considered to be appropriate under the more stringent accounting standards for the realization of these deferred tax benefits, which is contingent upon future income.

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

Net Operating Revenues

      We reported net operating revenues of $2,243.2 million during the year ended December 31, 2002 compared to $2,428.1 million for the same period in 2001. Approximately 96% and 97% of our total net operating revenues for each of the years ended December 31, 2002 and 2001, respectively, were derived from services provided by our Nursing Facilities segment. The decrease in net operating revenues of $184.9 million for the year ended December 31, 2002, as compared to the same period in 2001, is due to the following:

•	a decrease of $319.2 million due to dispositions during 2002 and 2001, primarily related to our Florida facilities;

•	an increase of $93.7 million from facilities we operated during each of the years ended December 31, 2002 and 2001 (“same facility operations”);

•	an increase of $35.6 million from growth in AEGIS’ external therapy business; and

•	an increase of $5.0 million due to a facility acquisition, and the opening of a newly constructed facility and four hospice centers.

      The increase in net operating revenues of $93.7 million from same facility operations for the year ended December 31, 2002, as compared to the same period in 2001, was primarily due to the following:

•	$77.3 million due to an increase in Medicaid, Medicare and private payment rates;

•	$16.3 million due to a positive shift in our patient mix;

•	$14.9 million due to an increase in Medicare Part B revenues; and

•	partially offset by a decrease of $21.1 million due to a decline in same facility census.

      Effective October 1, 2002, certain Medicare add-on payments were eliminated when the federal government did not pass legislation to restore the funding. These add-on payments included a 16.66% add-on to the nursing component of all 44 RUG categories and a 4% overall increase in the adjusted rates for all 44 RUG categories. Our net operating revenues were reduced by $13.5 million as a result of the elimination of these add-ons in the fourth quarter of 2002. (This reduction is netted above with the increases in payment rates from all sources of revenue for 2002 over 2001.) Assuming a similar volume and mix of Medicare patients in 2003, we anticipate our net operating revenues will decline an additional $40.7 million from 2002, for an annual impact of approximately $54.2 million.

Operating and Administrative Expenses

      We reported operating and administrative expenses of $2,050.3 million during the year ended December 31, 2002 compared to $2,208.6 million for the same period in 2001. The decrease of $158.3 million consists of the following:

•	a decrease of $268.8 million due to dispositions during 2002 and 2001, primarily related to our Florida facilities;

•	an increase of $10.2 million due to a facility acquisition, and the opening of a newly constructed facility and four hospice centers; and

•	an increase of $100.3 million in same facility operations.

      The increase in operating and administrative expenses of $100.3 million from same facility operations for the year ended December 31, 2002, as compared to the same period in 2001, was due primarily to the following:

•	$35.9 million of additional wages and related expenses primarily due to an increase in our weighted average wage rate and an increase in nursing hours per patient day;

•	$26.9 million additional provision for reserves on accounts and notes receivable;

•	$21.0 million due to an increase in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment; and

•	$15.5 million increase in our provision for insurance and related claims, as discussed below.

      Our provision for insurance and related items increased $15.5 million for the year ended December 31, 2002, as compared to the same period in 2001, primarily due to rising patient care liability costs. Based on the results of our 2002 mid-year actuarial study completed in mid-July, we recorded a pre-tax charge of $43.3 million to increase our reserves for prior policy-year patient care liability costs, including $22.2 million related to our previously operated Florida facilities, which had previously been sold, and $21.1 million related to same facility operations.

Interest Expense, Net

      Interest income increased to $4.7 million for the year ended December 31, 2002, as compared to $2.9 million for the same period in 2001 primarily due to certain notes receivable accepted as partial consideration for the sale of the Florida facilities. Interest expense decreased to $64.7 million for the year ended December 31, 2002, as compared to $76.6 million for the same period in 2001. This was primarily due to the reduction of debt using the net proceeds from the sale of the Florida facilities.

Depreciation and Amortization

      Depreciation and amortization expense was $74.7 million for the year ended December 31, 2002, as compared to $75.7 million for the same period in 2001. Depreciation and amortization decreased $5.8 million due to the elimination of amortization on goodwill and other indefinite lived intangible assets with the implementation of SFAS No. 142, and the dispositions of, or lease terminations on, certain facilities. However, these decreases were substantially offset by increases of $4.8 million related to capital additions and improvements, as well as acquisitions and openings.

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities, clinics and other assets in the six-month period ended June 30, 2003, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the consolidated statements of operations. A summary of the discontinued operations for the years ended December 31 is as follows (in thousands):

	2002					2001

		MK	Nursing	Care			MK	Nursing	Care
	Matrix	Medical	Facilities	Focus	Total	Matrix	Medical	Facilities	Focus	Total

Net operating revenues(1)	$86,852	$(4,452)	$155,011	$21,450	$258,861	$90,694	$23,289	$150,393	$21,428	$285,804

Operating income (loss)(1)	$812	$(31,610)	$12,222	$2,494	$(16,082)	$(8,652)	$(10,674)	$22,775	$2,168	$5,617
Loss on sale and exit costs	(1,001)	(1,257)	(114)	—	(2,372)	—	—	—	—	—
Impairments and other unusual items(2)	230	(4,239)	(2,019)	—	(6,028)	(32,482)	(8,231)	(299)	—	(41,012)

Pre-tax income (loss)	$41	$(37,106)	$10,089	$2,494	(24,482)	$(41,134)	$(18,905)	$22,476	$2,168	(35,395)

Provision for income taxes					—					927

Discontinued operations, net of income taxes					$(24,482)					$(36,322)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors.

(2)	Includes $1.0 million in 2002 accrued for legal and related fees associated with the MK Medical estimated overpayment issue.

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

      The following is a summary of adjusted operating results reflecting the effects of adopting SFAS No. 142, net of income taxes, for the periods ended December 31 (in thousands, except per share amounts):

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

      We completed the impairment assessment of our indefinite lived intangible assets, other than goodwill, during the first quarter of 2002, with no impairment identified. SFAS No. 142 described a two-step process for testing goodwill for impairment. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Upon completion of the first step of the goodwill impairment test for all of our reporting units, results indicated that goodwill appeared to be impaired for our Matrix and Home Care Services — Care Focus reporting units. We subjected the goodwill at these reporting units to step two under SFAS No. 142.

      We engaged a qualified, independent third-party to determine the estimated fair value of these two reporting units. Their valuation was completed during the fourth quarter of 2002, and the resulting impairment losses amounted to $70.6 million for Matrix and $6.6 million for Home Care Services — Care Focus. As required by SFAS No. 142, these impairment losses have been recorded in the 2002 statement of operations as the cumulative effect of a change in accounting for goodwill as of January 1, 2002.

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value when a transaction is consummated. This differs from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 applies to guarantee contracts having financial guarantees, performance guarantees, indemnification or indirect guarantees of the indebtedness of others. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. We have complied with the new disclosure requirements, which were effective for us as of December 31, 2002. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are continuing our review of the implications of FIN 45, which may impact our accounting for future dispositions.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). This Statement eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends certain other existing accounting pronouncements. The provisions of this Statement were effective for the Company beginning with the first quarter of 2003 with restatement of prior year debt extinguishment-related extraordinary items required.

2001 Compared to 2000

     Restatement

      Results of operations for the years ended December 31, 2001 and 2000 have been restated to reflect asset dispositions during the six months ended June 30, 2003 as discontinued operations. The following discussion of “2001 Compared to 2000” reflects this restatement.

     Results of Operations — Continuing Operations

      We reported a net loss from continuing operations for the year ended December 31, 2001 of $264.9 million, compared to a net loss from continuing operations of $27.6 million for the year ended December 31, 2000. The net loss from continuing operations for 2001 included pre-tax charges totaling $274.6 million, including $197.1 million for asset impairments, exit costs and workforce reductions and $77.5 million related to a settlement with the federal government to resolve open reimbursement issues under the former cost-reimbursement system for Medicare. The asset impairment and exit costs, which are included in the consolidated statement of operations caption “Asset impairments, workforce reductions and other unusual items,” relate to:

•	$75.1 million write-down of Florida facilities and $55.1 million of Florida exit and other costs, as discussed below. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-down of goodwill of $15.4 million, property, equipment and other intangible assets of $1.0 million and recording of closing and other costs of $2.8 million on under-performing Home Care businesses. These assets were included in the total assets of the Home Care segment as of December 31, 2001;

•	write-down of property and equipment of $9.7 million, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities. These assets were included in the total assets of the Nursing Facilities operating segment as of December 31, 2001;

•	write-off of abandoned projects and investments totaling $7.8 million; and

•	$3.3 million related to the termination of a lease in Indiana and the write-off of the net book value of the related assets.

      During 2001, a formal plan was initiated by management to pursue the sale of our nursing facility operations in Florida, which included 49 nursing facilities (6,129 beds) and four assisted living centers (315 units) (the “Florida facilities”). The plan included the sale of one additional nursing facility (56 beds) in Florida and certain other assets which would be sold in separate transactions. The decision to sell these properties was made primarily due to the excessive patient care liability costs that we had been incurring in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing facility operations at March 31, 2001 were considered assets held for sale. Management estimated the fair value less selling costs of such assets and took pre-tax charges in 2001 totaling $75.1 million to write-down the Florida assets. Effective December 1, 2001, we entered into a lease agreement on the Florida facilities with Florida Health Care Properties and we closed the real estate transaction on January 8, 2002.

      In conjunction with the sale of the Florida facilities, we also recorded pre-tax charges totaling $55.1 million for certain exit and other costs. These costs related to severance agreements, termination payments on certain contracts and various other items. At December 31, 2001, the Florida assets held for sale totaled $120.8 million and were classified as current assets in the consolidated balance sheet.

      Annualized revenues for the Florida facilities were $288.0 million. During the year ended December 31, 2001, our Florida nursing facility operations recorded pre-tax income of approximately $600,000. This amount does not include certain costs which were recorded at the parent company level and were not fully allocated to the individual subsidiaries or facilities. We did not record depreciation and amortization expense on the Florida assets during the period these assets were held for sale, since these assets were adjusted to their estimated net realizable value. The amount of depreciation and amortization expense that we did not have to record during the year ended December 31, 2001 on the Florida assets was $6.8 million.

      During 2001, we recorded pre-tax charges totaling $24.2 million for workforce reductions and related costs, of which $23.1 million related to severance and other employment agreements for approximately 240 employees who were notified in 2001 that their positions would be eliminated, including:

•	$18.0 million of cash expenses, $4.9 million and $11.3 million of which was paid during the years ended December 31, 2002 and 2001, respectively;

•	non-cash expenses of $4.5 million related to the issuance of shares under the Stock Grant Plan (discussed below); and

•	non-cash expenses of $600,000 related to other long-term incentive agreements.

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

      In January 2001, we filed a registration statement under Form S-8 with the SEC registering 1,174,500 shares of our common stock. These shares were previously repurchased by us and held in treasury. They will be issued under the Stock Grant Plan to holders of restricted stock who, by virtue of the terms of their employment contracts, severance agreements or other similar arrangements, are entitled to the immediate vesting of their restricted stock. We issued 669,754 shares of common stock in 2002 and 2001 under the Stock Grant Plan to various officers in exchange for shares of restricted stock held by them, which were cancelled.

      On February 4, 2002, we made a settlement offer to the federal government to resolve open reimbursement issues under the former cost-reimbursement system for Medicare. For accounting purposes, this settlement offer was required to be recorded in our operating results for the year ended December 31, 2001 and resulted in a pre-tax charge of $77.5 million which is included in the caption “Special charges and adjustments related to settlements with the federal government.” This charge included a $35.0 million cash settlement and the write-off of $81.5 million of related cost report receivables, offset by a $39.0 million reserve established in 1999 for related issues. This matter was settled with CMS in the fourth quarter of 2002, and required no increase in accruals previously recorded.

      During 2000, we recorded pre-tax charges totaling $17.2 million, including $9.7 million for asset impairments and $6.1 million for workforce reductions. These asset impairment charges primarily related to:

•	a write-down of property and equipment of $5.1 million and recording of closing and other costs of approximately $3.0 million related to six nursing facilities with an aggregate carrying value of approximately $6.0 million. Management closed or terminated the leases on five of these facilities during 2001. These assets generated pre-tax losses of $2.4 million during the year ended December 31, 2000 and were included in the total assets of our Nursing Facilities operating segment;

•	a write-off of abandoned projects totaling $2.1 million;

•	a write-off of an investment in a physician practice management company of approximately $2.0 million; and

•	a reversal of $2.5 million of prior year exit costs.

      The workforce reduction charges of $6.1 million primarily related to severance agreements associated with seven executives. During 2000, $2.2 million was paid, and the remainder was paid during the first quarter of 2001. Four of the executives were notified in late 2000 that their positions would be eliminated as part of a reorganization of our operating and support group functions. This reorganization was formally announced in the first quarter of 2001.

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

Net Operating Revenues

      We reported net operating revenues of $2,428.1 million during the year ended December 31, 2001 compared to $2,365.2 million for the same period in 2000. Approximately 97% of our total net operating revenues for each of the years ended December 31, 2001 and 2000 were derived from services provided by our Nursing Facilities segment. The increase in net operating revenues of $62.9 million for the year ended December 31, 2001, as compared to the same period in 2000, consists of the following:

•	an increase of $140.1 million from facilities we operated during each of the years ended December 31, 2001 and 2000 (“same facility operations”);

•	an increase of $13.1 million due to acquisitions and openings of newly-constructed facilities;

•	an increase of $13.7 million from growth in AEGIS’ external therapy business; and

•	a decrease of $104.0 million due to dispositions.

      The increase in net operating revenues of $140.1 million from same facility operations for the year ended December 31, 2001, as compared to the same period in 2000, was primarily due to the following:

•	$152.6 million due to an increase in Medicaid, Medicare and private payment rates;

•	$8.5 million due to a positive shift in our patient mix;

•	partially offset by a decrease of $12.7 million due to a decline in same facility census; and

•	$5.0 million due to one less calendar day during the year ended December 31, 2001, as compared to the same period in 2000.

Operating and Administrative Expenses

      We reported operating and administrative expenses of $2,208.6 million during the year ended December 31, 2001 compared to $2,232.6 million for the same period in 2000. The decrease of $24.0 million consists of the following:

•	a decrease of $73.7 million due to dispositions;

•	an increase of $37.3 million in same facility operations; and

•	an increase of $12.4 million due to acquisitions and openings of newly constructed facilities.

      The increase in operating and administrative expenses of $37.3 million from same facility operations for the year ended December 31, 2001, as compared to the same period in 2000, was due primarily to the following:

•	$94.2 million of additional wages and related expenses, primarily due to an increase in our weighted average wage rate;

•	$5.5 million due to an increase in other contracted services;

•	partially offset by a $40.9 million decrease in bad debt expense, primarily due to improved collections on our patient accounts receivable; and

•	$22.2 million decrease in our provision for insurance and related items primarily due to an incremental pre-tax charge of $44.4 million recorded in 2000 to increase reserves for patient care liability costs.

      Excluding this $44.4 million pre-tax charge for 2000, our provision for insurance and related items increased $22.2 million for the year ended December 31, 2001, as compared to the same period in 2000, primarily due to rising patient care liability costs.

     Depreciation and Amortization

      Depreciation and amortization expense decreased $6.9 million to $75.7 million for the year ended December 31, 2001, as compared to $82.6 million for the same period in 2000, primarily due to the discontinuation of depreciation and amortization of our Florida nursing facility assets, as they were classified as held for sale at March 31, 2001.

     Results of Operations — Discontinued Operations

      The results of operations of disposed facilities, clinics and other assets in the six-month period ended June 30, 2003, as well as the results of operations of held-for-sale assets, have been reported as discontinued

operations for all periods presented in the consolidated statements of operations. A summary of the discontinued operations for the years ended December 31 is as follows (in thousands):

	2001					2000

		MK	Nursing	Care			MK	Nursing	Care
	Matrix	Medical	Facilities	Focus	Total	Matrix	Medical	Facilities	Focus	Total

Net operating revenues	$90,694	$23,289	$150,393	$21,428	$285,804	$78,367	$29,429	$136,527	$21,493	$265,816

Operating income (loss)	$(8,652)	$(10,674)	$22,775	$2,168	$5,617	$(30,017)	$(1,170)	$20,466	$1,839	$(8,882)
Impairments and other unusual items	(32,482)	(8,231)	(299)	—	(41,012)	(25,784)	—	—	—	(25,784)

Pre-tax income (loss)	$(41,134)	$(18,905)	$22,476	$2,168	(35,395)	$(55,801)	$(1,170)	$20,466	$1,839	(34,666)

Provision for (benefit from) income taxes					927					(7,726)

Discontinued operations, net of income taxes					$(36,322)					$(26,940)

Liquidity and Capital Resources

      At December 31, 2002, we had approximately $115.4 million in cash and cash equivalents. We anticipate $20.5 million of this cash balance at December 31, 2002, while not legally restricted, will be utilized primarily to fund certain general liability and worker’s compensation claims and expenses. At December 31, 2002, we had approximately $124.1 million of unused commitments under our $150.0 million credit facility (the “Credit Facility”), with utilization being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. At December 31, 2002, we had negative working capital of approximately $41.7 million reflected on our consolidated balance sheet.

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

      At June 30, 2003, we had $134.5 million in cash and cash equivalents. We anticipate $36.0 million of this cash balance at June 30, 2003, while not legally restricted, will be utilized primarily to fund certain general liability and workers’ compensation claims and expenses. At June 30, 2003, we had $50.9 million of availability under our Credit Facility, with utilization of $39.8 million being for standby letters of credit primarily in support of certain insurance programs, security deposits and debt or guaranteed debt obligations. At June 30, 2003, we had negative working capital of $33.8 million reflected on our condensed consolidated balance sheet.

      Net cash provided by operating activities for the six months ended June 30, 2003 was $20.4 million, compared to $71.3 million for the same period in 2002. The decrease in net cash provided by operating activities of $50.9 million was primarily related to a reduction in Medicare funding and an increase in our insurance and related costs, as well as an increase in our patient accounts receivable. Accounts receivable for our Nursing Facilities segment have continued to decline in 2003, and our cash collections continue to be in line with our generated revenues. However, as expected, the higher level of cash collections and reductions in accounts receivable that we experienced throughout 2002 have not continued. In addition, with the growth in our AEGIS non-Beverly contract business, we have experienced an increase in accounts receivable.

      Net cash provided by investing activities and net cash used in financing activities were $106.3 million and $107.6 million, respectively, for the six months ended June 30, 2003. We received net cash proceeds of

$135.0 million from the sales of certain of our nursing facilities, Matrix outpatient therapy clinics and managed care network, our Care Focus business unit and other assets. These net proceeds, along with cash generated from operations, were primarily used to:

•	repay $35.9 million of long-term debt;

•	reduce $69.5 million of off-balance sheet lease financing;

•	set aside designated funds of $5.5 million as collateral for certain workers’ compensation policies and for a legal case that is under appeal; and

•	fund capital expenditures totaling $17.4 million.

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

      In accordance with the 2003 Amendments, availability was reduced to $100.0 million when we sold our Matrix outpatient clinics and managed care network, and was further reduced to $90.7 million in the second quarter of 2003 when we sold a portfolio of 18 nursing facilities and two assisted living centers. Under these amendments, availability under our Credit Facility cannot be reduced below $85.0 million as a result of future dispositions. We used a portion of the proceeds from the sale of these facilities to repurchase all outstanding properties under our off-balance sheet lease arrangement and that obligation was satisfied in June 2003.

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

      In 2002, we completed a full evaluation of our nursing facility portfolio, which included the identification of non-strategic facilities and facilities that account for a disproportionately high share of projected patient care liability costs. As a result of this analysis, we expect to divest a significant portion of our current nursing facility capacity this year and next. We expect the successful completion of our divestiture strategy, while resulting in a significant reduction in our net operating revenues, will reduce our current patient care liability costs, reduce outstanding debt and strengthen the nursing facility portfolio going forward. Our three-year strategic plan includes implementing initiatives to improve our fundamental business processes, and we plan to reduce costs by approximately $40.0 million throughout the organization over the three year period beginning in 2003. We can give no assurance that we will be able to execute our divestiture strategy in a timely manner at fair values or that we will be able to reduce costs to achieve our stated objective within the time period projected.

      We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $35.7 million, to make normal recurring annual net capital additions and improvements of $65.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements through June 30, 2004. If cash flows from operations or availability under our existing or contemplated banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations, available cash and cash equivalents and available borrowings will be adequate to meet our future liquidity needs for at least the next few years.

      We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. (See Item 1. — Business — Risk Factors — To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control.)

Obligations and Commitments

      At June 30, 2003, we had off-balance sheet debt guarantees of $24.4 million that primarily arose from previous sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $22.5 million of minimum rental commitments remaining through the initial lease terms. In addition, we guarantee an officer’s bank loan of approximately $200,000 which is collateralized by shares of our common stock pledged by the officer.

      During 2003, we acquired six leased properties (649 beds) and our corporate office building, which had been subject to our off-balance sheet lease arrangement, for cash of $69.5 million. These acquisitions were in accordance with the 2003 amendments to our existing senior credit facility and our off-balance sheet lease arrangement. These acquisitions were primarily funded with the proceeds from the sale of nursing facilities, outpatient therapy clinics and Care Focus.

      Through our wholly owned subsidiary BHRS, we sell on a revolving basis certain Medicaid and Veterans Administration patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity, BFC. BFC has $70.0 million of medium-term notes outstanding, which are collateralized by the purchased receivables. The medium-term notes currently mature in March 2005; however, according to the provisions of the notes, principal payments on these obligations, calculated based on quarterly collections of the underlying receivables, begin in the second quarter of 2004. At December 31, 2002 and 2001, we had an investment in BFC of $31.0 million and $33.0 million, respectively, included in “Other assets” on our consolidated balance sheets, which approximated the excess level of net receivables held by BFC to over collateralize the medium-term notes.

      A summary of our long-term contractual obligations and commitments in future years as of December 31, 2002 is shown below (in thousands):

		Payments Due by Period

	Total	2003	2004-2005	2006-2007	After 2007

Contractual obligations:
Long-term debt	$621,025	$40,611	$55,466	$216,904	$308,044
Capital lease obligations	9,152	852	1,449	700	6,151
Operating leases	205,984	51,631	79,741	33,084	41,528
Off-balance sheet lease arrangement(1)	69,456	35,000	34,456	—	—
Other long-term obligations	73,891	18,125	36,250	19,516	—
Data processing agreement	9,470	2,196	4,392	2,882	—

Total contractual cash obligations	$988,978	$148,415	$211,754	$273,086	$355,723

	Total	Amount of Commitment Expiration Per Period
	Amounts
	Committed	2003	2004-2005	2006-2007	After 2007

Other commercial commitments:
Letters of credit	$25,944	$16,744	$9,200	$—	$—
Guarantees	31,528	9,018	8,450	7,365	6,695
Other commercial commitments	1,500	1,500	—	—	—

Total commercial commitments	$58,972	$27,262	$17,650	$7,365	$6,695

(1)	Our synthetic lease obligation of $69.5 million was satisfied in June 2003 when we acquired the remaining leased properties and our corporate office building, which had been subject to this arrangement.

      These obligations and commitments do not include $70.0 million of medium-term notes due March 2005, which are off-balance sheet obligations of BFC. (See Item 8 — Note 1.)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to market risk because we utilize financial instruments. The market risks inherent in these instruments are attributable to the potential loss from adverse changes in the general level of United States interest rates. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt and notes receivable. The following table provides information regarding our market sensitive financial instruments and constitutes a forward-looking statement.

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002	2001

	(Dollars In Thousands)
Total long-term debt:
Fixed rate	$37,893	$33,381	$21,325	$195,404	$21,541	$313,258	$622,802	$578,282	$734,602
Average interest rate	7.98%	7.11%	8.01%	8.88%	7.73%	9.06%
Variable rate	$3,570	$1,926	$283	$312	$347	$937	$7,375	$7,375	$25,491
Average interest rate	3.85%	3.92%	4.92%	4.88%	4.85%	5.29%
Total notes receivable:
Fixed rate	$16,018	$198	$60	$45	$15,987	$1	$32,309	$24,548	$21,660
Average interest rate	9.32%	8.01%	5.83%	8.30%	12.81%	8.30%
Variable rate	$35	$37	$39	$41	$43	$254	$449	$449	$1,050
Average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Off-balance sheet obligations(1):
Variable rate	$35,000	$104,456	$—	$—	$—	$—	$139,456	$139,456	$182,357
Average interest rate	5.43%	3.20%	—	—	—	—

(1)	Our synthetic lease obligation of $69.5 million was satisfied in June 2003 when we acquired the remaining leased properties and our corporate office building, which had been subject to this arrangement.

      During the six months ended June 30, 2003, we reduced our fixed rate debt by $35.9 million and our variable rate off-balance sheet obligation by $69.5 million and increased our fixed rate notes receivable by a net of $3.7 million. There have been no material changes in our overall market risk in 2003.

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

/s/ ERNST & YOUNG LLP
Little Rock, Arkansas
October 2, 2003

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

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

	(Restated)	(Restated)	(Restated)
Net operating revenues	$2,243,176	$2,428,144	$2,365,247
Interest income	4,739	2,939	2,501

Total revenues	2,247,915	2,431,083	2,367,748
Costs and expenses:
Operating and administrative:
Wages and related	1,332,628	1,464,036	1,427,484
Provision for insurance and related items	108,986	93,449	115,689
Other	608,674	651,121	689,410
Interest	64,713	76,639	77,387
Depreciation and amortization	74,741	75,741	82,627
Florida insurance reserve adjustment	22,179	—	—
California investigation settlement and related costs	6,300	—	—
Special charges and adjustments related to settlements with the federal government	(9,441)	77,495	—
Asset impairments, workforce reductions and other unusual items	77,487	197,091	17,249

Total costs and expenses	2,286,267	2,635,572	2,409,846

Loss before provision for (benefit from) income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	(38,352)	(204,489)	(42,098)
Provision for (benefit from) income taxes	6,085	60,461	(14,536)

Loss before discontinued operations and cumulative effect of change in accounting for goodwill	(44,437)	(264,950)	(27,562)
Discontinued operations, net of income taxes (benefit):
2002 — $0; 2001 — $927; 2000 — $(7,726)	(24,482)	(36,322)	(26,940)
Cumulative effect of change in accounting for goodwill, net of income taxes of $0.	(77,171)	—	—

Net loss	$(146,090)	$(301,272)	$(54,502)

Basic and diluted loss per share of common stock:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$(0.42)	$(2.55)	$(0.27)
Discontinued operations, net of income taxes (benefit)	(0.23)	(0.35)	(0.26)
Cumulative effect of change in accounting for goodwill, net of income taxes	(0.74)	—	—

Net loss per share of common stock	$(1.39)	$(2.90)	$(0.53)

Shares used to compute net loss per share	104,726	104,037	102,452

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

Restatement

      The accompanying consolidated financial statements have been restated to report facilities, clinics and other assets which have been sold, closed or classified as held-for-sale during the six months ended June 30, 2003 as discontinued operations.

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

      At December 31, 2002, Matrix and MK Medical met the criteria set forth in SFAS No. 144 to be classified as held for sale. The statements of operations have been restated for all periods presented to report as discontinued operations 27 nursing facilities, two assisted living centers and our Care Focus business unit which were disposed of during the six months ended June 30, 2003. (See Note 5.)

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

      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. See Note 3 for a discussion of a settlement with the federal government related to Medicare cost reimbursement issues and Note 9 for the estimated potential overpayment from government programs resulting from an internal investigation of our home medical equipment unit. Excluding these items, changes in estimates related to third party receivables resulted in an increase in net operating revenues of approximately $1.8 million and $8.2 million for the years ended December 31, 2002 and 2000, respectively, and a decrease in net operating revenues of approximately $2.2 million for the year ended December 31, 2001.

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

New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”), sometimes known as a special purpose entity, to be consolidated by a company when that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 is effective on July 1, 2003 as it relates to VIEs created prior to February 1, 2003. Based on our initial evaluation of FIN 46, it is possible that the special purpose entity lessor in the lease arrangement may need to be consolidated with the Company beginning in the third quarter of 2003. We are continuing to evaluate the consolidation and transition rules under FIN 46, however if the special purpose entity lessor needs to be consolidated, the leased

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies — (Continued)

assets will be consolidated at their depreciated cost and recorded as capital leased assets, with the difference between the historical and the depreciated cost on the date of consolidation being recorded as the cumulative effect of an accounting change. The remaining obligation as of July 1, 2003 ($69.5 million as of December 31, 2002 and expected to be $52.7 million as of July 1, 2003) would be recorded as a capital lease obligation on the Company’s consolidated balance sheet. The assets would be depreciated and payments on the obligations would be recorded as interest expense until the obligations are satisfied. FIN 46 is not expected to impact our accounting treatment of BFC. (See Transfers of Financial Assets herein.)

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

2.	California Investigation Settlement and Related Costs — (Continued)

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

4. Asset Impairments, Workforce Reductions and Other Unusual Items

      During 2002, we recorded pre-tax charges totaling approximately $77.5 million, including $69.6 million for asset impairments and $7.9 million for workforce reductions. The asset impairment charges of $69.6 million consist of the following:

•	$72.6 million write-down of property and equipment on certain nursing facilities whose book value exceeded estimated fair value when tested for impairment. This impairment was determined in accordance with SFAS No. 144. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2002; and

•	$3.0 million adjustment to asset impairment charges recorded in 2001, primarily resulting from the sale of previously impaired assets at prices above the carrying value.

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

      During 2001, we recorded pre-tax charges totaling approximately $197.1 million, primarily including $170.8 million for asset impairments and exit costs and $24.2 million for workforce reductions and related costs. The asset impairment and exit costs primarily related to:

•	$75.1 million write-down of Florida facilities and $55.1 million of Florida exit and other costs, as discussed below. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-down of goodwill of $15.4 million, property, equipment and other intangible assets of $1.0 million and recording of closing and other costs of $2.8 million on under-performing Home Care businesses. These assets were included in the total assets of the Home Care operating segment as of December 31, 2001;

•	write-down of property and equipment of $9.7 million, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities. These assets were included in the total assets of the Nursing Facilities operating segment as of December 31, 2001;

•	write-off of abandoned projects and investments totaling $7.8 million; and

•	$3.3 million related to the termination of a lease in Indiana, including the write-off of net book value of the related assets.

      The asset impairment analyses on our under-performing units and facilities in 2001 included:

•	estimating the undiscounted cash flows to be generated by each unit or facility, primarily over the weighted average remaining life of the assets; and

•	reducing the carrying value of the assets to the estimated fair value when the total undiscounted cash flows was less than the current book value of the unit or facility.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

4.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

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

      A summary of the asset and liability line items from which the reclassifications have been made at December 31, 2002 (in thousands) is as follows:

		MK
	Matrix	Medical	Nursing	Total

Current assets	$13,711	$923	$—	$14,634
Property and equipment, net	6,588	1,183	6,696	14,467
Goodwill	3,713	—	—	3,713
Other assets	3,531	73	—	3,604

Total assets held for sale	$27,543	$2,179	$6,696	$36,418

Current liabilities held for sale	$3,239	$—	$—	$3,239

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

5.	Discontinued Operations — (Continued)

      During the six months ended June 30, 2003, we disposed of the following facilities, clinics and other assets:

•	27 nursing facilities (3,426 beds), two assisted living centers (61 units) and certain other assets for cash proceeds totaling approximately $91.0 million;

•	the outpatient rehabilitation clinic operations and the managed care network of our former Matrix segment for cash proceeds of $36.0 million;

•	the Care Focus business unit of our Home Care segment for cash proceeds of approximately $6.4 million received in the second quarter of 2003, with additional contingent cash proceeds of approximately $1.2 million expected to be received in the fourth quarter of 2003; and

•	one non-operational nursing facility for $5.5 million, including cash and a $4.1 million not receivable.

      We recognized net pre-tax gains of approximately $40.8 million as a result of these 2003 disposal activities. The operations of Matrix, the nursing facilities and Care Focus were immaterial to our consolidated financial position and results of operations. We expect to sell the remaining Matrix and MK Medical operations during 2003.

      The results of operations of disposed facilities, clinics and other assets during the six months ended June 30, 2003, as well as the results of operations of the held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Also included in discontinued operations are losses on sales, additional impairments and exit costs relative to these facilities, clinics and other assets. A summary of the discontinued operations for the years ended December 31 (in thousands) follows:

	2002					2001

		MK	Nursing	Care			MK	Nursing	Care
	Matrix	Medical	Facilities	Focus	Total	Matrix	Medical	Facilities	Focus	Total

Net operating revenues(1)	$86,852	$(4,452)	$155,011	$21,450	$258,861	$90,694	$23,289	$150,393	$21,428	$285,804

Operating income (loss)(1)	$812	$(31,610)	$12,222	$2,494	$(16,082)	$(8,652)	$(10,674)	$22,775	$2,168	$5,617
Loss on sale and exit costs	(1,001)	(1,257)	(114)	—	(2,372)	—	—	—	—	—
Impairments and other unusual items(2)	230	(4,239)	(2,019)	—	(6,028)	(32,482)	(8,231)	(299)	—	(41,012)

Pre-tax income (loss)	$41	$(37,106)	$10,089	$2,494	(24,482)	$(41,134)	$(18,905)	$22,476	$2,168	(35,395)

Provision for income taxes					—					927

Discontinued operations, net of income taxes					$(24,482)					$(36,322)

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

5.	Discontinued Operations — (Continued)

	2000

		MK	Nursing	Care
	Matrix	Medical	Facilities	Focus	Total

Net operating revenues	$78,367	$29,429	$136,527	$21,493	$265,816

Operating income (loss)	$(30,017)	$(1,170)	$20,466	$1,839	$(8,882)
Impairments and other unusual items	(25,784)	—	—	—	(25,784)

Pre-tax income (loss)	$(55,801)	$(1,170)	$20,466	$1,839	(34,666)

Provision for (benefit from) income taxes					(7,726)

Discontinued operations, net of income taxes					$(26,940)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. (See Note 9.)

(2)	Includes $1.0 million accrued in 2002 for legal and related fees associated with the MK Medical estimated overpayment issue.

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

      During the year ended December 31, 2001, we acquired one nursing facility (185 beds), eight previously leased nursing facilities (903 beds) and certain other assets for cash of approximately $3.7 million, assumed debt of approximately $18.4 million, security deposits of $200,000 and incurred closing and other costs of approximately $300,000. These acquisitions were accounted for as purchases. Also during such period, we sold, closed or terminated the leases on 18 nursing facilities (1,768 beds), one assisted living center (12 units), three outpatient therapy clinics, one home care center and certain other assets for cash proceeds of approximately $20.4 million and a note receivable of approximately $3.9 million. We did not operate three of the nursing facilities (355 beds) which had been leased to other nursing home operators. We recognized pre-tax gains of $4.8 million, which were included in net operating revenues, pre-tax losses of $4.0 million which were included in other operating expenses and $200,000 of losses included in discontinued operations during the year ended December 31, 2001, as a result of these dispositions. In addition, we terminated the lease on one nursing facility (223 beds) in Indiana and recorded a pre-tax charge of approximately $3.3 million which was included in the consolidated statement of operations caption “Asset impairments, workforce reductions and other unusual items.”

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

      Depreciation and amortization expense related to property and equipment, including the amortization of assets under capital lease obligations, for the years ended December 31, 2002, 2001 and 2000 was $77.7 million, $76.3 million and $83.3 million, respectively, including depreciation and amortization expense on discontinued operations of $11.4 million, $10.5 million and $10.8 million, respectively.

      Capitalized software costs of $53.6 million and $64.3 million at December 31, 2002 and 2001, respectively, net of accumulated amortization of $30.8 million and $29.8 million, respectively, are included in the accompanying consolidated balance sheet caption “Other assets”. Amortization expense related to capitalized software costs for the years ended December 31, 2002, 2001 and 2000 was $10.3 million, $8.6 million and $7.1 million, respectively, including amortization expense on discontinued operations of $1.9 million, $1.4 million and $1.3 million, respectively.

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

      During 2001, we entered into a new $150.0 million revolving credit facility (the “Credit Facility”) which matures in April 2004 and issued $200.0 million of 9 5/8% Senior Notes due 2009 (the “9 5/8% Senior Notes”) through a private placement. The net proceeds from issuance of the 9 5/8% Senior Notes were used to repay borrowings under our former $375.0 million credit facility and for general corporate purposes. We filed a registration statement in 2001 under Form S-4 with the Securities and Exchange Commission registering the 9 5/8% Senior Notes and exchanged (the “Exchange Offer”) all of the 9 5/8% Senior Notes issued through the private placement for publicly registered 9 5/8% Senior Notes. We did not receive any proceeds as a result of the Exchange Offer.

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

      In February 2003, we executed an amendment to our Credit Facility and our off-balance sheet lease arrangement (the “2003 Amendments”). The 2003 Amendments were required since our projected earnings for 2003, primarily due to the reduction in Medicare funding, were not anticipated to reach the level needed to meet the financial covenant requirements in these debt arrangements. The primary impacts of the 2003 Amendments include the following:

•	revolver borrowings bear interest at adjusted LIBOR plus 3.50%; the Base Rate, as defined, plus 2.50%; or the adjusted CD rate, as defined, plus 3.625%, at our option. These rates may be adjusted quarterly based on a leverage ratio calculation;

•	the Credit Facility will be secured by property, equipment and other assets having a market value, determined pursuant to the 2003 Amendments, of not less than $165.0 million;

•	the Credit Facility will be frozen at a borrowing capacity of $100.0 million initially, and eventually adjusted to $85.0 million over its remaining term concurrent with receipt of proceeds from sales of facilities; and

•	we will purchase three leased properties in the first quarter of 2003 for $16.8 million with a portion of the proceeds from the sale of our Matrix outpatient therapy clinics and managed care network, and apply a portion of the proceeds from anticipated divestitures in 2003 and 2004 to reduce the off-balance sheet lease arrangement further.

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

$205,984

      Our total future minimum rental commitments are net of approximately $2.1 million of minimum sublease rental income due in the future under noncancelable subleases. The following table summarizes certain information relative to our operating leases, including operating leases for discontinued operations, for the years ended December 31 (in thousands):

	2002	2001	2000

Rent expense, net of sublease rent income	$87,852	$106,814	$114,889
Sublease rent income	2,036	2,248	3,312
Estimated contingent rent expense, based primarily on revenues	2,000	7,000	14,000

      At December 31, 2002, we leased five nursing facilities, one assisted living center and our corporate headquarters under an off-balance sheet lease arrangement. As of December 31, 2002, we had $69.5 million of outstanding commitments under this financing arrangement. The lessor financed the construction of these

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

9.     Commitments and Contingencies — (Continued)

properties and we lease the properties under a master operating lease agreement, which matures in 2004. Under the original commitment, we could purchase the properties at original cost, or coordinate the sale of the properties to a third-party, when the master lease agreement matures. There is a third-party entity at risk under this arrangement for 3% of the original commitment; of the remaining 97% original commitment, 17% is secured by first mortgages on the related properties and 83% (or approximately $56.0 million at December 31, 2002) is guaranteed by the Company and secured by second mortgages on the related properties. This lease arrangement was satisfied in June 2003. (See Note 14.)

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

13. Segment Information — (Continued)

      The following table summarizes certain information for each of our operating segments, based on our first quarter 2002 reorganization (in thousands):

	Nursing		Home			Discontinued
	Facilities	AEGIS	Care	All Other(1)	Total	Operations(2)

Year ended December 31, 2002
Revenues from external customers	$2,147,775	$52,967	$40,579	$1,855	$2,243,176	$258,861
Intercompany revenues	—	154,306	—	626	154,932	—
Interest income	1,615	42	14	3,068	4,739	12
Interest expense	14,873	—	24	49,816	64,713	2,116
Depreciation and amortization	65,936	710	886	7,209	74,741	14,202
Pre-tax income (loss)	125,367	35,569	(3,573)	(195,715)	(38,352)	(24,482)
Goodwill	48,942	—	14,594	(159)	63,377	3,713
Total assets	1,132,880	15,966	32,314	139,013	1,320,173	29,722
Capital expenditures	84,696	1,676	500	7,778	94,650	5,453
Year ended December 31, 2001
Revenues from external customers	$2,353,441	$17,366	$53,400	$3,937	$2,428,144	$285,804
Intercompany revenues	—	170,705	—	11,360	182,065	—
Interest income	150	4	—	2,785	2,939	138
Interest expense	23,211	—	74	53,354	76,639	2,734
Depreciation and amortization	66,420	278	2,127	6,916	75,741	17,260
Pre-tax income (loss)	93,663	48,322	(13,953)	(332,521)	(204,489)	(35,395)
Goodwill	47,517	—	22,832	(224)	70,125	74,759
Total assets	1,346,901	8,575	56,950	144,121	1,556,547	124,523
Capital expenditures	75,903	1,200	445	3,127	80,675	8,726
Year ended December 31, 2000
Revenues from external customers	$2,296,479	$5,632	$55,305	$7,831	$2,365,247	$265,816
Intercompany revenues	—	131,420	—	11,695	143,115	—
Interest income	204	—	1	2,296	2,501	149
Interest expense	24,550	—	168	52,669	77,387	2,629
Depreciation and amortization	74,192	270	1,879	6,286	82,627	17,434
Pre-tax income (loss)	86,244	24,387	(7,438)	(145,291)	(42,098)	(34,666)
Goodwill	36,013	—	39,713	(110)	75,616	128,126
Total assets	1,504,123	3,004	91,013	104,551	1,702,691	173,302
Capital expenditures	57,523	513	1,617	8,950	68,603	7,424

(1)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. These amounts also include pre-tax charges totaling approximately $96.5 million, $274.6 million and $61.7 million for 2002, 2001 and 2000, respectively. These pre-tax charges primarily related to increasing reserves for patient care liability costs (in 2002 and 2000), asset impairments, workforce reductions and other unusual items and special charges and adjustments related to federal government settlements.

(2)	The results of operations of disposed facilities, clinics and other assets have been reported as discontinued operations, for all periods presented, including facility, clinic and other asset dispositions during the six months ended June 30, 2003. (See Note 5.) The assets and liabilities of Matrix were reclassified as held for sale and the assets of MK Medical were reclassified as held for sale at December 31, 2002.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2002, 2001 and 2000

Note 14. Subsequent Events

      During the six months ended June 30, 2003, we disposed of the following facilities and other assets:

•	27 nursing facilities (3,426 beds), two assisted living centers (61 units) and certain other assets for cash proceeds totaling approximately $91.0 million;

•	the Care Focus business unit of our Home Care segment for cash proceeds of $6.4 million received in the second quarter, with additional contingent cash proceeds of approximately $1.2 million expected to be received in the fourth quarter of 2003; and

•	the outpatient rehabilitation clinic operations and the managed care network of our former Matrix segment for cash proceeds of $36.0 million.

      All of the above have been reported as discontinued operations for all periods presented in the consolidated statements of operations. We recognized net pre-tax gains of $40.8 million during the six months ended June 30, 2003 as a result of these disposal activities.

      Primarily with cash proceeds from the above dispositions received during the six months ended June 30, 2003, we reduced fixed rate debt by $35.9 million, of which $9.0 million was reflected in our current portion of long-term debt as of December 31, 2002, and variable rate off-balance sheet obligations by $69.5 million and we increased our fixed rate notes receivable by a net of $3.7 million.

      During 2003, we acquired for cash of $69.5 million the remaining leased facilities and our corporate office building, which had been subject to our off-balance sheet lease arrangement. The acquisitions were primarily funded with the proceeds from the sale of nursing facilities, outpatient rehabilitation clinics and Care Focus.

BEVERLY ENTERPRISES, INC.

SUPPLEMENTARY DATA (Unaudited)

QUARTERLY FINANCIAL DATA
(In thousands, except per share data)

      The following is a summary of our quarterly results of operations for the years ended December 31, 2002 and 2001:

	2002					2001

	1st	2nd	3rd	4th	Total	1st	2nd	3rd	4th	Total

Total revenues	$554,661	$565,373	$560,905	$566,976	$2,247,915	$588,887	$607,539	$619,867	$614,790	$2,431,083

Income (loss) before provision for (benefit from) income taxes, discontinued operations and cumulative effect of change in accounting	$22,611	$(13,637)	$10,935	$(58,261)	$(38,352)	$(98,850)	$11,519	$19,547	$(136,705)	$(204,489)
Provision for (benefit from) income taxes	1,079	1,331	1,021	2,654	6,085	(39,200)	8,129	13,448	78,084	60,461

Income (loss) before discontinued operations and cumulative effect of change in accounting	21,532	(14,968)	9,914	(60,915)	(44,437)	(59,650)	3,390	6,099	(214,789)	(264,950)
Discontinued operations, net of taxes	(1,028)	954	5,664	(30,072)	(24,482)	7,376	2,178	5,974	(51,850)	(36,322)
Cumulative effect of change in accounting, net of taxes	(77,171)	—	—	—	(77,171)	—	—	—	—	—

Net income (loss)	$(56,667)	$(14,014)	$15,578	$(90,987)	$(146,090)	$(52,274)	$5,568	$12,073	$(266,639)	$(301,272)

Income (loss) per share of common stock:
Basic:
Before discontinued operations and cumulative effect of change in accounting	$0.21	$(0.14)	$0.09	$(0.58)	$(0.42)	$(0.58)	$0.03	$0.06	$(2.06)	$(2.55)
Discontinued operations	(0.01)	0.01	0.05	(0.29)	(0.23)	0.07	0.02	0.06	(0.50)	(0.35)
Cumulative effect of change in accounting	(0.74)	—	—	—	(0.74)	—	—	—	—	—

Net income (loss)	$(0.54)	$(0.13)	$0.15	$(0.87)	$(1.39)	$(0.50)	$0.05	$0.12	$(2.56)	$(2.90)

Shares used to compute per share amounts	104,441	104,731	104,865	104,861	104,726	103,705	103,884	104,264	104,286	104,037

Diluted:
Before discontinued operations and cumulative effect of change in accounting	$0.20	$(0.14)	$0.09	$(0.58)	$(0.42)	$(0.58)	$0.03	$0.06	$(2.06)	$(2.55)
Discontinued operations	(0.01)	0.01	0.05	(0.29)	(0.23)	0.07	0.02	0.06	(0.50)	(0.35)
Cumulative effect of change in accounting	(0.74)	—	—	—	(0.74)	—	—	—	—	—

Net income (loss)	$(0.54)	$(0.13)	$0.15	$(0.87)	$(1.39)	$(0.50)	$0.05	$0.11	$(2.56)	$(2.90)

Shares used to compute diluted net income (loss) per share amounts	105,466	104,731	104,937	104,861	104,726	103,705	105,691	106,572	104,286	104,037

Common stock price range:
High	$9.50	$9.18	$7.95	$3.89		$8.50	$10.73	$12.10	$10.69
Low	$5.66	$6.95	$1.90	$1.60		$5.94	$5.20	$8.50	$6.50

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

      The operations of disposed facilities, clinics and other assets have been reported as discontinued operations for all periods presented. In addition, the operations of MK Medical have been reported as discontinued operations for all periods presented since they met the criteria under SFAS No. 144 as assets held for sale at December 31, 2002. We have also reported 27 nursing facilities, two assisted living centers and our Care Focus business unit disposed of during the six months ended June 30, 2003 as discontinued operations. In addition, we recorded a cumulative effect for the change in accounting for goodwill as of January 1, 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures which are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by SEC Rule 13a-15(b), the Company has carried out an evaluation as of December 31, 2002, the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The following table sets forth the name, age and position of each of our directors and executive officers. Each director holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The executive officers and directors, as of August 31, 2003, are as follows:

Name	Position	Age

William R. Floyd	Chairman of the Board, President, Chief Executive Officer and Director	58
Douglas J. Babb	Executive Vice President and Chief Administrative and Legal Officer and Secretary	51
David R. Devereaux	Chief Operating Officer — Nursing Facilities	41
Jeffrey P. Freimark	Executive Vice President, Chief Financial and Information Officer	48
Pamela H. Daniels	Senior Vice President, Controller and Chief Accounting Officer	39
James M. Griffith	Senior Vice President — Investor Relations and Corporate Communications	61
Patricia C. Kolling	Senior Vice President — Compliance	56
Blaise J. Mercadante	Senior Vice President — Marketing and New Business Innovation	50
Diane L. Munson	Senior Vice President — Professional Services	53
Harold A. Price	Senior Vice President — Sales and Business Development	53
Richard D. Skelly, Jr.	Senior Vice President and Treasurer	44
Patrice K. Acosta	President — AEDON Staffing	46
Chris W. Roussos	President — CERES Strategies	38
Cindy H. Susienka	President — AEGIS Therapies and Home Care	44
John D. Fowler, Jr.(1)(2)	Director	46
James R. Greene(1)(3)	Director	81
Edith E. Holiday(2)(3)	Director	51
John P. Howe, III, M.D.(2)(3)	Director	60
James W. McLane(1)	Director	64
Donald L. Seeley(1)	Director	59
Marilyn R. Seymann(2)(3)	Director	61

(1)	Member of the Audit and Compliance Committee.

(2)	Member of the Nominating Committee and Compensation Committee.

(3)	Member of the Quality Management Committee.

      Mr. Floyd joined us in April 2000 as President and Chief Operating Officer. He was elected Chief Executive Officer in February 2001 and Chairman of the Board in December 2001. From 1996 to 1998, he was Chief Executive Officer of Choice Hotels International, and from 1995 to 1996, he was Chief Operating Officer of Taco Bell Corporation. He has been a director since July 2000.

      Mr. Babb joined us in April 2000 as Executive Vice President, General Counsel and Secretary. He was named head of Government Relations in January 2001 and Chief Administrative and Legal Officer in October 2002. Mr. Babb was Senior Vice President and Chief of Staff for Burlington Northern Santa Fe Corporation

(“BNSF”) from 1995 to 1997 and Senior Vice President — Merchandise Business Unit for BNSF from 1997 to 1999.

      Mr. Devereaux joined us in August 1998 as Senior Vice President — Operations for the Specialty Services Division of the Nursing Facilities segment. He was elected President of the corporations within the Nursing Facilities segment in January 2001 and Chief Operating Officer in July 2001. From 1996 to 1998, Mr. Devereaux was District Vice President of Manor Care Health Services.

      Mr. Freimark joined us in January 2002 as Executive Vice President and Chief Financial Officer. He became head of Information Technology in October 2002. From May 2001 to January 4, 2002, he was Senior Executive Vice President and Chief Financial Officer of OfficeMax, Inc. From March 1997 to May 2001, he was with The Grand Union Company where he held positions as Executive Vice President, Chief Financial Officer and President and Chief Executive Officer.

      Ms. Daniels joined us in May 1988 as Audit Coordinator. She was elected Vice President, Controller and Chief Accounting Officer in October 1996 and Senior Vice President in December 1999.

      Mr. Griffith joined us in November 1995 as Senior Vice President — Investor Relations and Corporate Communications.

      Ms. Kolling joined us in February 1989 as a rehabilitation consultant. She was elected Vice President — Rehabilitation in 1994, Vice President — PPS in 1998 and Vice President — Medicare Programs in 2000. She was elected Senior Vice President — Compliance in October 2002.

      Mr. Mercadante joined us in 2002 as Senior Vice President — Marketing and New Business Innovation. From 1999 to 2002, he was President of Blazing Insights Group, and from 1996 to 1999, he was Executive Vice President — Marketing at Universal Studios.

      Ms. Munson joined us in June 2002 as Vice President — General Manager of New Business Innovations. In April 2003, she was elected Senior Vice President — Professional Services. From 2001 to 2002, she was President and Chief Executive Officer of Fluidsense, Inc., a medical device start-up company. From 1999 to 2000, she was Senior Vice President, Healthcare Services of Inlight, Inc., a health care information technology corporation. From 1997 to 1999, she served as a consultant for Heidrick & Struggles.

      Mr. Price joined us in August 2002 as Senior Vice President — Sales and Business Development. Prior to that, he worked with us on a consulting basis for 18 months. Before becoming a consultant, he was Vice President — Strategic Relations and Business Development for SelfCare, Inc. from 1999 to 2000. For the 17 years prior, he held various positions with Nova Care, Inc. ultimately as Senior Vice President — Sales and Marketing.

      Mr. Skelly joined us in April 2002 as Senior Vice President and Treasurer. From September 2001 to March 2002, he served as Senior Vice President and Treasurer of OfficeMax, Inc. From June 1997 to August 2001, he held various positions with The Grand Union Company, including Acting Chief Financial Officer and Treasurer.

      Ms. Acosta joined us in October 1996 as Vice President — Risk Management. She was elected Senior Vice President — Professional Services in January 2001 and President — AEDON Staffing in April, 2003. From January 1995 to September 1996, Ms. Acosta was Vice President — Risk Management at Regency Health Services.

      Mr. Roussos joined us in August 2001 as a management designee of Matrix Rehabilitation. He was elected President of Matrix Rehabilitation in February 2002 and President of CERES Strategies in October 2002. From 2000 to 2001, he was Division General Manager of American Homestar, and from 1996 to 2000 he was General Manager of Fleetwood Enterprises.

      Ms. Susienka joined us in June 1998 as President — AEGIS Therapies and was elected President — Home Care Services in March 2002. From 1987 to 1998, she held various positions at NovaCare, Inc., including Regional Vice President.

      Mr. Fowler is Managing Director of Baycrest Capital, LLC, a private equity investment and advisory firm. From 2001 to 2003, he was President and a director of Large Scale Biology Corporation. From 1998 to 2001, he was Managing Director of JPMorgan & Co.’s Healthcare Group and from 1992 to 1998, he was Managing Director and Head of Salomon Brothers, Inc.’s Healthcare Group. He has been a director since February 2002.

      Mr. Greene’s principal occupation has been that of a director and consultant to various United States and international businesses since 1986. He is a director of Buck Engineering Company and Bank Leumi. He has been a director since January 1991.

      Ms. Holiday is an attorney. She served as a Former Assistant to the President of the United States and Secretary of the Cabinet during the George H.W. Bush administration. Prior to that, Ms. Holiday served as General Counsel of the United States Treasury Department. She is a director of Amerada Hess Corporation, Canadian National Railway Company, H.J. Heinz Company and RTI International Metals, Inc. She is also a director or trustee of various investment companies in the Franklin Templeton group of funds and Operating Trustee of TWE Holdings I & II Trusts. She has been a director since March 1995.

      Dr. Howe, III is President and Chief Executive Officer of Project Hope. From 1985 to 2001, he was President of The University of Texas Health Center at San Antonio. He is also a director of Southwest Foundation for Biomedical Research and San Antonio Medical Foundation. He has been a director since July 2001.

      Mr. McLane is Chairman, President, Chief Executive Officer and Director of Healthaxis Inc. From 1997 until early 2000, he was President, Chief Operating Officer and Director of NovaCare, Inc. He previously served as Executive Vice President of Aetna, Inc. and as Chief Executive Officer of Aetna Health Plans. He has been a director since October 2000.

      Mr. Seeley is Director of the Applied Investment Management Program at the University of Arizona Department of Finance. From 1997 to 2000, he was Vice Chairman and Chief Financial Officer of True North Communications. He is a director of Modem Media Inc. He also serves on the Board of Trustees of William Blair Funds. He has been a director since April 2002.

      Ms. Seymann is President and Chief Executive Officer of M One, Inc., a management, risk and information systems consulting firm for financial institutions. She is a director of Community First Bankshares, Inc., Eos International, Inc., NorthWestern Corporation and Maximus, Inc. She has been a director since March 1995.

ITEM 11.	EXECUTIVE COMPENSATION.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting held on May 22, 2003, pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of August 31, 2003, the beneficial ownership of our common stock by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons known by us to be beneficial owners of more than 5% of our outstanding common stock. Except as indicated by footnote, we believe that each stockholder named in the table has sole voting and investment power with respect to such shares. Unless otherwise indicated, the address of each beneficial owner listed is c/o Beverly Enterprises, One Thousand Beverly Way, Fort Smith, Arkansas, 72919.

	Sole	Options
	Voting and	Exercisable	Other				Percentage of
	Investment	Within	Beneficial	Deferred			Common
Directors and Officers	Power	60 Days	Ownership(1)	Compensation		Total	Stock

Douglas J. Babb	145,000	166,200	—	—		311,200	*
David R. Devereaux	213,494 (2)	112,850	—	—		326,344	*
William R. Floyd	511,216	675,000	—	—		1,186,216	1.11%
John D. Fowler, Jr.	5,000	14,667	—	35,063	(3)	54,730	*
Jeffrey P. Freimark	125,000	37,500	6,450	—		168,950	*
James R. Greene	8,875	42,250	—	60,530	(3)	111,655	*
Edith E. Holiday	800	45,625	200	22,752	(3)	69,377	*
John P. Howe, III, M.D.	—	21,083	—	20,146	(3)	41,229	*
James W. McLane	—	23,968	—	14,857	(3)	38,825	*
Donald L. Seeley	23,000	12,833	—	—		35,833	*
Marilyn R. Seymann	1,000	45,625	—	21,258	(3)	67,883	*
Cindy H. Susienka	73,601	77,000	—	—		150,601	*
All Directors and Executive officers as a group (22 persons)	1,952,169 (2)	1,618,751	16,900	174,607		3,762,427	3.51%

		Percentage of
		Common
5% Beneficial Owners	Total	Stock

ICM Asset Management, Inc.(4)(5)	10,916,040	10.19%
601 W. Main Avenue, Suite 600
Spokane, Washington 99201
ML Global Allocation Fund, Inc.(4)(6)	7,909,000	7.38%
800 Scudders Mill Road
Plainsboro, New Jersey 08536
Dimensional Fund Advisors Inc.(4)(7)	7,784,445	7.26%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
Strong Capital Management, Inc.(4)(8)	6,028,377	5.63%
100 Heritage Reserve
Menomonee Falls, Wisconsin 53051
Mellon Financial Corporation(4)(9)	5,791,404	5.40%
One Mellon Center
500 Grant Street
Pittsburgh, Pennsylvania 15258

*	Percentage of stock owned does not exceed 1%.

(1)	Shares owned by family members.

(2)	Includes shares allocated through participation in the Employee Stock Purchase Plan.

(3)	Shares credited under the Non-Employee Director Deferred Compensation Plan.

(4)	We have been notified by these persons that they were the beneficial owners of more than 5% of our voting securities as of December 31, 2002. According to the most recent Schedule 13G filed by the owner with the SEC, these shares were acquired in the ordinary course of business and were not acquired for the purpose of, and do not have the effect of, changing or influencing control over us.

(5)	Information based on Schedule 13G dated January 30, 2003. Includes all shares reported by ICM Asset Management, Inc., an investment advisor registered under the Investment Advisors Act of 1940, and James M. Simmons, the President of ICM Asset Management, Inc. under an agreement to file jointly on Schedule 13G. ICM Asset Management, Inc. and James M. Simmons have shared voting power with respect to 6,373,562 shares and shared dispositive power with respect 10,916,040 shares. Based on the Schedule 13G dated September 30, 2003, IMC Asset Management, Inc. and James M. Simmons currently have shared voting power with respect to 5,066,265 shares, or 4.7%, of our outstanding common stock.

(6)	Information based on Schedule 13G dated January 7, 2003. Includes all shares reported by ML Global Allocation Fund, Inc., which has shared voting power and shared dispositive power with respect to these shares.

(7)	Information based on Schedule 13G dated February 12, 2003. Includes all shares reported by Dimensional Fund Advisors Inc., an investment advisor registered under the Investment Advisors Act of 1940. Dimensional Fund Advisors Inc. has sole voting power and sole dispositive power with respect to these shares.

(8)	Information based on Schedule 13G dated February 6, 2003. Includes all shares reported by Strong Capital Management, Inc., an investment advisor registered under the Investment Advisors Act of 1940, and Richard S. Strong, the Chairman of the Board of Strong Capital Management, Inc. under an agreement to file jointly on Schedule 13G. Strong Capital Management, Inc. and Richard S. Strong have shared voting power with respect to 6,009,447 shares and shared dispositive power with respect 6,028,377 shares.

(9)	Information based on Schedule 13G dated January 14, 2003. Includes all shares reported by Mellon Financial Corporation, a parent holding company that includes Boston Safe Deposit and Trust Company, Mellon Bank, N.A., Dreyfus Investment Advisors, Inc., Mellon Capital Management Corporation, The Dreyfus Corporation, The Boston Company Asset Management, LLC and MBC Investments Corporation. Mellon Financial Corporation has sole voting power over 4,883,019 of these shares and sole dispositive power over 5,664,704 of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Beryl F. Anthony, who served as one of our directors until May 24, 2002, provided government relations consulting and legal advice to us in 2002. We paid Mr. Anthony $160,000 for these services in 2002.

      Harris Diamond, who served as one of our directors until March 6, 2002, is Chief Executive Officer of FRB/Weber Shandwick Worldwide. During 2002, we engaged FRB/Weber Shandwick Worldwide to provide public relations consulting services. The fees paid to FRB/Weber Shandwick Worldwide for 2002 were $176,903.

      Since 2001, we have engaged Rhino Internet Solutions to develop corporate, business unit and facility-specific web sites for us. The Rhino Internet Solutions account manager for this relationship is Rebecca Seymann, daughter-in-law of Dr. Marilyn Seymann, a director. We paid Rhino Internet Solutions $182,018 in 2002.

      During 2002, we engaged Silver Summit Group to provide consulting services relating to research and development of new business opportunities and sales and marketing strategies. The fees paid to Silver Summit Group for 2002 were $176,742. Mr. Hal Price, one of our executive officers, is a principal of Silver Summit Group; however, he is no longer active in that business.

      Mr. Freimark, our Chief Financial and Information Officer, was indebted to his former employer. As part of his employment agreement with us, we loaned Mr. Freimark $194,092, which was used to pay off the loan from his former employer. Such amount is the maximum principal amount of the loan. The interest rate varies based upon the federal short-term rate as published by the Internal Revenue Service. One-quarter of the principal and interest is being forgiven annually for so long as Mr. Freimark remains employed by us, such that the loan will be forgiven entirely at the end of Mr. Freimark’s fourth year of employment. The amounts forgiven are being grossed-up for taxes. The principal amount outstanding under this loan as of June 30, 2003 was approximately $97,000.

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

BEVERLY ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
(Item 15(a))

		Page

1.	Consolidated financial statements:
	Report of Ernst & Young LLP, Independent Auditors	48
	Consolidated Balance Sheets at December 31, 2002 and 2001	49
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002	50
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2002	51
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	52
	Notes to Consolidated Financial Statements	53
	Supplementary Data (Unaudited) — Quarterly Financial Data	86
2.	Consolidated financial statement schedule for each of the three years in the period ended December 31, 2002:
	II — Valuation and Qualifying Accounts	95
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
10	.1*	—	Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.2*	—	1997 Long-Term Incentive Plan, as amended and restated as of June 1, 2001 (the “1997 LTIP”) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.3*	—	Beverly Enterprises, Inc. Non-Employee Directors’ Stock Option Plan, as amended and restated as of June 1, 2001 (the “Directors’ Option Plan”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.4*	—	Beverly Enterprises, Inc. Stock Grant Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.5*	—	Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.6*	—	Form of the Beverly Enterprises, Inc. Executive Life Insurance Plan Split Dollar Agreement (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.7*	—	Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10	.8*	—	Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.9*	—	Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

Exhibit
Number			Description

10	.10*	—	Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.11*	—	Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.12*	—	Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.13*	—	Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992)
10	.14*	—	Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.15*	—	Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.16*	—	Amendment No. 6, effective as of January 1, 1996, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.17*	—	Amendment No. 7, effective as of September 1, 1997, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.18*	—	Amendment No. 8, dated as of December 11, 1997, to the Executive Retirement Plan, changing its name to the “Executive SavingsPlus Plan” (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.19*	—	Beverly Enterprises, Inc. Amended and Restated Supplemental Executive Retirement Plan effective as of April 1, 2000 (incorporated by reference to Exhibit 10.21 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.20*	—	Amendment Number One to the Beverly Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.21*	—	Beverly Enterprises, Inc. Amended and Restated Executive Deferred Compensation Plan effective July 1, 2000 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.22*††	—	Beverly Enterprises, Inc. Executive Deferred Compensation Plan effective December 31, 2002
10	.23*	—	Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10	.24*	—	Amendment No. 1, effective as of December 3, 1997, to the Directors’ Plan (incorporated by reference to Exhibit 10.26 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit
Number			Description

10	.25*	—	Beverly Enterprises, Inc.’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)
10	.26*	—	Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10	.27*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.28*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.29*	—	Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))
10	.30*	—	Severance Agreement and Release of Claims between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.31*	—	Employment Contract, made as of April 10, 2000, between Beverly Enterprises, Inc. and William R. Floyd (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.32*††	—	Employment Contract, made as of December 6, 2001, between Beverly Enterprises, Inc. and William R. Floyd
10	.33*††	—	Employment and Severance Agreement, made as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux
10	.34*††	—	Severance Agreement and Release of Claims made as of October 5, 2002, between Beverly Enterprises, Inc. and Bobby W. Stephens
10	.35*††	—	Employment Contract, made as of April 1, 2000, between Beverly Enterprises, Inc. and Douglas J. Babb
10	.36*††	—	Severance Agreement and Release of Claims made as of October 11, 2002, between Beverly Enterprises, Inc. and Michael J. Matheny
10	.37*††	—	Severance Agreement and Release of Claims made as of December 31, 2001, between Beverly Enterprises, Inc. and T. Jerald Moore
10	.38*	—	Employment Agreement, dated February 15, 2001 between Beverly Enterprises, Inc. and William A. Mathies (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10	.39*	—	Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its officers (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on September 22, 1997 (File No. 333-28521))

Exhibit
Number			Description

10	.40*	—	Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.’s Registration Statement of Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.41*	—	Retention Stock Option Agreement, effective as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10	.42*	—	Description of Non-Employee Directors Group Term Life Insurance Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.43*	—	Performance based Stock Option Award to Jeffrey P. Freimark pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.44*	—	Performance based Stock Option Award to L. Darlene Burch pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.45*	—	Description of Long Term Disability Policy for William R. Floyd (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.46*	—	Employment Agreement made as of December 31, 2001 between Beverly Enterprises, Inc. and Jeffrey P. Freimark (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.47*	—	Demand Promissory Note made as of April 1, 2002 by Richard D. Skelly, Jr. for the benefit of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.48		—	Master Lease Document — General Terms and Conditions dated December 30, 1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California Corporation’s Annual Report on Form 10-K for the year ended December 31, 1985)
10.49		—	Agreement dated as of December 29, 1986 among Beverly California Corporation, Beverly Enterprises — Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California Corporation’s Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises — Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.50		—	Agreement to Sale of Nursing Home Properties dated as of July 13, 2001 among Beverly Enterprises Florida, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Savana Cay Manor, Inc., Vantage Healthcare Corporation, Peterson Health Care, Inc. and NMC of Florida, LLC (the “Florida Sale Agreement”) (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Number			Description

10.51		—	First Amendment to Florida Sale Agreement, dated as of August 30, 2001 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.52		—	Second Amendment to Florida Sale Agreement, dated as of October 29, 2001 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.53		—	Participation Agreement, dated as of August 28, 1998, among Vantage Healthcare Corporation, Petersen Health Care, Inc., Beverly Savana Cay Manor, Inc., Beverly Enterprises — Georgia, Inc., Beverly Enterprises — California, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Enterprises — Arkansas, Inc., Beverly Enterprises — Florida, Inc. and Beverly Enterprises — Washington, Inc. as Lessees and Structural Guarantors; Beverly Enterprises, Inc. as Representative, Construction Agent and Parent Guarantor; Bank of Montreal Global Capital Solutions, Inc. as Agent Lessor and Lessor; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency, Bank of America National Trust and Savings Association and Bank of Montreal, as Lenders; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency as Arranger; and Bank of Montreal as Co-Arranger and Syndication Agent and Administrative Agent for the Lenders with respect to the Lease Financing of New Headquarters for Beverly Enterprises, Inc., Assisted Living and Nursing Facilities for Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.54		—	Master Amendment No. 1 to Amended and Restated Participation Agreement and Amended and Restated Master Lease and Open-End Mortgage, entered into as of September 30, 1999, among Beverly Enterprises, Inc. as Representative, Construction Agent, Parent Guarantor and Lessee; Bank of Montreal Global Capital Solutions, Inc., as Lessor and Agent Lessor; and Bank of Montreal, as Administrative Agent, Arranger and Syndication Agent (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
10.55		—	Amendment No. 2 to Amended and Restated Participation Agreement entered into as of April 14, 2000 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.56		—	Amendment to Participation Agreement dated as of December 29, 2000 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.57		—	Master Amendment No. 3 to Amended and Restated Participation Agreement, dated as of April 25, 2001 (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.58		—	Amendment No. 4 to Amended and Restated Participation Agreement, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.59††	—	Amendment No. 5 to Amended and Restated Participation Agreement, dated as of December 20, 2002
10	.60††	—	Amendment No. 6 to Amended and Restated Participation Agreement, dated as of February 28, 2003 [Note: Confidential treatment has been requested for portions of this document.]

Exhibit
Number			Description

10.61		—	Master Services Agreement, dated as of September 18, 1997, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.41 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	.62††	—	Fifth Amendment to Master Services Agreement, dated as of January 1, 2003, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc.
10.63		—	Amended and Restated Credit Agreement, dated as of April 25, 2001, among Beverly Enterprises, Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York, as Issuing Bank and Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.64		—	Amendment No. 1 to the Credit Agreement, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.65††	—	Amendment No. 3 to the Credit Agreement, dated as of December 20, 2002
10	.66††	—	Amendment No. 4 to the Credit Agreement, dated as of February 28, 2003 [Note: Confidential treatment has been requested for portions of this document.]
10.67		—	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.68		—	Plea Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.69		—	Addendum to Plea Agreement (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.70		—	Settlement Agreement between the United States of America, Beverly Enterprises, Inc. and Domenic Todarello (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.71		—	Agreement Regarding the Operations of Beverly Enterprises — California, Inc. (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.72		—	Settlement Agreement, effective October 15, 2002, between the Centers for Medicare and Medicaid Services, United States Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.73		—	Permanent Injunction and Final Judgment entered on August 1, 2002 in People of the State of California v. Beverly Enterprises, Inc.; Beverly Health and Rehabilitation Services, Inc.; Beverly Enterprises — California, Inc.; and Beverly Healthcare — California, Inc., Superior Court of the State of California For the County of Santa Barbara (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number			Description

10.74		—	Waiver of Constitutional Rights and Plea Form and Court Finding and Order dated August 1, 2002 in The People of California v. Beverly Enterprises — California, Inc., Superior Court of the State of California For the County of Santa Barbara (S.C. No. 1094923) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.75		—	Investigation Conclusion letter dated August 1, 2002, from the State of California Department of Justice (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.76††	—	Loan Agreement dated as of December 24, 2002 between Beverly Enterprises — Washington, Inc. and Bank of America, N.A.
10	.77††	—	Guaranty dated December 24, 2002 between Beverly Enterprises, Inc. and Bank of America, N.A.
12	.1†	—	Computation of Ratio of Earnings to Fixed Charges
21	.1††	—	Subsidiaries of Registrant
23	.1†	—	Consent of Ernst & Young LLP, Independent Auditors
31	.1†	—	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 10.1 through 10.47 are management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

†	Filed herewith.

††	Previously filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

Dated: October 14, 2003

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM R. FLOYD William R. Floyd	Chairman of the Board, President, Chief Executive Officer and Director	October 14, 2003

/s/ JEFFREY P. FREIMARK Jeffrey P. Freimark	Executive Vice President and Chief Financial and Information Officer	October 14, 2003

/s/ PAMELA H. DANIELS Pamela H. Daniels	Senior Vice President, Controller and Chief Accounting Officer	October 14, 2003

* John D. Fowler, Jr.	Director	October 14, 2003

* James R. Greene	Director	October 14, 2003

* Edith E. Holiday	Director	October 14, 2003

* John P. Howe, III	Director	October 14, 2003

* James W. McLane		Director	October 14, 2003

* Donald L. Seeley		Director	October 14, 2003

* Marilyn R. Seymann		Director	October 14, 2003

*By:	/s/ JOHN G. ARENA John G. Arena Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2	—	Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.3	—	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
4.1	—	Indenture dated as of February 1, 1996 between Beverly Enterprises, Inc. and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.’s 9% Senior Notes due February 15, 2006 (the “9% Indenture”) (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995)
4.2	—	Form of Supplemental Indenture No. 2 to the 9% Indenture dated as of November 19, 1997 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on September 8, 1997 (File No. 333-35137))
4.3	—	Indenture dated as of April 25, 2001 between Beverly Enterprises, Inc., and The Bank of New York, as Trustee, with respect to Beverly Enterprises, Inc.’s 9 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	—	Indenture dated as of April 1, 1993 (the “First Mortgage Bond Indenture”), among Beverly Enterprises, Inc., Delaware Trust Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to First Mortgage Bonds (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.5	—	First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8.750% First Mortgage Bonds due 2008 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.6	—	Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8.625% First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K dated July 15, 1993) (incorporated by reference to Exhibit 4.15 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
4.7	—	Trust Indenture dated as of December 1, 1994 from Beverly Funding Corporation, as Issuer, to Chemical Bank, as Trustee (the “Chemical Indenture”) (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
4.8	—	First Amendment and Restatement, dated as of June 1, 1999, of Trust Indenture, dated as of December 1, 1994, from Beverly Funding Corporation, as Issuer, to The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

Exhibit
Number			Description

4.9		—	Series Supplement dated as of December 1, 1994 to the Chemical Indenture (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
4.10		—	Series Supplement, dated as of June 1, 1999, by and between Beverly Funding Corporation and The Chase Manhattan Bank (“1999-1 Series Supplement”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
4.11		—	First Amendment, dated as of July 14, 1999, to the 1999-1 Series Supplement (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
In accordance with item 601 (b) (4) (iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.’s long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.
10	.1*	—	Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.2*	—	1997 Long-Term Incentive Plan, as amended and restated as of June 1, 2001 (the “1997 LTIP”) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.3*	—	Beverly Enterprises, Inc. Non-Employee Directors’ Stock Option Plan, as amended and restated as of June 1, 2001 (the “Directors’ Option Plan”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.4*	—	Beverly Enterprises, Inc. Stock Grant Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.5*	—	Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.6*	—	Form of the Beverly Enterprises, Inc. Executive Life Insurance Plan Split Dollar Agreement (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.7*	—	Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10	.8*	—	Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.9*	—	Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.10*	—	Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.11*	—	Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)

Exhibit
Number			Description

10	.12*	—	Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.13*	—	Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992)
10	.14*	—	Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.15*	—	Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.16*	—	Amendment No. 6, effective as of January 1, 1996, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.17*	—	Amendment No. 7, effective as of September 1, 1997, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.18*	—	Amendment No. 8, dated as of December 11, 1997, to the Executive Retirement Plan, changing its name to the “Executive SavingsPlus Plan” (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.19*	—	Beverly Enterprises, Inc. Amended and Restated Supplemental Executive Retirement Plan effective as of April 1, 2000 (incorporated by reference to Exhibit 10.21 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.20*	—	Amendment Number One to the Beverly Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.21*	—	Beverly Enterprises, Inc. Amended and Restated Executive Deferred Compensation Plan effective July 1, 2000 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.22*††	—	Beverly Enterprises, Inc. Executive Deferred Compensation Plan effective December 31, 2002
10	.23*	—	Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10	.24*	—	Amendment No. 1, effective as of December 3, 1997, to the Directors’ Plan (incorporated by reference to Exhibit 10.26 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.25*	—	Beverly Enterprises, Inc.’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)
10	.26*	—	Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)

Exhibit
Number			Description

10	.27*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.28*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.29*	—	Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))
10	.30*	—	Severance Agreement and Release of Claims between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.31*	—	Employment Contract, made as of April 10, 2000, between Beverly Enterprises, Inc. and William R. Floyd (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.32*††	—	Employment Contract, made as of December 6, 2001, between Beverly Enterprises, Inc. and William R. Floyd
10	.33*††	—	Employment and Severance Agreement, made as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux
10	.34*††	—	Severance Agreement and Release of Claims made as of October 5, 2002, between Beverly Enterprises, Inc. and Bobby W. Stephens
10	.35*††	—	Employment Contract, made as of April 1, 2000, between Beverly Enterprises, Inc. and Douglas J. Babb
10	.36*††	—	Severance Agreement and Release of Claims made as of October 11, 2002, between Beverly Enterprises, Inc. and Michael J. Matheny
10	.37*††	—	Severance Agreement and Release of Claims made as of December 31, 2001, between Beverly Enterprises, Inc. and T. Jerald Moore
10	.38*	—	Employment Agreement, dated February 15, 2001 between Beverly Enterprises, Inc. and William A. Mathies (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10	.39*	—	Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its officers (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on September 22, 1997 (File No. 333-28521))
10	.40*	—	Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.’s Registration Statement of Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.41*	—	Retention Stock Option Agreement, effective as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10	.42*	—	Description of Non-Employee Directors Group Term Life Insurance Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number			Description

10	.43*	—	Performance based Stock Option Award to Jeffrey P. Freimark pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.44*	—	Performance based Stock Option Award to L. Darlene Burch pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.45*	—	Description of Long Term Disability Policy for William R. Floyd (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.46*	—	Employment Agreement made as of December 31, 2001 between Beverly Enterprises, Inc. and Jeffrey P. Freimark (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.47*	—	Demand Promissory Note made as of April 1, 2002 by Richard D. Skelly, Jr. for the benefit of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.48		—	Master Lease Document — General Terms and Conditions dated December 30, 1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California Corporation’s Annual Report on Form 10-K for the year ended December 31, 1985)
10.49		—	Agreement dated as of December 29, 1986 among Beverly California Corporation, Beverly Enterprises — Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California Corporation’s Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises — Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.50		—	Agreement to Sale of Nursing Home Properties dated as of July 13, 2001 among Beverly Enterprises Florida, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Savana Cay Manor, Inc., Vantage Healthcare Corporation, Peterson Health Care, Inc. and NMC of Florida, LLC (the “Florida Sale Agreement”) (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.51		—	First Amendment to Florida Sale Agreement, dated as of August 30, 2001 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.52		—	Second Amendment to Florida Sale Agreement, dated as of October 29, 2001 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Number			Description

10.53		—	Participation Agreement, dated as of August 28, 1998, among Vantage Healthcare Corporation, Petersen Health Care, Inc., Beverly Savana Cay Manor, Inc., Beverly Enterprises — Georgia, Inc., Beverly Enterprises — California, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Enterprises — Arkansas, Inc., Beverly Enterprises — Florida, Inc. and Beverly Enterprises — Washington, Inc. as Lessees and Structural Guarantors; Beverly Enterprises, Inc. as Representative, Construction Agent and Parent Guarantor; Bank of Montreal Global Capital Solutions, Inc. as Agent Lessor and Lessor; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency, Bank of America National Trust and Savings Association and Bank of Montreal, as Lenders; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency as Arranger; and Bank of Montreal as Co-Arranger and Syndication Agent and Administrative Agent for the Lenders with respect to the Lease Financing of New Headquarters for Beverly Enterprises, Inc., Assisted Living and Nursing Facilities for Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.54		—	Master Amendment No. 1 to Amended and Restated Participation Agreement and Amended and Restated Master Lease and Open-End Mortgage, entered into as of September 30, 1999, among Beverly Enterprises, Inc. as Representative, Construction Agent, Parent Guarantor and Lessee; Bank of Montreal Global Capital Solutions, Inc., as Lessor and Agent Lessor; and Bank of Montreal, as Administrative Agent, Arranger and Syndication Agent (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
10.55		—	Amendment No. 2 to Amended and Restated Participation Agreement entered into as of April 14, 2000 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.56		—	Amendment to Participation Agreement dated as of December 29, 2000 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.57		—	Master Amendment No. 3 to Amended and Restated Participation Agreement, dated as of April 25, 2001 (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.58		—	Amendment No. 4 to Amended and Restated Participation Agreement, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.59††	—	Amendment No. 5 to Amended and Restated Participation Agreement, dated as of December 20, 2002
10	.60††	—	Amendment No. 6 to Amended and Restated Participation Agreement, dated as of February 28, 2003 [Note: Confidential treatment has been requested for portions of this document.]
10.61		—	Master Services Agreement, dated as of September 18, 1997, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.41 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	.62††	—	Fifth Amendment to Master Services Agreement, dated as of January 1, 2003, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc.

Exhibit
Number			Description

10.63		—	Amended and Restated Credit Agreement, dated as of April 25, 2001, among Beverly Enterprises, Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York, as Issuing Bank and Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.64		—	Amendment No. 1 to the Credit Agreement, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.65††	—	Amendment No. 3 to the Credit Agreement, dated as of December 20, 2002
10	.66††	—	Amendment No. 4 to the Credit Agreement, dated as of February 28, 2003 [Note: Confidential treatment has been requested for portions of this document.]
10.67		—	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.68		—	Plea Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.69		—	Addendum to Plea Agreement (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.70		—	Settlement Agreement between the United States of America, Beverly Enterprises, Inc. and Domenic Todarello (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.71		—	Agreement Regarding the Operations of Beverly Enterprises — California, Inc. (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.72		—	Settlement Agreement, effective October 15, 2002, between the Centers for Medicare and Medicaid Services, United States Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.73		—	Permanent Injunction and Final Judgment entered on August 1, 2002 in People of the State of California v. Beverly Enterprises, Inc.; Beverly Health and Rehabilitation Services, Inc.; Beverly Enterprises — California, Inc.; and Beverly Healthcare — California, Inc., Superior Court of the State of California For the County of Santa Barbara (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.74		—	Waiver of Constitutional Rights and Plea Form and Court Finding and Order dated August 1, 2002 in The People of California v. Beverly Enterprises — California, Inc., Superior Court of the State of California For the County of Santa Barbara (S.C. No. 1094923) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.75		—	Investigation Conclusion letter dated August 1, 2002, from the State of California Department of Justice (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.76††	—	Loan Agreement dated as of December 24, 2002 between Beverly Enterprises — Washington, Inc. and Bank of America, N.A.

Exhibit
Number			Description

10	.77††	—	Guaranty dated December 24, 2002 between Beverly Enterprises, Inc. and Bank of America, N.A.
12	.1†	—	Computation of Ratio of Earnings to Fixed Charges
21	.1††	—	Subsidiaries of Registrant
23	.1†	—	Consent of Ernst & Young LLP, Independent Auditors
31	.1†	—	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 10.1 through 10.47 are management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

†	Filed herewith.

††	Previously filed.