Form 10-Q
period 2003-09-30
BEVERLY ENTERPRISES INC
filed 2003-11-12
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares,

at October 31, 2003 — 107,122,286

BEVERLY ENTERPRISES, INC.

FORM 10-Q

SEPTEMBER 30, 2003

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
	Independent Accountant’s Review Report	15
ITEM 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	25
PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	26
ITEM 6.	Exhibits and Reports on Form 8-K	28

PART I

ITEM 1.     FINANCIAL STATEMENTS

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$168,717	$115,445
Accounts receivable — patient, less allowance for doubtful accounts:
2003 — $34,953; 2002 — $43,189	156,850	169,100
Accounts receivable — nonpatient, less allowance for doubtful accounts:
2003 — $1,873; 2002 — $1,347	17,461	6,799
Notes receivable, less allowance for doubtful notes: 2003 — $2,993; 2002 — $6,038	10,940	10,388
Operating supplies	11,353	13,980
Assets held for sale	16,440	36,418
Investment in Beverly Funding Corporation	30,923	—
Prepaid expenses and other	37,505	23,577

Total current assets	450,189	375,707
Property and equipment, net	744,235	789,283
Other assets:
Goodwill, net	57,593	63,377
Other, less allowance for doubtful accounts and notes: 2003 — $5,195; 2002 — $1,853	88,360	121,528

Total other assets	145,953	184,905

	$1,340,377	$1,349,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,621	$65,546
Accrued wages and related liabilities	105,410	98,206
Accrued interest	13,795	12,783
General and professional liabilities	80,874	77,025
Federal government settlement obligations	12,856	11,915
Liabilities held for sale	679	3,239
Other accrued liabilities	116,474	107,241
Current portion of long-term debt	17,223	41,463

Total current liabilities	403,932	417,418
Long-term debt	553,335	588,714
Other liabilities and deferred items	183,289	190,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2003 — 115,424,081; 2002 — 113,249,341	11,542	11,325
Additional paid-in capital	894,409	891,782
Accumulated deficit	(601,631)	(641,293)
Accumulated other comprehensive income	4,059	517
Treasury stock, at cost: 2003 — 8,301,795 shares; 2002 — 8,391,546 shares	(108,558)	(108,859)

Total stockholders’ equity	199,821	153,472

	$1,340,377	$1,349,895

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net operating revenues	$531,124	$517,323	$1,553,444	$1,549,086
Interest income	1,172	1,443	3,559	3,564

Total revenues	532,296	518,766	1,557,003	1,552,650
Costs and expenses:
Operating and administrative:
Wages and related	320,512	316,179	938,760	937,448
Provision for insurance and related items	33,639	20,460	99,206	77,309
Other	132,658	127,853	398,957	391,967
Interest	16,639	16,064	49,340	48,623
Depreciation and amortization	15,879	17,363	46,642	52,048
Florida insurance reserve adjustment	—	—	—	22,179
California investigation settlement and related costs	—	—	(925)	6,300
Adjustment to estimated reserves related to settlements of federal government investigations	—	—	—	(6,940)
Asset impairments, workforce reductions and other unusual items	2,726	3,413	4,361	3,413

Total costs and expenses	522,053	501,332	1,536,341	1,532,347

Income before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	10,243	17,434	20,662	20,303
Provision for income taxes	1,853	1,021	4,290	3,431

Income before discontinued operations and cumulative effect of change in accounting for goodwill	8,390	16,413	16,372	16,872
Discontinued operations, net of income taxes of $0	1,593	(835)	23,290	5,196
Cumulative effect of change in accounting for goodwill, net of income taxes of $0	—	—	—	(77,171)

Net income (loss)	$9,983	$15,578	$39,662	$(55,103)

Net income (loss) per share of common stock:
Basic:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.08	$0.16	$0.15	$0.16
Discontinued operations, net of income taxes	0.01	(0.01)	0.22	0.05
Cumulative effect of change in accounting for goodwill, net of income taxes	—	—	—	(0.74)

Net income (loss) per share of common stock	$0.09	$0.15	$0.37	$(0.53)

Shares used to compute basic net income (loss) per share	107,142	104,865	106,356	104,681

Diluted:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.08	$0.16	$0.15	$0.16
Discontinued operations, net of income taxes	0.01	(0.01)	0.22	0.06
Cumulative effect of change in accounting for goodwill, net of income taxes	—	—	—	(0.74)

Net income (loss) per share of common stock	$0.09	$0.15	$0.37	$(0.52)

Shares used to compute diluted net income (loss) per share	107,600	104,937	106,510	105,310

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$39,662	$(55,103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, including discontinued operations:
Depreciation and amortization	52,845	66,121
Provision for reserves on patient, notes and other receivables, net	22,670	34,468
Amortization of deferred financing costs	3,655	2,332
Florida insurance reserve adjustment	—	22,179
California investigation settlement and related costs	(925)	6,300
Adjustment to estimated reserves related to settlements of federal government investigations	—	(6,940)
Asset impairments, workforce reductions and other unusual items	5,224	4,523
Cumulative effect of change in accounting for goodwill	—	77,171
(Gains) losses on dispositions of facilities, clinics and other assets, net	(47,254)	2,605
Insurance related accounts	4,189	14,850
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable — patient	(20,153)	6,640
Operating supplies	1,274	2,457
Prepaid expenses and other receivables	(6,635)	(1,756)
Accounts payable and other accrued liabilities	2,501	(72,405)
Income taxes payable	2,337	4,496
Other, net	(5,963)	(9,046)

Total adjustments	13,765	153,995

Net cash provided by operating activities	53,427	98,892
Cash flows from investing activities:
Capital expenditures	(29,054)	(84,170)
Proceeds from dispositions of facilities, clinics and other assets	173,102	156,965
Payments for designated funds, net	(5,320)	(145)
Other, net	(8,904)	(2,711)

Net cash provided by investing activities	129,824	69,939
Cash flows from financing activities:
Repayments of long-term debt	(58,212)	(111,399)
Repayments of off-balance sheet financing	(69,456)	(42,901)
Proceeds from exercise of stock options	98	1,699
Deferred financing costs	(2,409)	99

Net cash used for financing activities	(129,979)	(152,502)

Net increase in cash and cash equivalents	53,272	16,329
Cash and cash equivalents at beginning of period	115,445	89,343

Cash and cash equivalents at end of period	$168,717	$105,672

Supplemental schedule of cash flow information:
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$45,799	$48,954
Income tax payments (refunds), net	1,953	(1,065)

See accompanying notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

      We have prepared these condensed consolidated financial statements without audit. In management’s opinion, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. Our results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results for a full year.

      Results of operations for the nine months ended September 30, 2002 include the cumulative effect of a change in accounting for goodwill of $77.2 million, net of income taxes, or $0.74 per share, resulting from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

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

Transfers of Financial Assets

      The Company has an agreement to sell, on an ongoing basis, certain of its patient accounts receivable through a revolving sales structure and retains servicing responsibilities for the transferred receivables. The Company accounts for the transfers of receivables as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the related sold patient accounts receivable are not included in the consolidated balance sheets.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

Note 1.	General — (Continued)

      During 2003 and 2002, the Company, through its wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc. (“BHRS”), sold on a revolving basis certain Medicaid and Veterans Administration patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity, Beverly Funding Corporation (“BFC”), at a discount of 1%. These daily transactions constitute true sales of receivables for which BFC bears the risk of collection.

      Activities related to the revolving sales structure with BFC were as follows for the three-month and nine-month periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

New receivables sold	$207,159	$219,013	$629,768	$652,021
Cash collections remitted	212,722	216,557	632,281	640,575
Fees received for servicing	539	533	1,604	1,596
Loss on the sale of receivables	2,072	2,190	6,298	6,520

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

      At September 30, 2003 and December 31, 2002, the Company had an investment in BFC of approximately $31.0 million. The investment is recorded at its estimated fair value and is subject to periodic review for other than temporary impairment. At September 30, 2003, the investment was reclassified from “Other assets” to current assets in the condensed consolidated balance sheet since the investment is expected to be returned to the Company within the next twelve months. The fair value is determined by discounting the expected future cash flows of the underlying receivables purchased and held by BFC at discount rates that reflect the projected payment terms and the credit risk of the receivables. We regularly update our fair value analysis for changes in timing and amount of expected future collections of the receivables. The value of our investment is written down when the analysis indicates that the investment is other than temporarily impaired.

Revenues

      Approximately 80% of our net operating revenues for the three-month and nine-month periods ended September 30, 2003 and 2002, was derived from federal and state medical assistance programs (primarily Medicare and Medicaid). We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

Note 1.	General — (Continued)

      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Changes in estimates related to third party receivables resulted in an increase in net operating revenues of $4.7 million and $765,000 for the three months ended September 30, 2003 and 2002, respectively, and $6.8 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively. We believe adequate provision has been made to reflect any adjustments that could result from audit of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term.

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

Comprehensive Income (Loss)

      Comprehensive income (loss) includes charges and credits to stockholders’ equity not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the three-month and nine-month periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$9,983	$15,578	$39,662	$(55,103)
Unrealized gains (losses) on available-for-sale securities, net of income taxes	2,767	(1,188)	3,542	(1,464)

Comprehensive income (loss)	$12,750	$14,390	$43,204	$(56,567)

      Accumulated other comprehensive income, net of income taxes, primarily consists of unrealized gains on available-for-sale securities of $4.1 million at September 30, 2003 and approximately $512,000 at December 31, 2002.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

Note 1.	General — (Continued)

Earnings Per Share

      The following table sets forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Numerator for basic and diluted net income (loss) per share	$9,983	$15,578	$39,662	$(55,103)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	107,142	104,865	106,356	104,681
Effect of dilutive securities: Employee stock options	458	72	154	629

Denominator for diluted net income (loss) per share — weighted average shares and assumed conversions	107,600	104,937	106,510	105,310

Basic net income (loss) per share	$0.09	$0.15	$0.37	$(0.53)

Diluted net income (loss) per share	$0.09	$0.15	$0.37	$(0.52)

      Diluted earning per share does not include the impact of approximately 6.9 million of employee stock options outstanding for the three-month and nine-month periods ended September 30, 2003 because their effect would have been antidilutive.

Note 2.	Asset Impairments, Workforce Reductions and Other Unusual Items

      During the nine-month period ended September 30, 2003, we recorded net pre-tax charges totaling $4.4 million, including $1.0 million for asset impairments, $1.5 million for workforce reductions, $1.8 million for exit costs, and $523,000 for other unusual items, net of an adjustment of $447,000 primarily resulting from the settlement of a previously impaired asset above the carrying value. The $1.5 million for workforce reductions, which primarily related to 43 associates who were notified in 2003 that their positions will be eliminated, included the following:

•	$1.8 million of cash expenses, $1.6 million of which was paid during the nine months ended September 30, 2003; and

•	non-cash expenses of approximately $125,000 related to the vesting of restricted stock, less approximately $400,000 due to the cancellation of restricted stock.

      During the nine-month period ended September 30, 2002, we recorded net pre-tax charges totaling $25.0 million, including the following:

•	$22.2 million for prior policy-year patient care liability costs related to our Florida facilities which had been previously sold;

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

Note 2.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

•	$6.3 million related to the settlement and related costs of investigation for patient care issues at certain California nursing homes (the “California investigation settlement”);

•	$3.4 million for workforce reduction and other costs related to 59 associates who were notified in the third quarter of 2002 that their positions were eliminated. Approximately $2.6 million was paid during the year ended December 31, 2002 and approximately $500,000 was paid during the nine months ended September 30, 2003;

•	partially offset by a decrease of $6.9 million in reserves established in conjunction with previous settlements of federal government investigations.

      The following table summarizes activity in our accruals for estimated workforce reductions and exit costs (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	Workforce	Exit	Workforce	Exit	Workforce	Exit	Workforce	Exit
	Reductions	Costs	Reductions	Costs	Reductions	Costs	Reductions	Costs

Balance beginning of period	$3,067	$10,115	$1,494	$6,920	$5,418	$4,991	$7,631	$15,030
Charged to continuing operations	202	1,453	3,413	—	1,973	2,886	3,413	—
Charged to discontinued operations	—	4,380	—	—	—	13,466	—	—
Cash payments	(356)	(5,972)	(318)	(1,676)	(4,637)	(11,401)	(5,144)	(9,786)
Stock transactions	—	—	—	—	84	—	(1,027)	—
Reversals/adjustments	(482)	330	(499)	(29)	(407)	364	(783)	(29)

Balance end of period	$2,431	$10,306	$4,090	$5,215	$2,431	$10,306	$4,090	$5,215

Note 3.	Discontinued Operations

      During the fourth quarter of 2002, a formal plan was approved by our Board of Directors to pursue the sale of our Matrix segment and MK Medical business unit. The decision to sell these non-strategic assets was made primarily to allow us to further reduce our debt level and to reinvest in facilities, technology and other business opportunities consistent with our strategic objectives.

      During the nine months ended September 30, 2003, we recognized net pre-tax gains of $47.3 million relating to the following 2003 disposal activities:

•	45 nursing facilities (5,466 beds), six assisted living centers (262 units) and certain other assets for cash proceeds totaling $126.5 million;

•	the outpatient rehabilitation clinic operations and the managed care network of our former Matrix segment for cash proceeds of $36.0 million;

•	the Care Focus and MK Medical business units and certain other assets of our Home Care segment for cash proceeds totaling $9.4 million and a $1.0 million note receivable, with additional cash proceeds of $1.5 million relative to the Care Focus disposition received in October 2003; and

•	one non-operational nursing facility for $5.5 million, including cash and a $4.1 million note receivable.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

Note 3.	Discontinued Operations — (Continued)

      During the third quarter of 2003, our Board of Directors approved a formal plan to sell nine additional nursing facilities. The decision to sell these facilities was made primarily due to their disproportionately high share of patient care liability costs and to allow us to further reduce our outstanding debt, to strengthen the nursing facility portfolio going forward, and to reinvest in technology and other business opportunities consistent with our strategic objectives. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets of these nursing facilities have been classified as “held for sale” assets in the accompanying consolidated balance sheets. The related asset carrying values have been adjusted, if appropriate, to reflect the estimated fair values less costs to sell. These nursing facilities were sold in October 2003. In addition, we have included certain non-operational assets and the remaining assets and liabilities of our former Matrix segment, which we expect to dispose of in the next twelve months, in assets and liabilities held for sale in the accompanying condensed consolidated balance sheets.

      A summary of the asset and liability line items from which the reclassifications have been made at September 30, 2003 is as follows (in thousands):

	Nursing		Other
	Facilities	Matrix	Assets	Total

Current assets	$482	$1,777	$—	$2,259
Property and equipment, net	11,840	1,063	800	13,703
Goodwill	—	332	—	332
Other assets	122	24	—	146

Total assets held for sale	$12,444	$3,196	$800	$16,440

Current liabilities held for sale	$—	$679	$—	$679

      The results of operations of the disposed facilities, clinics and other assets in the nine-month period ended September 30, 2003, as well as the results of operations of the held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are the gains and losses on sales, additional impairments and exit costs relative to these transactions. A summary of the discontinued operations for the three-month and nine-month periods ended September 30 is as follows (in thousands):

	2003				2002

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Three months ended September 30
Net operating revenues	$3,314	$2,316	$47,712	$53,342	$21,494	$9,689	$80,728	$111,911

Operating income (loss)	$245	$(1,106)	$(3,236)	$(4,097)	$182	$(2,058)	$2,151	$275
Gain on sale and exit costs	—	309	5,381	5,690	—	—	—	—
Impairments and other unusual items	—	—	—	—	—	(1,110)	—	(1,110)

Discontinued operations, net of income taxes of $0	$245	$(797)	$2,145	$1,593	$182	$(3,168)	$2,151	$(835)

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

Note 3.	Discontinued Operations — (Continued)

	2003				2002

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Nine months ended September 30
Net operating revenues	$14,847	$19,497	$205,549	$239,893	$66,167	$30,572	$241,146	$337,885

Operating income (loss)	$353	$(1,973)	$(4,287)	$(5,907)	$1,222	$(12,720)	$17,918	$6,420
Gain (loss) on sale and exit costs	10,940	929	34,691	46,560	—	—	(114)	(114)
Impairments and other unusual items(a)	—	(540)	(16,823)	(17,363)	—	(1,110)	—	(1,110)

Discontinued operations, net of income taxes of $0	$11,293	$(1,584)	$13,581	$23,290	$1,222	$(13,830)	$17,804	$5,196

(a)	Includes an accrual for the purchase of incremental patient care liability insurance on disposed nursing facilities.

Note 4.	Long-Term Debt

      During October 2003, we entered into a new $210.0 million senior credit facility (the “Credit Facility”). The Credit Facility consists of a five-year $135.0 million term loan facility and a four-year $75.0 million revolving credit facility. The revolving credit facility will be available for general corporate purposes and up to $55.0 million for the issuance of letters of credit. The term loan facility was fully drawn at closing and we initially utilized $36.1 million of the revolving credit facility for letters of credit. The Credit Facility will bear interest at the prime lending rate or the Eurodollar rate at our option, plus, in each case, an applicable margin. The Credit Facility is secured by mortgages on certain nursing facilities, is guaranteed by substantially all of our present and future subsidiaries and imposes on us certain financial tests and restrictive covenants.

      Concurrently with the Credit Facility transaction, we issued through a public offering $115.0 million of 2.75% convertible subordinated notes due 2033 (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment to all of our existing and future senior debt. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $7.45 per share, at the option of the holder when certain conditions are met prior to maturity. After giving pro forma effect to the conversion of the Convertible Notes into shares of our common stock, our diluted net income per share for the nine months ended September 30, 2003 would have been $0.33, based on a total number of shares of approximately 121,942,000.

      The net proceeds from these transactions are expected to be used as follows:

•	to redeem all $180.0 million of our outstanding 9% Senior Notes due 2006 and to pay the applicable premium of $2.7 million;

•	to redeem $31.0 million of our industrial development revenue and first mortgage bonds;

•	to repay $18.6 million of our mortgage obligations; and

•	to pay transaction fees and expenses, and for general corporate purposes.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

Note 5.	Income Taxes

      The provisions for income taxes for the three-month and nine-month periods ended September 30, 2003 and 2002, primarily relate to current state income taxes estimated to be due in “separate return” filing states where we conduct business. The provisions differ from those calculated using the federal statutory rate due to changes in the valuation allowance for net deferred tax assets established at December 31, 2001. In 2003 and 2002, the valuation allowance decreased primarily due to the reversal of temporary differences, which were partially offset by an increase in the net operating loss carryforwards.

Note 6.	Acquisitions

      During 2003, we acquired the remaining six leased properties (649 beds) and our corporate office building, which had been subject to our off-balance sheet lease arrangement, for cash of $69.5 million. These acquisitions were in accordance with amendments made in 2003 to our former credit facility and our off-balance sheet lease arrangement. The acquisitions were primarily funded with the proceeds from the sales of nursing facilities, our outpatient rehabilitation clinics and Care Focus.

Note 7.	Stockholders’ Equity

      Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), issued on December 31, 2002, amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to provide alternative methods of transitioning to the fair value method of accounting for stock-based compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based compensation. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant, and are accounted for under the intrinsic value method. We are in compliance with the current accounting rules surrounding stock-based compensation. The Board of Directors and management are carefully reviewing and considering the expensing of stock options in our consolidated statements of operations. Currently, we believe that adopting fair value accounting would be premature since the accounting standard setters, both in the United States and internationally, are reviewing and could revise the stock option accounting rules in 2004.

      For purposes of pro forma disclosures, the estimated fair market value of all stock options currently outstanding is amortized to expense over the respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net income (loss) and diluted net income (loss) per share assuming we accounted for our stock option grants using the fair value method in accordance with SFAS No. 123, for the three-month and nine-month periods ended September 30 (in thousands, except per share amounts):

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reported net income (loss)(a)	$9,983	$15,578	$39,662	$(55,103)
Stock option compensation expense	1,801	2,114	5,090	5,912

Pro forma net income (loss)	$8,182	$13,464	$34,572	$(61,015)

Reported diluted net income (loss) per share	$0.09	$0.15	$0.37	$(0.52)

Pro forma diluted net income (loss) per share	$0.08	$0.13	$0.33	$(0.58)

(a)	Includes total charges to our condensed consolidated statements of operations related to restricted stock grants for the three-month periods ended September 30, 2003 and 2002 of approximately $619,000 and $300,000, respectively, and for the nine-month periods ended September 30, 2003 and 2002 of approximately $1.4 million and $967,000, respectively.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

Note 7.	Stockholders’ Equity — (Continued)

In order to adopt the recognition provisions of SFAS No. 148 on a prospective basis, under the current rules we must make this election during the year ending December 31, 2003 and change to fair value accounting for stock options. The prospective method of recognizing the fair value of stock-based compensation requires compensation expense to be recorded only on stock options granted in the year the recognition provisions are adopted, as well grants in subsequent years. All options issued in years prior to adopting the fair value recognition provisions would continue to be accounted for under the intrinsic value method. We do not anticipate a material amount of options to be granted this year. Therefore, adopting the prospective method in 2003 would not have a material impact on our consolidated results of operations. We will continue to evaluate the transition provisions of SFAS No. 148 throughout 2003.

      In April 2003, we issued 2.5 million shares of restricted stock to certain officers and other employees. These shares vest one-third per year over the three years following the grant date. These restricted stock grants were made, along with certain cash incentives, as part of a program designed to retain key associates. If these additional shares had been issued prior to January 1, 2003, there would have been no material impact on the Company’s net income per share for the nine-month period ended September 30, 2003. We recognize compensation expense for our restricted stock grants at the fair market value of our common stock on the date of grant, amortized over the respective vesting periods on a straight-line basis.

Note 8.	Contingencies and Legal Proceedings

      We have off-balance sheet debt guarantees of $16.5 million that primarily arose from previous sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $27.8 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded approximately $292,000, included in “Other accrued liabilities” on the condensed consolidated balance sheet, as the estimated fair value of guarantees issued during 2003. In addition, we guarantee an officer’s bank loan of approximately $200,000 which is collateralized by shares of our common stock pledged by the officer.

      We are a party to various state and federal shareholder derivative actions that we have previously disclosed. Due to the preliminary state of these actions, we cannot assess the probable outcome of these actions or the materiality of the risk of loss. We can give no assurances of the ultimate impact of these proceedings on our consolidated financial position, results of operations or cash flow.

      We are a party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. Over the past few years, we have experienced an increasing trend in the number and severity of the claims asserted against us. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

      There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 9.     Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments. Our operations are organized into three primary segments:

•	Nursing Facilities, which provide long-term health care through the operation of skilled nursing facilities and assisted living centers;

•	AEGIS, which provides rehabilitation therapy services under contract to Beverly and non-Beverly facilities; and

•	Home Care, which primarily provides home health and hospice services.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

Note 9.     Segment Information — (Continued)

      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing		Home	All		Discontinued
	Facilities	AEGIS	Care	Other(1)	Total	Operations(2)

Three months ended September 30, 2003
Revenues from external customers	$498,785	$20,044	$10,591	$1,704	$531,124	$53,342
Intercompany revenues	373	38,572	—	490	39,435	—
Interest income	695	8	—	469	1,172	33
Interest expense	3,589	—	—	13,050	16,639	—
Depreciation and amortization	13,642	193	152	1,892	15,879	1,155
Pre-tax income (loss)	14,044	12,487	1,845	(18,133)	10,243	1,593
Goodwill	45,765	—	11,724	104	57,593	332
Total assets	1,024,327	18,983	22,079	258,548	1,323,937	16,440
Capital expenditures	9,079	352	77	1,721	11,229	458
Three months ended September 30, 2002
Revenues from external customers	$494,169	$13,612	$8,630	$912	$517,323	$111,911
Intercompany revenues	—	41,585	—	—	41,585	—
Interest income	395	13	—	1,035	1,443	6
Interest expense	3,481	—	16	12,567	16,064	546
Depreciation and amortization	15,161	228	171	1,803	17,363	4,772
Pre-tax income (loss)	26,279	9,842	(20)	(18,667)	17,434	(835)
Goodwill	45,863	—	11,724	(198)	57,389	10,019
Total assets	1,066,857	17,333	21,812	159,314	1,265,316	191,012
Capital expenditures	17,927	419	38	2,199	20,583	2,444
Nine months ended September 30, 2003
Revenues from external customers	$1,464,800	$55,444	$28,444	$4,756	$1,553,444	$239,893
Intercompany revenues	416	117,901	—	878	119,195	—
Interest income	1,870	25	(1)	1,665	3,559	37
Interest expense	10,519	—	7	38,814	49,340	1,127
Depreciation and amortization	40,218	619	476	5,329	46,642	6,203
Pre-tax income (loss)	41,699	35,558	3,143	(59,738)	20,662	23,290
Goodwill	45,765	—	11,724	104	57,593	332
Total assets	1,024,327	18,983	22,079	258,548	1,323,937	16,440
Capital expenditures	19,531	991	375	6,284	27,181	1,873
Nine months ended September 30, 2002
Revenues from external customers	$1,483,750	$37,700	$26,514	$1,122	$1,549,086	$337,885
Intercompany revenues	—	117,949	—	626	118,575	—
Interest income	1,158	31	15	2,360	3,564	28
Interest expense	11,138	—	16	37,469	48,623	1,814
Depreciation and amortization	45,913	483	536	5,116	52,048	14,073
Pre-tax income (loss)	92,735	28,808	(2,133)	(99,107)	20,303	5,196
Goodwill	45,863	—	11,724	(198)	57,389	10,019
Total assets	1,066,857	17,333	21,812	159,314	1,265,316	191,012
Capital expenditures	67,109	1,335	459	6,093	74,996	9,174

(1)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include: (a) pre-tax charges totaling $2.7 million and $4.4 million for the three-month and nine-month periods ended September 30, 2003, respectively, for asset impairments, workforce reductions and other unusual items; and (b) pre-tax charges related to the Florida insurance reserve adjustment, the California investigation settlement and related costs, the adjustment to estimated reserves related to settlements of federal government investigations and workforce reductions and other unusual items, netting to $3.4 million and $25.0 million for the three-month and nine-month periods ended September 30, 2002, respectively.

(2)	In accordance with the provisions of SFAS No. 144, the results of operations of Matrix, MK Medical, Care Focus and certain nursing facilities sold or held for sale have been reclassified, for all periods presented, as discontinued operations. The remaining assets and liabilities of Matrix are classified as held for sale and the assets of certain nursing facilities and non-operational assets are classified as held for sale at September 30, 2003. Prior to the sale of the Matrix outpatient therapy clinics and managed care network in the first quarter of 2003, Matrix was one of our primary operating segments.

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

The Board of Directors

Beverly Enterprises, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Beverly Enterprises, Inc. as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Beverly Enterprises, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, not presented in the Company’s Form 10-Q, and in our report dated October 2, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, included in the Company’s Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP SIG

Little Rock, Arkansas

November 5, 2003

BEVERLY ENTERPRISES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

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

      Investors should also refer to “Item 1. Business” in our Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2002 for a discussion of various governmental regulations and other operating factors relating to the health care industry and the risks inherent in them. Given these risks and uncertainties,

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

we can give no assurances that any forward-looking statements, which speak only as of the date of this report will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

      Effective October 1, 2003, the Centers for Medicare and Medicaid Services (“CMS”) implemented two increases to nursing facility Medicare rates. The first increase of 3.26% is a cumulative correction for understated market basket increases that CMS has relied on since 1998. The second increase of 3.0%, which is applied to the Medicare rates subsequent to the 3.26% increase above, is the annual market basket increase for the federal fiscal year beginning October 1, 2003. Based on our current volume and mix of Medicare patients for continuing operations, we anticipate the combined impact of these increases to result in additional net operating revenues of $7.4 million for the fourth quarter of 2003 and $22.1 million for the first nine months of 2004, for an annual impact of $29.5 million. There are certain requirements by CMS to track and report increased spending on patient care associated with the 3.26% market basket correction.

      Two Medicare Part B therapy caps were reinstated September 1, 2003. The annual caps for 2003 of $1,590 for physical and speech therapy services and $1,590 for occupational therapy services are being applied to services provided during the four-month period from September through December of 2003. Based on the historical volume of Part B therapy services provided in our nursing facilities in continuing operations, the anticipated decrease in our annual net operating revenues resulting from reinstatement of the Part B therapy caps is expected to be approximately $13.0 million. Furthermore, our AEGIS annual outside therapy contract revenue will likely be reduced by an additional $5.8 million and AEGIS may be required to adjust therapy staffing levels to offset a portion of this revenue impact.

      On February 10, 2003, CMS published a proposed rule to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year for cost report periods beginning on or after October 1, 2003, which will be effective for us January 1, 2004. Based on our current volume of Medicare bad debts from continuing operations, this proposed change would reduce our net operating revenues by $1.6 million, $3.3 million and $4.9 million for 2004, 2005 and 2006, respectively.

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

      The Company’s liabilities for general, professional and workers’ compensation risk are estimated by our independent actuaries twice a year using the most recent trends of claims, settlements and other relevant data. On an undiscounted basis, these liabilities totaled approximately $237.6 million at September 30, 2003. On our financial statements, these liabilities are discounted at 10% to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge for the nine months ended September 30, 2003 of approximately $1.9 million. Based on information provided by our independent actuaries, we estimate our range of discounted exposure for these liabilities to be approximately $190.1 million to $203.3 million. At September 30, 2003, our recorded reserves for these liabilities totaled $194.3 million. We believe adequate provision has been made in the financial statements for patient care, workers’ compensation and other insurance liabilities.

Stock-Based Award

      See “Item 1. Note 7” for a summary of our pro forma net income (loss) and diluted net income (loss) per share assuming we accounted for all of our outstanding stock options using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Operating Results

Third Quarter 2003 Compared to Third Quarter 2002

Results of Operations — Continuing Operations

      We reported net income from continuing operations for the third quarter of 2003 of $8.4 million, compared to $16.4 million for the same period in 2002. Net income from continuing operations for the third quarter of 2003 included pre-tax charges for asset impairments, workforce reductions and other unusual items totaling $2.7 million. Net income from continuing operations for the third quarter ended September 30, 2002, included net pre-tax charges for workforce reductions totaling $3.4 million.

Net Operating Revenues

      We reported net operating revenues of $531.1 million during the third quarter of 2003, compared to $517.3 million for the same period in 2002. Net operating revenues for the third quarter of 2003 and 2002 have

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

been adjusted to exclude net operating revenues related to discontinued operations in 2003. The increase of $13.8 million consists of the following:

•	an increase of $16.0 million in facilities which we operated during each of the quarters ended September 30, 2003 and 2002 (“same facility operations”);

•	an increase of $6.0 million from growth in AEGIS’ non-Beverly therapy business;

•	an increase of $3.7 million primarily due to the openings of one newly constructed nursing facility, two hospice centers and two start-up businesses; and

•	a decrease of $11.9 million due to the dispositions of 21 nursing facilities, four home care centers and 10 outpatient clinics during 2002.

      The increase in net operating revenues of $16.0 million from same facility operations for the quarter ended September 30, 2003, as compared to the same period in 2002, primarily consists of the following:

•	$22.3 million due to an increase in Medicaid and private payment rates;

•	an increase of $4.4 million due to changes in estimates related to third party receivables;

•	an increase of $2.3 million due to a positive shift in our patient mix;

•	partially offset by $8.1 million due to a net decrease in Medicare payment rates associated with the October 1, 2002 elimination of certain Medicare add-on payments; and

•	$1.2 million due to a decline in same facility census.

      Approximately 94% and 96% of our total net operating revenues for the quarters ended September 30, 2003 and 2002, respectively, were derived from services provided by our Nursing Facilities segment.

Operating and Administrative Expenses

      We reported operating and administrative expenses of $486.8 million during the third quarter of 2003 compared to $464.5 million for the same period in 2002. Operating and administrative expenses in each period have been adjusted to exclude operating and administrative expenses related to discontinued operations in 2003. The increase of $22.3 million consists of the following:

•	an increase of $29.5 million in same facility operations;

•	an increase of $2.9 million primarily due to the openings of one newly constructed nursing facility, two hospice centers and two start-up businesses; and

•	a decrease of $10.1 million due to dispositions during 2002 as described above.

      The increase in operating and administrative expenses of $29.5 million from same facility operations for the quarter ended September 30, 2003, as compared to the same period in 2002, was due primarily to the following:

•	$15.2 million net increase in wages and related expenses primarily due to an increase in our weighted average wage rates, an increase in nursing hours per patient day and an increase in associate incentives; and

•	$13.2 million increase in our provision for insurance primarily due to an increase in the actuarial projection of losses and increases in premium and other costs. (See Nine Months 2003 Compared to Nine Months 2002.)

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Depreciation and Amortization

      Depreciation and amortization expense decreased to $15.9 million for the quarter ended September 30, 2003, as compared to $17.4 million for the same period in 2002 primarily due to the impact of asset impairments recorded in the fourth quarter of 2002 and the dispositions of, or lease terminations on, certain facilities in 2002.

Results of Operations — Discontinued Operations

      The results of operations of the disposed facilities, clinics and other assets in the nine-month period ended September 30, 2003, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are the gains and losses on sales and exit costs relative to these transactions. A summary of the discontinued operations for the three-month period ended September 30, is as follows (in thousands):

	2003				2002

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Net operating revenues	$3,314	$2,316	$47,712	$53,342	$21,494	$9,689	$80,728	$111,911

Operating income (loss)	$245	$(1,106)	$(3,236)	$(4,097)	$182	$(2,058)	$2,151	$275
Gain on sale and exit costs	—	309	5,381	5,690	—	—	—	—
Impairments and other unusual items	—	—	—	—	—	(1,110)	—	(1,110)

Discontinued operations, net of income taxes of $0	$245	$(797)	$2,145	$1,593	$182	$(3,168)	$2,151	$(835)

Nine Months 2003 Compared to Nine Months 2002

Results of Operations — Continuing Operations

      We reported net income from continuing operations for the nine months ended September 30, 2003 of $16.4 million, compared to $16.9 million for the same period in 2002. Net income from continuing operations for the nine months ended September 30, 2003 included pre-tax charges for asset impairments, workforce reductions and other unusual items totaling $4.4 million and the reversal of $925,000 of costs originally accrued for the California investigation settlement. Net income from continuing operations for the nine months ended September 30, 2002 included net pre-tax charges totaling $25.0 million, consisting of the following:

•	$22.2 million for prior policy-year patient care liability costs related to our Florida facilities, which had been previously sold;

•	$6.3 million of costs related to the California investigation settlement;

•	$3.4 million of workforce reduction and related costs for 59 associates who were notified that their positions were eliminated. Approximately $2.6 million was paid during the year ended December 31, 2002 and approximately $500,000 was paid during the nine months ended September 30, 2003; and

•	partially offset by a decrease of $6.9 million in reserves established in conjunction with previous settlements of federal government investigations.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Operating Revenues

      We reported net operating revenues of $1,553.4 million during the nine months ended September 30, 2003, compared to $1,549.1 million for the same period in 2002. Net operating revenues for the nine months ended September 30, 2003 and 2002, have been adjusted to exclude net operating revenues related to discontinued operations in 2003. The increase of $4.3 million consists of the following:

•	an increase of $16.5 million in facilities which we operated during each of the nine-month periods ended September 30, 2003 and 2002 (“same facility operations”);

•	an increase of $16.3 million from growth in AEGIS’ non-Beverly therapy business;

•	an increase of $12.3 million primarily due to the openings of two newly constructed nursing facilities, two hospice centers and two start-up businesses; and

•	a decrease of $40.8 million due to the dispositions of 21 nursing facilities, four home care centers and 10 outpatient clinics during 2002.

      The increase in net operating revenues of $16.5 million from same facility operations for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily consists of the following:

•	$40.2 million due to an increase in Medicaid and private payment rates;

•	an increase of $7.5 million due to a positive shift in our patient mix;

•	an increase of approximately $5.0 million due to changes in estimates related to third party receivables;

•	partially offset by $24.8 million due to a net decrease in Medicare payment rates associated with the October 1, 2002 elimination of certain Medicare add-on payments; and

•	$8.6 million due to a decline in same facility census.

      Approximately 94% and 96% of our total net operating revenues for the nine months ended September 30, 2003 and 2002, respectively, were derived from services provided by our Nursing Facilities segment.

Operating and Administrative Expenses

      We reported operating and administrative expenses of $1,436.9 million during the nine months ended September 30, 2003 compared to $1,406.7 million for the same period in 2002. Operating and administrative expenses for the nine months ended September 30, 2003 and 2002, have been adjusted to exclude operating and administrative expenses related to discontinued operations in 2003. The increase of $30.2 million consists of the following:

•	an increase of $60.0 million in same facility operations;

•	an increase of $7.7 million primarily due to the openings of two newly constructed nursing facilities, two hospice centers and two start-up businesses; and

•	a decrease of $37.5 million due to dispositions during 2002.

      The increase in operating and administrative expenses of $60.0 million from same facility operations for the nine months ended September 30, 2003, as compared to the same period in 2002, was due primarily to the following:

•	$35.1 million net increase in wages and related expenses primarily due to an increase in our weighted average wage rates and an increase in associate incentives; and

•	$21.9 million increase in our provision for insurance.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      During the second quarter of 2002, we recorded a pre-tax charge of $43.3 million to increase our reserves for prior policy-year patient care liability costs, including $22.2 million related to our previously operated Florida facilities and $21.1 million related to ongoing operations. Excluding the $21.1 million pre-tax charge amount from the comparison, our provision for insurance increased in the nine-month period of 2003 by $43.0 million from the comparable period in 2002. This was primarily as a result of an increase in the actuarial projection of losses from patient care liabilities, and an increase in premium and other costs associated with our various insurance programs, including an increase of $5.0 million in our workers’ compensation reserves recorded during the second quarter of 2003. We adjust our accruals for prior policy-year patient care and workers’ compensation liabilities and our accrual of expected losses for the current year based primarily on actuarial studies conducted twice per year. Our mid-year 2003 actuarial study did not result in an adjustment to our patient care liability reserves. Adjustments to premiums and other costs are recorded as incurred.

Depreciation and Amortization

      Depreciation and amortization expense decreased to $46.6 million for the nine months ended September 30, 2003, as compared to $52.0 million for the same period in 2002 primarily due to the impact of asset impairments recorded in the fourth quarter of 2002 and the dispositions of, or lease terminations on, certain facilities in 2002.

Results of Operations — Discontinued Operations

      The results of operations of the disposed facilities, clinics and other assets in the nine-month period ended September 30, 2003, as well as the results of the operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are the gains and losses on sales, additional impairments and exit costs relative to these transactions. A summary of the discontinued operations for the nine-month period ended September 30 is as follows (in thousands):

	2003				2002

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Net operating revenues	$14,847	$19,497	$205,549	$239,893	$66,167	$30,572	$241,146	$337,885

Operating income (loss)	$353	$(1,973)	$(4,287)	$(5,907)	$1,222	$(12,720)	$17,918	$6,420
Gain (loss) on sale and exit costs	10,940	929	34,691	46,560	—	—	(114)	(114)
Impairments and other unusual items(a)	—	(540)	(16,823)	(17,363)	—	(1,110)	—	(1,110)

Discontinued operations, net of income taxes of $0	$11,293	$(1,584)	$13,581	$23,290	$1,222	$(13,830)	$17,804	$5,196

(a)	Includes an accrual for the purchase of incremental patient care liability insurance on disposed nursing facilities.

      Results of operations for the nine months ended September 30, 2002 include the cumulative effect of a change in accounting for goodwill of $77.2 million, net of income taxes, or $0.74 per share, resulting from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

      At September 30, 2003, we had $168.7 million in cash and cash equivalents. We anticipate $43.4 million of this cash balance at September 30, 2003, while not legally restricted, will be utilized primarily to fund certain general liability and workers’ compensation claims and expenses. At September 30, 2003, we had $45.5 million of availability under our former credit facility, with utilization of $39.5 million being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. At September 30, 2003, we had positive working capital of $46.3 million reflected on our condensed consolidated balance sheet.

      Net cash provided by operating activities for the nine months ended September 30, 2003 was $53.4 million compared to $98.9 million for the same period in 2002. The decrease in net cash provided by operating activities of $45.5 million was primarily related to a reduction in Medicare funding and an increase in our insurance and related costs, as well as a decrease in our incremental cash collections on patient accounts receivable. Accounts receivable for our Nursing Facilities segment have continued to decline in 2003, and our cash collections continue to be in line with our generated revenues. However, as expected, the higher level of cash collections and reductions in accounts receivable that we experienced throughout 2002 have not continued.

      Net cash provided by investing activities and net cash used in financing activities were $129.8 million and $130.0 million, respectively, for the nine months ended September 30, 2003. We received net cash proceeds of $173.1 million from the sales of certain nursing facilities, our Matrix outpatient therapy clinics and managed care network, certain assets of our Home Care segment and other assets. These net proceeds were primarily used to:

•	repay $58.2 million of long-term debt;

•	pay off $69.5 million of off-balance sheet lease financing;

•	fund capital expenditures totaling $29.1 million; and

•	set aside designated funds of $5.3 million as collateral for certain workers’ compensation policies and for a case that is under appeal.

      During October 2003, we entered into a new $210.0 million senior credit facility (the “Credit Facility”). The Credit Facility consists of a five-year $135.0 million term loan facility and a four-year $75.0 million revolving credit facility. The revolving credit facility will be available for general corporate purposes and up to $55.0 million for the issuance of letters of credit. The term loan facility was fully drawn at closing and we initially utilized $36.1 million of the revolving credit facility for letters of credit. The Credit Facility will bear interest at the prime lending rate or the Eurodollar rate at our option, plus, in each case, an applicable margin. The Credit Facility is secured by mortgages on certain nursing facilities, is guaranteed by substantially all of our present and future subsidiaries and imposes on us certain financial tests and restrictive covenants.

      Concurrently with the Credit Facility transaction, we issued through a public offering $115.0 million of 2.75% convertible subordinated notes due 2033 (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment to all of our existing and future senior debt. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $7.45 per share, at the option of the holder when certain conditions are met prior to maturity.

      The net proceeds from these transactions are expected to be used as follows:

•	to redeem all $180.0 million of our outstanding 9% Senior Notes due 2006 and to pay the applicable premium of $2.7 million;

•	to redeem $31.0 million of our industrial development revenue and first mortgage bonds;

•	to repay $18.6 million of our mortgage obligations; and

•	to pay transaction fees and expenses and for general corporate purposes.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      In 2002, we completed a full evaluation of our nursing facility portfolio, which included the identification of non-strategic facilities and facilities that account for a disproportionately high share of projected patient care liability costs. As a result of this analysis, we expect to divest a significant portion of our current nursing facility capacity this year and next. During the nine months ended September 30, 2003, we sold, closed or terminated the leases on 45 nursing facilities and 6 assisted living centers, of which 38 nursing facilities and 5 assisted living centers were part of this divestiture strategy. We expect the successful completion of our divestiture strategy, while resulting in a significant reduction in our net operating revenues, will reduce our current patient care liability costs, reduce outstanding debt and strengthen the nursing facility portfolio going forward. Over the next two years, we will continue to implement initiatives to improve our fundamental business processes and reduce costs by approximately $40.0 million throughout the organization. We can give no assurance that we will be able to execute the divestiture strategy in a timely manner at fair values or that we will be able to reduce costs to achieve our stated objective within the time period projected.

      We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $17.2 million, to make normal recurring annual capital additions and improvements of approximately $65.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending September 30, 2004. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

Obligations and Commitments

      We have off-balance sheet debt guarantees of $16.5 million that primarily arose from previous sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $27.8 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded approximately $292,000, included in “Other accrued liabilities” on the condensed consolidated balance sheet, as the estimated fair value of guarantees issued during 2003. In addition, we guarantee an officer’s bank loan of approximately $200,000 which is collateralized by shares of our common stock pledged by the officer.

      During 2003, we acquired six leased properties (649 beds) and our corporate office building, which had been subject to our off-balance sheet lease arrangement, for cash of $69.5 million. These acquisitions were in accordance with our former credit facility and our off-balance sheet lease arrangement. These acquisitions were primarily funded with the proceeds from the sales of nursing facilities, outpatient rehabilitation clinics of our former Matrix segment and Care Focus.

      The Company, through its wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc., sells on a revolving basis certain Medicaid and Veterans Administration patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity, Beverly Funding Corporation (“BFC”). BFC has $70.0 million of medium-term notes outstanding, which are collateralized by the purchased receivables. The medium-term notes currently mature in March 2005; however, according to the provisions of the notes, principal payments on these obligations are calculated based on quarterly collections of the underlying receivables, and are required to begin in the second quarter of 2004. At September 30, 2003, the Company had an investment in BFC of approximately $31.0 million.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk because we utilize financial instruments. The market risks inherent in these instruments are attributable to the potential loss from adverse changes in the general level of U.S. interest rates. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt and notes receivable. During the nine months ended September 30, 2003, we reduced our fixed rate debt by $59.6 million and our variable rate off-balance sheet obligations by $69.5 million and increased our fixed rate notes receivable by a net of $4.3 million. There have been no material changes in our overall market risk in 2003.

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

      As required by the SEC Rule 13a-15(b), the Company has carried out an evaluation as of September 30, 2003, the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION
September 30, 2003
(Unaudited)

ITEM 1.	Legal Proceedings

      (a) As previously reported, the following derivative lawsuits have been filed in the state court of Arkansas, as well as the federal district court in Arkansas, assertedly on behalf of the Company (collectively, the “Derivative Actions”):

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

      The Badger and Richardson actions were ordered to be consolidated as In re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties agreed to stay the consolidated action pending the outcome of the motion to dismiss in a former class action suit. In light of the dismissal of the former class action suit, the Court entered a Scheduling Order dated July 17, 2003, which sets a trial date of March 29, 2004, for this case.

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

      (b) On August 16, 2002, August 26, 2002, and September 26, 2002, respectively, Ernest Baer v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2190), Stanley V. Kensic v. Beverly Enterprises, Inc., et.al. (CIV. No. 02-2193) and Charles Krebs v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2222) were filed in the United States District Court, Western District of Arkansas, Fort Smith Division. These cases were filed as purported securities fraud class actions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

      These cases separately name Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. In early March 2003, these cases were consolidated as In re Beverly Enterprises, Inc. Securities Litigation. On April 30, 2003, plaintiffs filed an amended complaint. On May 30, 2003, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed July 11, 2003. The court heard oral arguments on our motion on August 28, 2003 and has not yet ruled on the motion. Due to the preliminary state of this action, the Company is unable to assess the probable

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
September 30, 2003
(Unaudited)

outcome of the case. We can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of these proceedings.

      (c) On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on behalf of the Company against various current and former officers and directors. We learned of this case when it was served on one defendant on January 22, 2003. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that the Company failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et al. and Flowers v. Floyd, et al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. Plaintiffs subsequently dismissed the Dunnes as plaintiffs. On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a scheduling order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190) to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

      (d) As previously disclosed, we notified federal and California health care regulatory authorities (Centers for Medicare and Medicaid Services, Office of Inspector General, the California Attorney General’s office and the California Department of Health) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date Beverly acquired the unit. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions, and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we have established a reserve, included in “Other accrued liabilities” on the condensed consolidated balance sheet in the amount of $18.0 million to cover potential overpayments from government payors for the period from October 1, 1998 to 2002. We have advised regulatory authorities of the results of the accounting firm’s review. On September 15, 2003, we received a subpoena from the United States Attorney’s Office in Oakland, California, requesting the production of additional documents relating to MK Medical’s operations and our review of MK Medical’s claims. We are cooperating with the government’s information request. Our liability with respect to this matter could exceed the reserved amount. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.

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

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
September 30, 2003
(Unaudited)

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

Exhibit
Number

10.1
Credit Agreement dated as of October 22, 2003 (the “Credit Agreement”) among Beverly Enterprises, Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., Bank of Montreal and General Electric Capital Corporation [Note: Confidential treatment has been requested for portions of this document.]

10.2	Guaranty and Collateral Agreement
15	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 6(b).	Reports on Form 8-K

      On November 4, 2003, the Company filed a report on Form 8-K, which included a press release announcing the all-cash sale of nine skilled nursing operations in Southern California.

      On October 22, 2003, the Company filed a report on Form 8-K including a press release dated October 17, 2003, announcing that the underwriters of the Company’s previously announced public offering of $100.0 million principal amount of the 2.75% Convertible Subordinated Notes due 2033 (the “Notes”) had exercised their over-allotment option in full to purchase an additional $15.0 million in principal amount of the Notes. Also included therewith was a press release dated October 22, 2003, announcing that, as a result of its sale of an additional $15.0 million in principal amount of the Notes to cover over-allotments, the Company had decided to reduce the $150.0 million term loan portion of its new senior credit facility to $135.0 million.

      On October 17, 2003, the Company filed a report on Form 8-K announcing its agreement to sell $100.0 million of its 2.75% Convertible Subordinated Notes due 2033 pursuant to the previously announced public offering. The underwriting agreement relating to the notes, the Prospectus Supplement and a press release all dated October 16, 2003, were also included in the Form 8-K.

      On October 14, 2003 the Company filed a report on Form 8-K announcing the appointment of The Bank of New York as trustee in connection with its proposed offering of $100.0 million of convertible subordinated notes. A copy of the T-1 and a press release dated October 13, 2003 were also included in the Form 8-K.

      On October 2, 2003, the Company filed a report on Form 8-K, which included a press release announcing the all-cash sale of 12 skilled nursing operations and one assisted living center in Southern California.

      On September 19, 2003, the Company filed a report on Form 8-K, which included a press release announcing its intention to enter into a new $225.0 million senior credit facility and to raise approximately $100.0 million in the form of subordinated notes on terms to be determined.

      On August 14, 2003, the Company filed a report on Form 8-K, which included a press release announcing its operating results for the 2003 second quarter.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

Dated: November 12, 2003

By: /s/ PAMELA H. DANIELS

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer