Form 10-K
period 2003-12-31
BEVERLY ENTERPRISES INC
filed 2004-03-03
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the voting and non-voting common stock held by nonaffiliates of Registrant was $368,035,217 as of June 30, 2003.

107,334,234

(Number of shares of common stock outstanding, net of treasury shares, as of February 27, 2004)

      Part III is incorporated by reference from the Proxy Statement for the Annual Stockholders Meeting to be held on May 20, 2004.

FORWARD-LOOKING STATEMENTS

      References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Beverly Enterprises, Inc. and its wholly owned subsidiaries and not to any other person.

      This Annual Report on Form 10-K, and other information we provide from time to time, contains certain statements that are not historical facts and may be forward-looking statements within the meaning of United States federal securities law. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service, refinance, replace and comply with our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions are forward-looking statements. These forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by us in those statements. These risks, uncertainties and other factors include, among others:

•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•	the effects of adopting new accounting standards;

•	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of lawsuits brought about by the announcement or settlement of government investigations and the announcement of increases in reserves for patient care liabilities;

•	our ability to predict future reserve levels for patient care and workers’ compensation liabilities;

•	our ability to obtain adequate insurance coverage with financially viable insurance carriers, as well as the ability of our insurance carriers to fulfill their obligations;

•	our ability to execute strategic divestitures in a timely manner at fair value;

•	our ability to improve our fundamental business processes and reduce costs throughout the organization;

•	our ability to attract and retain qualified personnel;

•	the availability and terms of capital to fund acquisitions, capital improvements and ongoing operations;

•	our ability to repurchase our stock and changes in the stock price after any such repurchases;

•	the competitive environment in which we operate;

•	our ability to maintain and increase census (volume of residents) levels; and

•	demographic changes.

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

General

      2003 was an important transition year for Beverly. Our improved financial and operating results validate the strategic plan that has guided the turnaround during the past three years. We strengthened our portfolio of nursing facilities and continued to concentrate these operations in strategic markets that provide attractive growth potential. We also continued the profitable growth of our eldercare service businesses, where margins are attractive and ongoing capital requirements are lower. We further strengthened our financial position by reducing on and off-balance sheet debt by a total of $133.4 million. Our year-end cash position for 2003 was $258.8 million, more than double the total at the end of 2002. We refinanced $325.0 million of debt to achieve lower interest costs, extend maturities and provide increased financial flexibility.

      A major issue facing the nursing facility industry is rising costs for patient care liabilities. We believe we made significant progress during 2003 to contain this issue. In late 2002, we identified facilities that represented a disproportionately high share of those projected costs — collectively approximately 50 percent — and we committed to a divestiture program during 2003 and 2004. During 2003, we divested or closed a total of 81 nursing facilities and seven assisted living centers that represented 36 percent of those projected costs. We used the net cash proceeds of these divestitures — more than $200 million — to reduce debt and strengthen our liquidity position.

      We believe we have the strategic framework, seasoned management team and financial resources to continue the profitable growth of the Company.

Operations and Services

      Our business consists principally of providing healthcare services, primarily including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. As of December 31, 2003, we operated 373 nursing facilities with a total of 39,435 licensed beds. Our nursing facilities are located in 24 states and the District of Columbia and range in capacity from 24 to 355 licensed beds. (See Item 2. Properties.) As of December 31, 2003, we also operated 20 assisted living centers containing 535 units, 23 hospice and home care centers and 10 outpatient clinics, and we provided rehabilitation therapy services in 36 states and the District of Columbia.

      Our operations are currently organized into three primary operating segments: Nursing Facilities, AEGIS and Home Care.

      Nursing Facilities. Our Nursing Facilities’ operations provide long-term healthcare and rehabilitation services through the operation of skilled nursing facilities and assisted living centers and accounted for approximately 94% of our revenues for the year ended December 31, 2003. Our facilities provide residents with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Our skilled nursing staff also provides complex and intensive medical services to residents with higher acuity needs outside the traditional acute-care hospital setting. We have designed our assisted living centers to provide residents with a greater degree of independence while still offering routine services and, if required, limited medical care.

      AEGIS. Our AEGIS segment provides rehabilitation therapy services under contract to our nursing facilities, as well as 510 third-party nursing facilities as of December 31, 2003, and accounted for approximately 4% of our revenues for the year ended December 31, 2003. AEGIS offers occupational, physical and speech therapy services designed to maximize function and independence, assist in recovery from medical conditions and compensate for remaining disabilities.

      Home Care. Our Home Care operations, which accounted for approximately 2% of our revenues for the year ended December 31, 2003, primarily provide hospice services within our nursing facilities, in facilities operated by other healthcare providers and in patients’ homes. Our hospice services include palliative care for terminally ill patients, as well as pastoral, counseling and bereavement services for the families of hospice patients.

Revenue Sources

Overview

      We receive payments for services provided to patients from:

•	each of the states in which our facilities are located under the applicable Medicaid program;

•	the federal government under the Medicare program and the Department of Veterans Affairs; and

•	private and other payors, including commercial insurers and managed care payors.

      The following table sets forth for the periods indicated:

•	nursing facility patient days derived from the indicated sources of payment as a percentage of total nursing facility patient days; and

•	revenues derived from the indicated sources of payment as a percentage of total revenues.

	Medicaid		Medicare		Private and Other

	Patient		Patient		Patient
	Days	Revenues	Days	Revenues	Days	Revenues

Years Ended:
December 31, 2003	71%	53%	12%	26%	17%	21%
December 31, 2002	71%	53%	11%	27%	18%	20%
December 31, 2001	72%	55%	10%	25%	18%	20%

      Changes in the mix of our patient population among the Medicare, Medicaid and private categories can significantly impact our revenues and profitability. In most states, private patient care is the most profitable, and Medicaid patient care is the least profitable. We receive revenues by providing room and board, occupational, physical, speech, respiratory and intravenous therapy, as well as sales of pharmaceuticals and other services.

Reimbursement by Medicaid Programs

      Medicaid programs currently exist in all of the 24 states, and the District of Columbia, in which we operate nursing facilities. These programs differ in certain respects from state to state, but they are all subject to federal-imposed requirements. At least 50% of the funds available under these programs is provided by the federal government under a matching program.

      Currently, most state Medicaid programs use a cost-based reimbursement system. This means that a facility is reimbursed for the reasonable direct and indirect allowable costs it incurs in providing routine patient care services (as defined by the programs). These reasonable costs normally include certain allowances for administrative and general costs, as well as the costs of property and equipment (e.g., depreciation and interest, fair rental allowance or rental expense). In addition, certain states provide for efficiency incentives, subject to certain cost ceilings.

      State Medicaid reimbursement programs vary as to the level of allowable costs that are reimbursed to operators. In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, reimbursements made to a facility that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future reimbursements to the facility and to other facilities owned by the same operator. Still other states reimburse facilities based upon costs from a prior base year, adjusted for inflation. More than 50% of the states we currently operate in have enacted reimbursement programs that are based on patient acuity versus traditional cost-based methodologies. Many other states are actively developing reimbursement systems based on patient acuity or that follow a methodology similar to

Medicare’s prospective payment system (“PPS”). We are unable to estimate the ultimate impact of any changes in state reimbursement programs on our future consolidated financial position, results of operations, or cash flows.

      While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have done so in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels.

      The Balanced Budget Act of 1997 (the “Budget Act”) broadened the states’ authority to develop their own standards for setting payment rates. The law requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility’s ability to challenge rates later. Currently, several states in which we have substantial operations are experiencing deficits in their fiscal operating budgets. There can be no assurance that these states, as well as other states in which we operate, will not reduce payment rates.

Reimbursement by Medicare

      Healthcare system reform and concerns over rising Medicare costs have been priorities for both the federal and state governments. The Budget Act included numerous program changes directed at balancing the federal budget. In addition to the Medicaid changes described above, the legislation changed Medicare policy in a number of ways, including the phase-in of PPS for skilled nursing facilities. PPS reimburses a skilled nursing facility based upon the acuity level of Medicare patients. Acuity level is determined by classifying a patient into one of 44 Resource Utilization Grouping (“RUG”) categories, based on the nature of the patient’s condition and services needed.

      In 1999 and 2000, refinements were made to the Budget Act. These refinements restored substantial Medicare funding to skilled nursing facilities and other healthcare providers originally eliminated by the Budget Act. A number of the refinements made in 1999 and 2000 remain in place today, including, among other things:

•	a 20% add-on for 12 high acuity non-therapy RUG categories; and

•	a 6.7% add-on for all rehabilitation RUG categories.

      These add-ons are scheduled to expire when the Centers for Medicare and Medicaid Services (“CMS”) release their refinements to the current RUG payment system. It is expected that these refinements will not be implemented until at least October 1, 2005. We currently generate approximately $33.7 million in annual revenues related to these add-ons. We cannot predict when CMS will release its refinements nor can we predict what their ultimate impact will be on our operating results or cash flows, if any.

      In addition, the 1999 and 2000 refinements to the Budget Act included a three-year moratorium on two $1,500 Part B therapy caps, which expired on December 31, 2002. After several delays in implementation during 2003, the annual caps of $1,590 for physical and speech therapy services combined and $1,590 for occupational therapy services, which were adjusted for inflation, were applied to services provided during the period from September 1, 2003 through December 8, 2003. On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Prescription Drug Bill”) was signed into law and included an additional two-year moratorium on the Part B therapy caps until December 31, 2005.

      The Prescription Drug Bill also requires payments to skilled nursing facilities to be increased by 128% for residents with AIDS, added a pilot program in certain states for national and state criminal background checks for workers who provide direct patient care in skilled nursing facilities, and mandated that hospitals include new information about the availability of skilled nursing facility care in notices of discharge given to patients.

      CMS implemented two increases in nursing facility Medicare rates effective October 1, 2003. The first increase of 3.26% was a cumulative correction for understated market basket increases that CMS had relied on since 1998. The second increase of 3.0%, which is applied to the Medicare rates subsequent to being adjusted for the 3.26% increase above, was an annual market basket increase for the federal fiscal year beginning October 1, 2003. The combined impact of these increases resulted in additional revenues of $6.9 million during the fourth quarter of 2003. Based on our current volume and mix of Medicare patients, we estimate these increases will result in an additional $20.9 million of revenues for the first nine months of 2004, for an annual impact of $27.8 million.

      On February 10, 2003, CMS published a proposed rule to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year. Based on our current volume of Medicare bad debts, this proposed rule would reduce our revenues by $1.6 million, $3.1 million and $5.0 million for the first, second and third year, respectively. We cannot currently determine if and when this rule will be implemented.

Government Regulation

Survey, Certification and Licensure

      Our nursing facilities, assisted living centers, home health agencies and hospices are subject to state licensure and certification requirements under the Medicare, Medicaid and Veterans Administration programs. While regulations and licensing requirements vary based upon provider type and from state to state, they typically address, among other things, administration and supervision, personnel qualifications, physical plant specifications, nursing, rehabilitative therapy and medical services and resident rights and responsibilities. If we fail to comply with applicable licensing or certification requirements, we may be subject to civil money penalties, loss of licensure or termination of our participation in the Medicare, Medicaid or Veterans Administration programs. Changes in the laws or new interpretations of existing laws as applied to our nursing facilities, assisted living centers or other components of our healthcare businesses may have a significant impact on our operations and costs of doing business.

      In 1989, CMS published new survey and certification regulations to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”). OBRA 1987 mandated enhanced quality of care requirements for participation by skilled nursing facilities under Medicare and nursing facilities under Medicaid. After additional changes in the law, survey and certification regulations became effective in October 1990. Final nursing facility enforcement regulations were published in November 1994 and were revised significantly in March 1999. Among the provisions that CMS has adopted are requirements that:

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

      The regulations also identify remedies, as alternatives to termination from participation, and specify the categories of deficiencies for which these remedies will be applied. These remedies include:

•	installation of temporary management;

•	denial of payment for new admissions;

•	denial of payment for all patients;

•	civil money penalties of $50 to $3,000 per day or per instance for deficiencies that do not put a resident in immediate jeopardy and $3,050 to $10,000 per day for deficiencies that have caused or are likely to cause serious injury or death;

•	closure of facility and/or transfer of patients in emergencies;

•	directed plans of correction; and

•	directed in-service training.

      In the ordinary course of our business, and like other providers in the healthcare industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority and notices of deficiencies for failure to comply with various regulatory requirements. We review such requests and notices and we believe that we take appropriate corrective action. In most cases, with respect to the notices, the facility or other provider and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a provider. These adverse actions include:

•	the imposition of fines;

•	temporary suspension of admission of new patients to the facility;

•	decertification from participation in the Medicare or Medicaid programs; or

•	in extreme circumstances, revocation of a facility’s license.

      We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future, which could result in significant penalties, as well as adverse publicity. The results of current or future enforcements or actions could have an adverse effect on our operations or financial position.

      In February 2000, as part of the settlement of an investigation by the federal government into our allocation of certain costs to the Medicare program, we entered into a Corporate Integrity Agreement with the United States Department of Justice and the Office of Inspector General (the “OIG”). This agreement requires that we monitor our compliance with the requirements of the federal healthcare programs and addresses our obligations to ensure that we comply. It includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach or noncompliance of the agreement. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance. Failure to comply with the Corporate Integrity Agreement may result in penalties or exclusion from the Medicare and Medicaid programs.

Nursing Facility Quality Initiative

      In November 2002, CMS implemented Nursing Home Compare, a national initiative to publicly report quality measures to improve the quality of care of each Medicare and Medicaid certified nursing facility. In January 2004, CMS upgraded this program to include enhanced quality measures. This report uses a set of quality indicators calculated from the minimum data set assessments prepared by the nursing facilities on each resident. The quality measures are intended to assist consumers in evaluating nursing facilities, and to assist CMS in working with the nursing facility industry to develop quality improvement programs where needed. We have implemented an internal software program allowing each facility access to their real-time CMS enhanced quality measures. This enables the facility to compare their performance to local, state and national averages along with the ability to analyze which residents are included in each quality measure. Many of our facilities were selected to participate in their individual state Quality Improvement Organizations in a three-year nursing home collaboration to improve these quality measures.

      We developed and utilize a program called the “Beverly Quality System” to help ensure quality care is provided in all of our facilities. The program is comprised of four elements: facility-based Quality Assurance and Assessment Committees; Quality Councils; facility performance assessments and a performance improvement model. All elements of the Beverly Quality System are addressed by a multi-disciplinary team that includes regional and district level business leaders and clinical consultants. Additional consultative support is provided by designated Quality Management Directors within the organization.

      We have analyzed the revised CMS regulations with respect to our programs and facilities, as well as compliance data for the past year. Results of CMS surveys for the past year determined that a significant majority of our nursing facilities surveyed were in substantial compliance with CMS, and specific state, requirements for participation. Our analysis shows Beverly facilities have improved their survey performance year over year. Although we could be adversely affected if a substantial portion of our programs or facilities were eventually determined not to be in compliance with CMS regulations, we believe our programs and facilities are generally in compliance.

Regulations Governing Healthcare Fraud and Abuse

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

      From time to time, HHS puts into effect regulations describing or clarifying certain arrangements that are not subject to enforcement action under the Social Security Act (the “Safe Harbors”). The Safe Harbors described in the regulations are narrow, leaving a wide range of economic relationships, which many hospitals, physicians and other healthcare providers consider to be legitimate business arrangements, possibly subject to enforcement action under the Antifraud Amendments. The Safe Harbor regulations do not intend to comprehensively describe all lawful relationships between healthcare providers and referral sources. The Safe Harbor regulations state that just because an arrangement does not qualify for Safe Harbor protection does not mean it violates the Antifraud Amendments. However, a failure to meet all the elements of a potentially applicable Safe Harbor may subject a particular arrangement or relationship to increased regulatory scrutiny.

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

      The Budget Act also contained a significant number of new fraud and abuse provisions. For example, civil money penalties may also be imposed for violations of the Antifraud Amendments (previously, exclusion or criminal prosecution were the only actions under the Antifraud Amendments), as well as for contracting with an individual or entity that a provider knows or should know is excluded from a federal healthcare program. A person is subject to mandatory exclusion from participation in federal healthcare programs upon conviction for certain defined healthcare offenses. The Budget Act provides a minimum ten-year period for exclusion from participation in federal healthcare programs for providers convicted of a prior healthcare offense. The Budget Act also provides for civil money penalties of $50,000 and damages of not more than three times the amount of payment received from the prohibited activity.

      In 1976, Congress established the OIG at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiencies in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statutes, the OIG has from time to time issued “fraud alerts” identifying segments of the healthcare industry and particular practices that are vulnerable to abuse. The fraud alerts encourage persons having information about potentially abusive practices or transactions to report such information to the OIG. The OIG has issued three fraud alerts targeting the skilled nursing industry:

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

      In addition to increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs, federal and state regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act and Medicare and Medicaid regulations. From time to time, we, like other healthcare providers, are required to provide records to state or federal agencies to aid in such investigations. It is possible that these entities could initiate investigations in the future at facilities we operate and that such investigations could result in significant penalties, as well as adverse publicity.

Regulation Governing the Privacy and Transmission of Healthcare Information

      In addition to its antifraud provisions, HIPAA also requires improved efficiency in healthcare delivery by standardizing electronic data interchange and by protecting the confidentiality and security of health data. More specifically, HIPAA calls for:

•	standardization of certain electronic patient health, administrative and financial data;

•	unique health identifiers for employers, health plans and healthcare providers;

•	privacy standards protecting the privacy of individually identifiable health information; and

•	security standards protecting the confidentiality and integrity of electronically held individually identifiable health information.

      In August 2000, final regulations establishing standards for electronic data transactions and code sets, as required under HIPAA, were released. These standards are designed to allow entities within the healthcare industry to exchange medical, billing and other information and to process transactions in a more timely and cost effective manner. Modifications to the electronic data transactions and code sets standards were issued on February 20, 2003, and further modifications were released March 10, 2003. Subsequently, on July 24, 2003 and September 23, 2003, Congress granted extensions to providers whose Medicare and Medicaid trading partners were not yet ready. We are already complying with the transactions standards where possible. We will begin operating in a compliant manner with the remaining trading partners as they become ready.

      The HIPAA privacy standards are designed to protect the privacy of certain individually identifiable health information. The privacy standards have required us to make certain updates to our policies and procedures and conduct training for our employees surrounding these standards. We believe we are compliant with the privacy standards.

      We must comply with the HIPAA security standards by April 21, 2005, with civil and criminal penalties for noncompliance. We must comply with the employer identification standard before May 23, 2005. We believe that we will be in compliance with these standards as required.

      HHS has estimated that implementation of the electronic transactions and code sets, the privacy standards and the security standards will cost the healthcare industry between $1.8 billion and $6.3 billion over a five-year period. We continue to evaluate and update our processes and procedures to meet the requirements of the new standards; however, we cannot assure you that all of the parties with whom we do business will be in compliance with HIPAA. We do not believe our ongoing implementation to comply with HIPAA will have a material impact on our consolidated financial position, results of operations or cash flows.

Competitive Conditions

      Our nursing facilities compete primarily on a local and regional basis with other long-term care providers, some of whom may own as few as a single nursing facility. Our primary national competitors include Manor Care, Inc., Kindred Healthcare, Inc., Genesis HealthCare Corporation, Extendicare Health Services, Inc. and Mariner Health Care, Inc. We also compete with a variety of other companies in providing rehabilitation therapy services, hospice services and assisted living services.

      Our ability to compete successfully varies from location to location and depends on a number of factors, which include:

•	the number of competitors in the local market;

•	the types of services available;

•	quality of care;

•	reputation, age and appearance of each facility; and

•	the cost of care in each locality.

      In general, we seek to compete in each market by establishing a reputation within the local community for quality healthcare services, attractive and comfortable facilities, and providing specialized healthcare. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

Employees and Labor Relations

      At December 31, 2003, we had approximately 36,300 full and part time employees.

      Approximately 9% of our employees, employed in 86 of our nursing facilities, are represented by various labor unions. Although our facilities have never experienced any material work stoppages and we believe that our relations with employees and labor organizations are generally good, we cannot predict the effect continued union representation or organizational activities will have on our future operations.

      A national shortage of nurses and other trained personnel and general inflationary pressures have required us to adjust our wage and benefits packages in order to compete for qualified personnel. In 2003, labor costs accounted for approximately 54% of the operating expenses of our Nursing Facilities segment, 92% of our AEGIS segment and 59% of our Home Care segment. We compete with other healthcare providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in certain markets with shortages of healthcare workers. Although we are addressing this challenge through recruiting and retention programs and training initiatives, these programs and initiatives may not stabilize or improve our ability to attract and retain these personnel. Our inability to control labor availability and costs could have an adverse effect on our future operating results.

Executive Officers

      The following table sets forth the name, position and age of each of our executive officers. Each executive officer is elected or appointed by the Board of Directors. The executive officers as of December 31, 2003, are as follows:

Name	Position	Age

William R. Floyd	Chairman of the Board, President, Chief Executive Officer and Director	59
Douglas J. Babb	Executive Vice President, Chief Administrative and Legal Officer and Secretary	51
David R. Devereaux	Chief Operating Officer — Nursing Facilities	41
Jeffrey P. Freimark	Executive Vice President, Chief Financial and Information Officer	48
Cindy H. Susienka	Executive Vice President and President — AEGIS Therapies and Home Care	44
Patrice K. Acosta	Senior Vice President — Quality of Life Programs	47
Steven A. Brigance	Senior Vice President- Litigation and Assistant Chief Legal Officer	51
Pamela H. Daniels	Senior Vice President, Controller and Chief Accounting Officer	40
Lawrence Deans	Senior Vice President — Human Resources	52
James M. Griffith	Senior Vice President — Investor Relations and Corporate Communications	61
Patricia C. Kolling	Senior Vice President — Compliance	57
Blaise J. Mercadante	Senior Vice President — Marketing and New Business Innovation	50
Harold A. Price	Senior Vice President — Sales and Business Development	54
Richard D. Skelly, Jr.	Senior Vice President and Treasurer	44
Chris W. Roussos	President — CERES Strategies	39
Dwight C. Kouri	Vice President — Corporate Development	49

      Mr. Floyd joined us in April 2000 as President and Chief Operating Officer. He was elected Chief Executive Officer in February 2001 and Chairman of the Board in December 2001. From 1996 to 1998, he was Chief Executive Officer of Choice Hotels International, and from 1995 to 1996, he was Chief Operating Officer of Taco Bell Corporation. He has been a director since July 2000.

      Mr. Babb joined us in April 2000 as Executive Vice President, General Counsel and Secretary. He was named head of Government Relations in January 2001 and Chief Administrative and Legal Officer in October 2002. Mr. Babb was Senior Vice President — Merchandise Business Unit for Burlington Northern Santa Fe Corporation from 1997 to 1999.

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

      Ms. Susienka joined us in June 1998 as President — AEGIS Therapies and was elected President — Home Care Services in March 2002. She was elected Executive Vice President in December 2003.

      Ms. Acosta joined us in October 1996 as Vice President — Risk Management. She was elected Senior Vice President — Professional Services in January 2001 and Senior Vice President — Quality of Life Programs in October 2003.

      Mr. Brigance joined us in January 2001 as Vice President and General Counsel — Litigation and was elected Senior Vice President and Assistant Chief Legal Officer in December 2003. From 1995 to 2001, he was Special Counsel with Leboeuf Lamb, Greene and MacRae in Washington, D.C.

      Ms. Daniels joined us in May 1988 as Audit Coordinator. She was elected Vice President, Controller and Chief Accounting Officer in October 1996 and Senior Vice President in December 1999.

      Mr. Deans joined us in November 2003 as Senior Vice President — Human Resources. From September 1999 to November 2003, he was Chief Human Resources Officer at Jones Lang LaSalle. From February 1998 to June 1999, he was Vice President — Human Resources of Alliant Foodservice, Inc.

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

      Mr. Mercadante joined us in January 2002 as Senior Vice President — Marketing and New Business Innovation. From 1999 to 2002, he was President of Blazing Insights Group, and from 1996 to 1999, he was Executive Vice President — Marketing at Universal Studios.

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

      Mr. Roussos joined us in August 2001 as a management designee of our former Matrix segment. He was elected President of Matrix in February 2002 and President of CERES Strategies in October 2002. From 2000 to 2001, he was Division General Manager of American Homestar, and from 1996 to 2000, he was General Manager of Fleetwood Enterprises.

      Mr. Kouri joined us in December 1992 as Senior Counsel — Transactions. He was elected Vice President Development in 1997 and Vice President — Corporate Development in 2002.

Risks Relating to Our Company

Our substantial indebtedness could adversely affect our financial health.

      We have a significant amount of indebtedness. At December 31, 2003, 2002 and 2001, we had total indebtedness on our consolidated balance sheets of $566.2 million, $630.2 million and $741.7 million, respectively. Our consolidated balance sheets also included a liability of $61.9 million, $73.9 million and $84.9 million, at December 31, 2003, 2002 and 2001, respectively, representing the present value of the remaining obligation we owe to the federal government under a civil settlement agreement. In addition, at December 31, 2003, 2002 and 2001, we had $70.0 million, $139.5 million and $182.4 million, respectively, of off-balance sheet obligations. Our level of indebtedness has declined significantly over the last two years. The reduction in these obligations was primarily accomplished through the use of proceeds from divestitures and cash generated from the collection of accounts receivable. We expect to continue to reduce our indebtedness through cash on hand, cash generated by operations and proceeds from selected divestitures of non-strategic assets.

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

      In addition, the indentures relating to our publicly traded notes contain restrictive covenants and our senior credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of a substantial amount of our debt.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further increase the risks associated with our substantial leverage.

      We may be able to incur substantial additional indebtedness in the future. The terms of our existing debt instruments and the indentures relating to our notes do not fully prohibit us from doing so. We currently are able to borrow up to $75.0 million of revolving credit under our senior credit facility ($41.3 million of which availability we are currently using for letters of credit). If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control.

      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

      At December 31, 2003 and 2002, we had cash and cash equivalents totaling $258.8 million and $115.4 million, respectively, and availability under our revolving credit facility of $33.7 million and $124.1 million, respectively. During 2003, we generated cash from operations of $69.9 million. We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $13.4 million, to make normal recurring annual capital additions and improvements of $80.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending December 31, 2004.

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

Our reported earnings per share may be more volatile because of the contingent conversion provision of our 2.75% convertible subordinated notes.

      Holders of the convertible subordinated notes are entitled to convert the notes into our common stock if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price (or $8.94 per share) in effect on that 30th trade day, among other circumstances. Until this contingency or another conversion contingency is met, the shares underlying the notes are not included in the calculation of our basic or diluted earnings per share. Should a conversion contingency be met, diluted earnings per share is expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of our diluted earnings per share. (See Part II — Item 8 — Note 9.)

The price of our common stock may fluctuate significantly.

      The price of our common stock has been, and is likely to continue to be, highly volatile, which means that it could decline substantially. The price of our common stock could fluctuate significantly for the following reasons, among others:

•	future announcements concerning us or our competitors;

•	quarterly variations in operating results;

•	business acquisitions or divestitures;

•	changes in earnings estimates by analysts;

•	changes in third-party reimbursement practices;

•	regulatory developments;

•	changes in the number of outstanding shares; or

•	fluctuations in the economy or general market conditions.

      In addition, stock markets in general, and the market for shares of healthcare stocks in particular, have experienced extreme price and volume fluctuations in recent years which have frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price of our common stock could decline below its current price and the market price of our common stock may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.

      In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action lawsuit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation. (See Item 3. Legal Proceedings.)

We rely on reimbursement from governmental programs for a majority of our revenues and we cannot assure you that reimbursement levels will not decrease in the future.

      Changes in the reimbursement policies of the Medicare or Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have an adverse effect on our consolidated financial position, results of operations and cash flows.

      We have experienced increases in our state Medicaid rates averaging 4.6%, 3.6% and 6.7% for the years ended December 31, 2003, 2002 and 2001, respectively. However, in the past, states have curtailed their Medicaid payments as a result of budget considerations. Curtailments of Medicaid funding by a state can affect long-term care providers and/or other non-eldercare providers in that state. Currently, several states in which we operate are experiencing deficits in their fiscal operating budgets. There can be no assurance that those states in which we operate that are experiencing budget deficits, as well as other states in which we operate, will not reduce payment rates.

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

      In recent years, there have also been reductions in payments to skilled nursing facilities under the Medicare program. Although the Balanced Budget Refinement Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”) reversed certain rate reductions enacted under the Budget Act, some of these increases expired on September 30, 2002, the so-called “Medicare cliff.” While CMS announced two increases to skilled nursing facility rates effective October 2003, and will continue certain add-ons for high-acuity patients until CMS refines the RUG system, there can be no assurances that payments from the Medicare program will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to Medicare patients.

      In addition, as required by the Budget Act, CMS imposed annual limits per beneficiary of $1,590 for physical and speech therapy services combined and $1,590 for occupational therapy. These caps were applied to services provided during the period from September 1, 2003 through December 8, 2003. Although Congress imposed a further moratorium from December 8, 2003 through December 31, 2005 in the provisions of the Prescription Drug Bill, there can be no assurance that the caps will not go into effect on January 1, 2006.

      On February 10, 2003, CMS published a proposed rule to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year. Based on our current volume of Medicare bad debts, this proposed rule would reduce our revenues by $1.6 million, $3.1 million and $5.0 million for the first, second and third year, respectively. We cannot currently determine if and when this rule will be implemented.

      Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially decrease the rate of government program payments to us for our services. Our financial condition and results of operations may be adversely affected by reductions in reimbursement levels and the reimbursement process in general, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

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

      In the ordinary course of our business, and like other providers in the healthcare industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority and notices of deficiencies for failure to comply with various regulatory requirements. We review all such notices and we believe that we take timely and appropriate corrective action. In most cases, with respect to these notices, the facility and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions include:

•	the imposition of fines;

•	temporary suspension of payment for new patients to the facility;

•	decertification from participation in the Medicare or Medicaid programs; or

•	in extreme circumstances, revocation of a facility’s license.

      We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future which could result in significant penalties, as well as adverse publicity. Any such penalties or adverse publicity could have an adverse effect on our financial condition and results of operations.

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

      As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from private payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; and

•	damage to our reputation in various markets.

      Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities. The investigations include:

•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources; and

•	medical necessity of services provided.

      We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.

We are required to comply with laws governing the transmission and privacy of health information.

      HIPAA requires us to comply with certain standards for the exchange of individually identifiable health information within our Company and with third parties, such as payors, business associates and patients. These include standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, and health plans; security; and privacy.

      Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions. The security standards went into effect in April 2003, with a compliance date in April 2005 for most covered entities. We cannot assure you that all of the parties with whom we do business will be in compliance with HIPAA. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, which could have an adverse effect on our financial condition and results of operations.

Healthcare reform legislation may adversely affect our business.

      In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these healthcare initiatives, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, greater state flexibility and additional operational requirements, could adversely affect us. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us. That impact may have an adverse effect on our financial condition and results of operations.

We are subject to increasingly expensive and unpredictable patient care liability costs.

      General and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. We and others have experienced substantial increases in both the number of claims and lawsuits, as well as the size of the typical claim and lawsuit. The long-term care industry has previously experienced significant, unexpected increases in estimated ultimate costs for claims in certain states or areas. In Texas and Florida, for example, the growth in patient care liability claims and lawsuits reached a level where it was not possible for us to continue to operate profitably and we disposed of all our facilities in Texas in 1996 and Florida in 2002.

      We also have initiated several strategic and tactical actions to mitigate the impact of these rising costs. In late 2002, we identified those nursing facilities that represented a disproportionately high share of projected patient care liability costs. In early 2003, we began implementing a strategy to divest, over a two-year period, properties that accounted for approximately 50% of the annual patient care liability costs projected at that time. We upgraded our risk management and litigation functions, and adopted a more coordinated and aggressive legal defense strategy. We began using voluntary arbitration agreements in most of our nursing facilities and improved communications with residents and their families to resolve issues before they reach litigation. In addition, we remain committed to continually improving the quality of care we provide, adopting clinical performance indicators to evaluate the care at each facility and including quality care as a significant component of incentive compensation at the facility, regional and corporate levels. If patient care claims continue to increase in number and size, our future financial condition and results of operations may be adversely affected.

Insurance coverage is becoming increasingly expensive and difficult to obtain for long-term care companies, and our insurance carriers could become insolvent and unable to reimburse us.

      Primarily as a result of patient care liability costs for long-term care providers, insurance companies are ceasing to insure long-term care companies, or severely limiting their capacity to write long-term care general and professional liability insurance. In addition, in the wake of the September 11, 2001 events, reduced overall insurance capacity and increasing insurance company losses, the insurance environment in general has become unstable, making it increasingly difficult to obtain coverage for patient care liabilities and certain other risks. When insurance coverage is available, insurance carriers are typically requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage. This has been the case for most insurance coverages, including workers’ compensation, employee healthcare and patient care liability. We are experiencing higher premiums and retention levels. Our insurance covering patient care liability and workers’ compensation comes up for renewal in the second quarter of 2004. We cannot assure you that we will be able to renew our insurance coverages on terms as favorable as those we currently have.

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

State efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand our operations.

      Some states require healthcare providers (including skilled nursing facilities, home health agencies, hospices and assisted living centers) to obtain prior approval, known as a certificate of need (a “CON”), for:

•	the purchase, construction or expansion of healthcare facilities;

•	capital expenditures exceeding a prescribed amount; or

•	changes in services or bed capacity.

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

Our civil settlement agreement with the United States Government with respect to alleged violations of cost allocations under Medicare negatively impacts our cash flows and subjects us to a Corporate Integrity Agreement.

      On February 3, 2000, we entered into a series of separate agreements with the OIG of HHS. Under the civil settlement agreement, we paid the federal government $25.0 million during the first quarter of 2000 and agreed to reimburse the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments ending in the first quarter of 2008. As of December 31, 2003, the present value of the remaining obligation was $61.9 million. As a result of such withholdings, our cash flows from operations were negatively impacted by $18.1 million during the year ended December 31, 2003, and are expected to be negatively impacted at an annual rate of $18.1 million.

      As part of this series of agreements, we entered into a Corporate Integrity Agreement with the OIG. This agreement requires that we monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements of participation in the federal healthcare programs. It also includes functional and training obligations, audit and review requirements and record keeping and reporting requirements. In 2002, certain revisions were made to our Corporate Integrity Agreement to reflect a permanent injunction requiring our nursing facilities in California to conduct additional training programs and to hire an independent quality monitor for our nursing facilities in California, Arizona, Hawaii and Washington to assess our quality care systems. By December 31, 2003, we had divested all of our nursing facilities in Arizona and Washington and a substantial portion of our nursing facilities in California and Hawaii. We believe that we are generally in compliance with the requirements of our Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance. If we fail to comply with our Corporate Integrity Agreement, we may be subject to penalties or exclusion from the Medicare and Medicaid programs, which could have an adverse effect on our financial condition and results of operations.

We are subject to material litigation.

      We are, and may in the future be, subject to litigation which, if determined adversely against us, could have a material adverse effect on our business or financial condition. Pending, threatened or future litigation could have a material adverse effect on our financial condition and results of operations. (See Item 3. Legal Proceedings.)

If we fail to cultivate new, or maintain existing, relationships with the physicians in the communities in which we operate, our patient base may decrease.

      Our patient base depends in part upon the admissions and referral practices of the physicians in the communities in which we operate and our ability to cultivate and maintain relationships with these physicians. Physicians referring patients to our facilities are not our employees and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our patient population may decline, which, if significant, could have an adverse effect on our financial condition and results of operations.

Changes in the mix of our patient population among the Medicare, Medicaid and private categories may significantly affect our nursing revenues and profitability.

      The sources and amounts of our patient revenues are determined by a number of factors, including licensed bed capacity and census of our nursing facilities, average length of stay of our residents, the mix of our patients by payor type (for example, Medicare versus Medicaid or private) and the acuity level of our patients. Changes in the case mix of patients, the mix of patients by payor type and payment methodologies may significantly affect our profitability. In particular, changes which increase the percentage of Medicaid residents within our nursing facilities could have an adverse effect on our financial condition and results of operations, especially in states whose reimbursement levels are below our operating costs.

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

      The negative impact of these trends on nursing facility census varies from facility to facility, from community to community and from state to state, and if we are not successful in responding to them, these trends could have an adverse effect on our financial condition and results of operations.

Available Information

      The Company’s website, www.beverlycares.com, provides access, free of charge, to the Company’s SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, within 24 hours of filing. In addition, our corporate governance guidelines, code of conduct, code of ethics for senior financial officers, Audit and Compliance Committee charter and Nominating and Compensation Committee charter will be available on this website shortly and in print to any shareholder who requests them.

      You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

ITEM 2.	PROPERTIES.

      On December 31, 2003, we operated 373 nursing facilities, 20 assisted living centers, 23 hospice and home care centers and 10 outpatient clinics in 26 states and the District of Columbia. Most of our 98 leased nursing facilities are subject to “net” leases which require us to pay all taxes, insurance and maintenance costs. Most of these leases have original terms from ten to fifteen years and contain at least one renewal option. Renewal options typically extend the original terms of the leases by five to fifteen years. Many of these leases also contain purchase options. We consider our physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of our nursing facilities and assisted living centers are included in the collateral securing our obligations under various debt agreements. (See Item 8. Note 9.)

      The following is a summary of our nursing facilities, assisted living centers, hospice and home care centers and outpatient clinics at December 31, 2003:

	Nursing Facilities
			Assisted Living
			Centers		Hospice
		Total			and Home
		Licensed		Total	Care	Outpatient
	Number	Beds	Number	Units	Centers	Clinics

Location
Alabama	14	1,669	—	—	—	—
Arkansas	30	3,715	2	48	—	—
California	26	2,507	—	—	2	—
District of Columbia	1	355	—	—	—	—
Georgia	13	1,595	2	72	1	—
Hawaii	1	108	—	—	—	—
Illinois	3	275	—	—	—	—
Indiana	27	3,236	—	—	1	—
Iowa	—	—	—	—	1	—
Kansas	20	1,223	1	9	—	—
Kentucky	8	1,039	—	—	—	—
Maryland	4	585	1	19	—	—
Massachusetts	18	2,048	—	—	—	—
Minnesota	29	2,377	1	16	—	—
Mississippi	10	1,149	—	—	—	—
Missouri	19	1,828	3	105	1	—
Nebraska	24	2,043	1	19	3	—
New Jersey	1	140	—	—	—	—
North Carolina	10	1,278	—	—	2	10
Ohio	9	1,222	—	—	—	—
Pennsylvania	42	4,769	3	72	6	—
South Dakota	17	1,166	1	36	—	—
Tennessee	5	555	2	55	—	—
Texas	—	—	—	—	3	—
Virginia	14	1,864	3	84	—	—
West Virginia	3	310	—	—	—	—
Wisconsin	25	2,379	—	—	3	—

	373	39,435	20	535	23	10

Classification
Owned	275	28,667	18	434	—	—
Leased	98	10,768	2	101	23	10

	373	39,435	20	535	23	10

ITEM 3.	LEGAL PROCEEDINGS.

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

      The Badger and Richardson actions were ordered to be consolidated as In re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties agreed to stay the consolidated action pending the outcome of the motion to dismiss in a former class action suit. In light of the dismissal of the former class action suit, the Court entered a Scheduling Order dated July 17, 2003, which sets a trial date of March 29, 2004, for this case. Defendants filed a motion to renew their motion to dismiss on December 17, 2003.

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

      Due to the preliminary state of these actions, we are unable to assess the probable outcome of the cases and can give no assurances of the ultimate impact on our financial position, results of operations and cash flows.

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

      These cases separately name Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. In early March 2003, these cases were consolidated as In re Beverly Enterprises, Inc. Securities Litigation. On April 30, 2003, plaintiffs filed an amended complaint. On May 30, 2003, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed July 11, 2003. The court heard oral arguments on the defendants’ motion on August 28, 2003. On December 23, 2003, the court granted defendants’ motions to dismiss with prejudice and denied plaintiffs’ motion to amend the complaint. Plaintiffs filed a notice of appeal on January 22, 2004. Due to the preliminary state of this action, the Company is unable to assess the probable outcome of the case. We can give no assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of this proceeding.

      (c) On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on behalf of the Company against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that the Company failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et al. and Flowers v. Floyd, et al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs. On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a scheduling order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190), to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. The court entered a ruling on the defendants’ motion to dismiss in the federal securities class action on December 23, 2003, and the plaintiffs filed a notice of appeal on January 22, 2004. In light of the plaintiffs’ appeal, the parties have agreed to a further stay of this derivative action pending resolution of the appeal. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

      (d) In 2002, we notified federal and California healthcare regulatory authorities (CMS, OIG, the California Attorney General’s office and the California Department of Health) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our former medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date Beverly acquired the business unit. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we established a reserve in 2002, included in “Other accrued liabilities” on the consolidated balance sheets in the amount of $18.0 million to cover potential overpayments from government payors for the period from October 1, 1998 to 2002. We have advised regulatory authorities of the results of the accounting firm’s review. On September 15, 2003, we received a subpoena from the United States Attorney’s Office in Oakland, California, requesting the production of additional documents relating to MK Medical’s operations and our review of MK Medical’s claims. We have produced documents in response to this subpoena and continue to cooperate with the government’s request for information. Our liability with respect to this matter could exceed the reserved amount, which continues to be our best estimate of our exposure on this matter. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.

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

      There were no matters submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock is listed on the New York and Pacific Stock Exchanges under the symbol “BEV.” The table below sets forth, for the periods indicated, the range of high and low sales prices of our common stock as reported on the New York Stock Exchange composite tape.

	Prices

	High	Low

2002
First Quarter	$9.50	$5.66
Second Quarter	9.18	6.95
Third Quarter	7.95	1.90
Fourth Quarter	3.89	1.60
2003
First Quarter	$3.00	$1.63
Second Quarter	4.30	1.80
Third Quarter	6.99	3.71
Fourth Quarter	8.60	5.06
2004
First Quarter (through February 27)	$8.96	$7.09

      On February 27, 2004, there were 4,928 record holders of our common stock.

      We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on our common stock. We have not paid any cash dividends on our common stock since 1987, and no future dividends are currently planned. In deciding whether to propose a dividend and determining the dividend amount, our Board of Directors would take into account such matters as the availability of funds for dividends, general business conditions, our financial results, other capital requirements, contractual, legal and regulatory restrictions on the payment of dividends to our stockholders and such other factors as our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA.

      The following table of selected financial data should be read along with our consolidated financial statements and related notes for 2003, 2002 and 2001 included in Item 8. Consolidated Financial Statements and Supplementary Data.

	At or for the Years Ended December 31,

	2003(1)	2002(1)	2001(1)	2000(1)	1999(1)

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,996,981	$1,958,544	$2,144,489	$2,078,027	$1,960,170
Costs and expenses:
Wages and related	1,189,177	1,179,046	1,310,269	1,283,106	1,238,977
Provision for insurance and related items	126,690	94,268	82,784	107,658	79,077
Other operating and administrative	529,920	518,698	565,454	595,203	523,970
Depreciation and amortization	59,878	66,422	67,589	74,518	75,258
Florida insurance reserve adjustment	—	22,179	—	—	—
Special charge and adjustment related to California investigation settlement	(925)	6,300	—	—	—
Special charges and adjustment related to settlements of federal government investigations	—	(9,441)	77,495	—	202,447
Asset impairments, workforce reductions and other unusual items	5,596	55,432	184,300	16,895	23,177
Year 2000 remediation	—	—	—	—	12,402

Total costs and expenses	1,910,336	1,932,904	2,287,891	2,077,380	2,155,308

Income (loss) before other income (expenses)	86,645	25,640	(143,402)	647	(195,138)
Other income (expenses):
Interest expense	(63,904)	(63,226)	(75,036)	(75,679)	(69,012)
Costs related to early extinguishments of debt	(6,634)	—	—	(354)	(619)
Interest income	5,365	4,692	2,917	2,488	4,205
Net gains (losses) on dispositions	422	2,149	696	2,433	(4,007)
Gains on sales of equity investments	6,686	—	256	1,477	—

Total other expenses, net	(58,065)	(56,385)	(71,167)	(69,635)	(69,433)

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	28,580	(30,745)	(214,569)	(68,988)	(264,571)
Provision for (benefit from) income taxes	5,111	6,085	60,145	(25,078)	(99,852)

Income (loss) before discontinued operations and cumulative effect of change in accounting for goodwill	23,469	(36,830)	(274,714)	(43,910)	(164,719)
Discontinued operations, net of taxes of 2003 — $3,336; 2002 — $0; 2001 — $1,243; 2000 — $2,816; and 1999 — $20,733	56,999	(32,089)	(26,558)	(10,592)	30,072
Cumulative effect of change in accounting for goodwill, net of income taxes of $0(2)	—	(77,171)	—	—	—

Net income (loss)	$80,468	$(146,090)	$(301,272)	$(54,502)	$(134,647)

Basic and diluted net income (loss) per share of common stock:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.22	$(0.35)	$(2.64)	$(0.43)	$(1.61)
Discontinued operations, net of taxes	0.53	(0.30)	(0.26)	(0.10)	0.30
Cumulative effect of change in accounting for goodwill, net of taxes	—	(0.74)	—	—	—

Net income (loss) per share of common stock	$0.75	$(1.39)	$(2.90)	$(0.53)	$(1.31)

Shares used to compute basic net income (loss) per share	106,582	104,726	104,037	102,452	102,491

Shares used to compute diluted net income (loss) per share	106,920	104,726	104,037	102,452	102,491

Other Financial Data:
Net cash provided by operating activities	$69,861	$116,633	$220,897	$37,010	$189,141
Capital expenditures	43,984	100,103	89,401	76,027	95,414
Consolidated Balance Sheet Data:
Total assets	$1,346,421	$1,349,895	$1,681,070	$1,875,993	$1,982,880
Current portion of long-term debt	13,354	41,463	64,231	227,111	34,052
Long-term debt, excluding current portion	552,873	588,714	677,442	564,247	746,164
Total stockholders’ equity	238,186	153,472	296,497	583,993	641,124
Other Data:
Average occupancy(3)	88.1%	87.9%	86.5%	86.5%	86.7%

(1)	The operations of Matrix, MK Medical, Care Focus, 80 nursing facilities and seven assisted living centers have been reclassified as discontinued operations for all periods presented since they met the applicable criteria under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(2)	Includes a $77.2 million goodwill impairment charge relating to the 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(3)	Calculated by dividing the nursing facilities’ actual patient days by available patient days from continuing operations. Available patient days are calculated by multiplying total calendar days by the number of beds that are operationally ready for use.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

      Our business consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. As of December 31, 2003, we operated 373 nursing facilities with a total of 39,435 licensed beds. Our nursing facilities are located in 24 states and the District of Columbia and range in capacity from 24 to 355 licensed beds. As of December 31, 2003, we also operated 20 assisted living centers containing 535 units, 23 hospice and home care centers, and 10 outpatient clinics. Our operations also include rehabilitation therapy services in 36 states and the District of Columbia.

Operations and Services

      Our operations are currently organized into three primary operating segments: Nursing Facilities, AEGIS and Home Care.

      Nursing Facilities. Our Nursing Facilities’ operations provide long-term healthcare and rehabilitation services through the operation of skilled nursing facilities and assisted living centers and accounted for approximately 94%, 95% and 97% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Our facilities provide residents with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Our skilled nursing staff also provides complex and intensive medical services to residents with higher acuity needs outside the traditional acute-care hospital setting. We have designed our assisted living centers to provide residents with a greater degree of independence while still offering routine services and, if required, limited medical care.

      AEGIS. Our AEGIS segment provides rehabilitation therapy services under contract to our nursing facilities, as well as 510 third-party nursing facilities, and accounted for approximately 4%, 3% and 1% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively. AEGIS offers occupational, physical and speech therapy services designed to maximize function and independence, assist in recovery from medical conditions and compensate for remaining disabilities.

      Home Care. Our Home Care operations, which accounted for approximately 2% of our revenues for each of the years ended December 31, 2003, 2002 and 2001, primarily provide hospice services within our nursing facilities, in facilities operated by other healthcare providers and in patients’ homes. Our hospice services include palliative care for terminally ill patients, as well as pastoral, counseling and bereavement services for the families of hospice patients.

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

      In the ordinary course of business, we periodically receive notices of deficiencies for allegations of failure to comply with various regulatory requirements. We review all such notices and believe we take timely and appropriate corrective action. In most cases, the facility and the government will agree upon steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the government may take a number of adverse actions against the facility or us, including imposition of fines, temporary suspension of admission of new patients, decertification from participation in Medicare or Medicaid programs and licensure revocation. (See Item 1. Business.)

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

Revenue Recognition, Accounts Receivable and Allowances for Doubtful Accounts

      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our current revenues is derived from federal and state healthcare programs (primarily Medicare and Medicaid). As discussed more fully in Item 8 — Note 1, we record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs or other third-party contractual arrangements based on contractual terms and historical experience.

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

      As adjustments to recorded revenues become known or as cost reporting years are no longer subject to audits, reviews or investigations, the amounts of our revenues and receivables are revised. Our revenues are reported at their estimated net realizable amounts, and we believe adequate provision has been made to reflect any adjustments that could result from audits of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. Changes in estimates related to third party receivables resulted in an increase in revenues of approximately $8.7 million and $800,000 for the years ended December 31, 2003 and 2002, respectively, and a decrease in revenues of approximately $2.0 million for the year ended December 31, 2001.

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

      We record bad debt expense monthly as a percentage of revenue reflecting our historical experience. Each quarter we adjust the allowance for doubtful accounts according to the aging and payor mix of the receivables. These adjustments are based on our weighted average collection experience by payor type, and recognize the relative risk depending on the source of the expected payment. Private pay accounts usually represent our highest collectibility risk. In addition, specific accounts that are determined to be uncollectible (due to bankruptcy, insufficient documentation, lack of third-party coverage or financial resources and the like) are fully reserved when such determinations are made. We write-off uncollectible accounts receivable after all collection efforts have been exhausted and we determine they will not be collected. If circumstances change (including, but not limited to: economic downturn; higher than expected defaults or denials; reduced collections; and changes in our payor mix), our estimates of the recoverability of our receivables could be reduced by a material amount.

      Our provisions for bad debts represented 1.1%, 2.8% and 2.1% of revenues from continuing operations for the years ended December 31, 2003, 2002 and 2001, respectively. Our allowance for doubtful accounts represented approximately 17% and 20% of patient accounts receivable at December 31, 2003 and 2002, respectively. Our allowance for doubtful accounts represented 127% and 121% of accounts over 180 days old as of December 31, 2003 and 2002, respectively. Accounts receivable for our Nursing Facilities segment have continued to decline in 2003, our aging of receivables has improved and our cash collections continue to be in line with, or ahead of, our generated revenues. These factors have led to a decrease in our provision for bad debts and a reduction in our allowance for doubtful accounts in 2003. We believe adequate provision has been made for receivables that may prove to be uncollectible.

Patient Care Liability and Other Insurance Risks

      General and professional liability costs for the long-term healthcare industry have become increasingly expensive and difficult to estimate. In addition, insurance coverage for patient care liability and certain other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and pay substantially higher premiums for reduced terms of coverage. The majority of our workers’ compensation and auto liability risks are insured through loss-sensitive insurance policies with affiliated and unaffiliated insurance companies. For our general and professional liabilities, we are responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits in certain prior policy years.

      We have purchased insurance for workers’ compensation, property, casualty and other risks from numerous insurance companies. In many cases, the policies provide coverage for events occurring in specific time frames that may only be determined in later years. We evaluate our purchased insurance coverage for risk transfer and believe our occurrence-based insurance policies have sufficiently transferred the risk of loss to the insurance carriers we utilize. As a result, we do not recognize a liability in our consolidated financial statements for amounts covered by insurance.

      We exercise care in selecting companies from which we purchase insurance, including review of published ratings by recognized rating agencies, advice from national brokers and consultants and review of trade information sources. There exists a risk that any of these insurance companies may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due. In several prior policy years, losses exceed our self-insurance aggregate limits. For claims relating to these years, our insurers have assumed a more significant role in handling the claims or related obligations and settlements. As a result, it is more difficult to estimate potential losses in those years. However, we expect any losses in those years to be covered by our insurers. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot assure you that they will remain solvent and able to fulfill their obligations.

      Our liabilities for general, professional and workers’ compensation risks are estimated by our independent actuaries twice a year using the most recent trends of claims, settlements and other relevant data. On an undiscounted basis, these liabilities totaled $203.7 million at December 31, 2003. On our financial statements, these liabilities are discounted at 10% to their present value using actuarially determined loss payment timing patterns. The discount rate is based upon our best estimate of our incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge of $1.8 million for the year ended December 31, 2003. Based on information provided by our independent actuaries, we estimate our range of discounted exposure for these liabilities to be $152.5 million to $179.4 million. At December 31, 2003, our recorded reserves for these liabilities totaled $159.9 million. We believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and other services.

Asset Impairments

      We recorded pre-tax asset impairment charges of $2.1 million, $50.5 million and $101.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. We also recorded impairments of goodwill of $77.2 million in 2002 as the cumulative effect of an accounting change in accordance with Statement of

Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). We evaluate our long-lived assets for impairment whenever indicators of impairment exist, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). These indicators of impairment can include, but are not limited to, the following:

•	a history of operating losses, with expected future losses;

•	changes in the regulatory environment affecting reimbursement;

•	decreases in cash flows or cash flow deficiencies;

•	changes in the way an asset is used in the business; and

•	commitment to a plan to sell or otherwise dispose of an asset.

      During 2003, a history of operating losses, with expected future losses, and cash flow deficiencies led to impairments on three facilities in our Nursing Facilities segment. During 2002, changes in the regulatory environment affecting Medicare reimbursement led to a long-lived asset impairment analysis on our Nursing Facilities segment. During 2001, continuing operating losses in several of our lines of business, including certain outpatient clinics, our managed care contracting entity, certain Home Care businesses and a few of our nursing facilities, led to impairment analyses on these assets.

      These impairment analyses included:

•	estimating the undiscounted cash flows to be generated by each clinic, unit, facility or property, primarily over the remaining life of the primary asset; and

•	reducing the carrying value of the asset to the estimated fair value when the total estimated undiscounted cash flows was less than the carrying value of the clinic, unit, facility or property.

      In estimating the undiscounted cash flows for our nursing facilities, we primarily used our internally prepared budgets and forecast information, with certain probability adjustments, including, but not limited to, the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. In order to estimate the fair values of the nursing facilities, we used a discounted cash flow approach, supplemented by public resource information on valuations of nursing facility sales transactions by region of the country. Where the estimated undiscounted cash flows were negative, we estimated the fair values based on discounted public resource information, sales values or estimated salvage value. For other lines of business that lack significant property investments, we discounted the next five years of expected cash flows. A substantial decline in the estimated future cash flows for these facilities or businesses could materially change the estimated fair values of these assets, possibly resulting in an additional impairment.

      In July 2001, SFAS No. 142 was issued, which established new rules on the accounting for goodwill and other intangible assets. In accordance with this standard, we performed the initial screening for potential impairments of our indefinite-lived intangible assets by reporting unit as of January 1, 2002. We determined the estimated fair values of each reporting unit using discounted cash flow analyses, along with independent source data related to recent transactions. Based on this determination, we identified potential goodwill impairments at our former Matrix segment and at Care Focus, a former reporting unit within our Home Care segment. We engaged a qualified, independent valuation group to determine the estimated fair values of each of these reporting units. Their analysis was completed in the fourth quarter of 2002, and led to the recording of goodwill impairment charges as the cumulative effect of an accounting change of $77.2 million as of January 1, 2002, including $70.6 million for Matrix and $6.6 million for Care Focus. The outpatient therapy clinic operations and the managed care network of Matrix were sold during January 2003. The Care Focus unit was sold in June 2003. Based on our annual assessments of all reporting units as of October 1, 2003 and 2002, no additional impairments of goodwill were identified.

Off-Balance Sheet Arrangements

      At December 31, 2003, we had an off-balance sheet financing arrangement of $70.0 million of medium-term notes (“Medium-Term Notes”). These notes are obligations of Beverly Funding Corporation (“BFC”), a non-consolidated bankruptcy remote, qualifying special purpose entity. BFC’s sole purpose is to acquire, own, hold, and otherwise administer certain patient accounts receivable originated and sold to it by certain of our operating subsidiaries and to issue beneficial interests in those receivables. Under the terms of the arrangement, certain of our wholly owned operating subsidiaries (groups of nursing facilities within each state that we operate), which are separate legal entities, sell Medicaid and Veterans Administration patient accounts receivable to Beverly Health and Rehabilitation Services, Inc. (“BHRS”), our wholly owned operating subsidiary. BFC then purchases these receivables under a revolving sales structure from BHRS at a discount of 1%. BFC receives its funding from: (1) the issuance of debt to third-party investors; and (2) investments made in BFC by us. At December 31, 2003 and 2002, BFC held $76.1 million and $101.4 million, respectively, of net patient accounts receivable. The decrease in net patient accounts receivable held by BFC in 2003 from 2002 relates to our strategic dispositions of nursing facilities and the resulting reduction in new patient accounts receivable available for BFC to purchase. In addition to net patient accounts receivable, BFC also had $25.5 million of cash at December 31, 2003.

      The Medium-Term Notes were issued in June and July 1999 to third-party investors. The proceeds were used to redeem $40.0 million of then outstanding medium-term notes issued by BFC in 1994 that were nearing maturity and to purchase additional eligible receivables from BHRS. In addition, we increased our investment in BFC, allowing BFC to purchase additional eligible receivables to serve as excess collateral for the new Medium-Term Notes. Under the terms of the arrangement, BFC is required to maintain receivables and/or cash in excess of the outstanding balance of the Medium-Term Notes based on a calculated formula included in the Master Sale and Servicing Agreement among BHRS, BFC and Beverly Enterprises, Inc. The Medium-Term Notes mature in 2005; however, according to the provisions of the notes, principal payments on these obligations are calculated based on quarterly collections of the underlying receivables, and are required to begin during the second quarter of 2004. Based on current collection patterns, we expect the Medium-Term Notes will be paid off by the third quarter of 2004.

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

      Our investment in BFC of $31.3 million at December 31, 2003, has been recorded as a current asset in our consolidated balance sheet. The investment is recorded at its estimated fair value and is subject to periodic review for other than temporary impairment. The fair value is determined by discounting the expected future cash flows of the underlying receivables purchased and held by BFC at discount rates that reflect the projected payment terms and the credit risk of the receivables. We regularly update our fair value analysis for changes in timing and amount of expected future collections of the receivables. The carrying value of our investment is written down when the analysis indicates that the investment is other than temporarily impaired. Our total investments in BFC have been adjusted from their initial value of $35.0 million due to cumulative credit losses incurred by BFC associated with the purchased receivables since June 1999. We believe the carrying value of our asset will be fully realized upon the maturity and repayment of the Medium-Term Notes and collection of the excess receivables. We monitor this off-balance sheet obligation throughout the year and believe the obligation and any related assets should not be included in our consolidated financial statements under current generally accepted accounting principles.

      As of December 31, 2003, we have off-balance sheet debt guarantees of $13.1 million that primarily arose from our sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities, and the underlying leases have $36.0 million of minimum rental commitments remaining through the initial lease terms, with the latest termination date being February 2019. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded approximately $531,000, included in “Other accrued liabilities” on the consolidated balance sheet, as the estimated fair value of 2003 guarantees.

Operating Results

Reclassification

      Results of operations for the years ended December 31, 2002 and 2001 reflect asset dispositions during 2003 as discontinued operations. The following discussions of “2003 Compared to 2002” and “2002 Compared to 2001” reflect this reclassification.

2003 Compared to 2002

Results of Operations — Continuing Operations

      We reported net income from continuing operations for the year ended December 31, 2003 of $23.5 million, compared to a net loss from continuing operations of $36.8 million for the year ended December 31, 2002. Net income from continuing operations for 2003 included special pre-tax charges totaling $4.7 million, primarily including:

•	$2.1 million for asset impairments, primarily related to three nursing facilities;

•	$2.5 million for workforce reductions (see below);

•	$1.9 million for exit costs associated with our divestiture strategy; net of

•	$1.0 million reversal of previously recorded exit costs and $447,000 primarily resulting from the settlement of a previously impaired asset above carrying value; and

•	the reversal of $925,000 of costs originally accrued for the California investigation settlement.

      The $2.5 million for workforce reductions primarily relates to 67 associates who were notified during 2003 that their positions would be eliminated, and included the following:

•	$2.8 million of cash expenses, $1.8 million of which was paid during the year ended December 31, 2003; and

•	non-cash expenses of approximately $84,000 related to the issuance of 108,230 shares under our Stock Grant Plan (the “Stock Grant Plan”), less approximately $400,000 due to the cancellation of restricted stock.

      We estimate the annual cost savings of this operational reorganization to be approximately $5.0 million. The following table summarizes activity in our estimated workforce reduction and exit costs for the years ended December 31 (in thousands):

	2003		2002		2001

	Workforce		Workforce		Workforce
	Reductions	Exit Costs	Reductions	Exit Costs	Reductions	Exit Costs

Balance beginning of year	$5,418	$4,991	$7,631	$15,030	$4,151	$5,208
Charged to continuing operations	2,902	887	8,454	—	23,118	18,165
Charged to discontinued operations	—	24,828	—	2,633	—	—
Cash payments	(4,896)	(22,579)	(9,074)	(10,313)	(15,448)	(8,343)
Stock transactions	—	—	(1,008)	—	(4,158)	—
Reversals	(395)	(857)	(585)	(2,359)	(32)	—

Balance end of year	$3,029	$7,270	$5,418	$4,991	$7,631	$15,030

      Net loss from continuing operations for 2002 included pre-tax charges totaling $74.5 million, including $55.4 million for asset impairments, exit costs and workforce reductions, $22.2 million for the Florida insurance reserve adjustment, $6.3 million for the California investigation settlement, offset by a decrease of $9.4 million in reserves established in connection with previous settlements of Federal government investigations. (See “2002 Compared to 2001.”)

Costs Related to Early Extinguishments of Debt

      During the fourth quarter of 2003, we entered into a $210.0 million senior credit facility and issued $115.0 million of 2.75% convertible notes. The net proceeds from these transactions were used to pay off our 9% senior notes and certain mortgages, bonds and other debt obligations. In conjunction with these transactions, we wrote off $3.9 million of deferred financing costs related to our former credit facility, the 9% senior notes and the other debt obligations. We also paid a prepayment premium of $2.7 million related to the early extinguishment of the 9% senior notes.

Gain on Sale of Equity Investment

      During the fourth quarter of 2003, we sold all of our holdings in a publicly traded equity security that was acquired in 1995. This investment had been accounted for as available for sale, with all changes in fair value being recorded as comprehensive income. In conjunction with the sale of the investment, we reversed the accumulated comprehensive income and recognized a pre-tax gain of $6.7 million.

Revenues

      We reported revenues of $1,997.0 million during the year ended December 31, 2003, compared to $1,958.5 million for the same period in 2002. Approximately 94% and 95% of our revenues for each of the years ended December 31, 2003 and 2002, respectively, were derived from services provided by our Nursing Facilities segment. The increase in revenues of $38.5 million for the year ended December 31, 2003, as compared to the same period in 2002, is due to the following:

•	an increase of $44.4 million from facilities we operated during each of the years ended December 31, 2003 and 2002 (“same facility operations”);

•	an increase of $22.9 million from growth in AEGIS’ external therapy business;

•	an increase of $15.5 million due to a facility acquisition, the opening of a newly constructed facility and three hospice and home care centers, and two start-up businesses; net of

•	a decrease of $44.3 million due to dispositions during 2002 not reported as discontinued operations.

      The increase in revenues of $44.4 million from same facility operations for the year ended December 31, 2003, as compared to the same period in 2002, was primarily due to the following:

•	$56.7 million due to an increase in Medicaid and private payment rates;

•	$9.3 million due to a positive shift in our patient mix primarily from private to Medicare;

•	$6.1 million adjustment related to favorable prior year cost report settlements;

•	$7.0 million due to an increase in average daily census in our Home Care segment;

•	partially offset by a decrease of $13.7 million in Medicare payment rates. Effective October 1, 2002, certain Medicare add-on payments were eliminated when the federal government did not pass legislation to restore the funding. The impact of these eliminations was partially offset by a 6.26% increase in Medicare rates effective October 1, 2003;

•	a decrease of $12.1 million due to a decline in same facility census; and

•	$8.9 million due to a decrease in various other items.

Costs and Expenses

      We reported costs and expenses of $1,910.3 million during the year ended December 31, 2003, compared to $1,932.9 million for the same period in 2002. Excluding special pre-tax charges of $4.7 million in 2003 and $74.5 million in 2002, discussed above, our costs and expenses increased $47.2 million, consisting of the following:

•	an increase of $75.7 million in same facility operations;

•	an increase of $12.0 million due to a facility acquisition, and the opening of a newly constructed facility and three hospice and home care centers and two start-up businesses;

•	partially offset by a decrease of $40.5 million due to dispositions during 2002 not reported as discontinued operations.

      The increase in costs and expenses of $75.7 million from same facility operations for the year ended December 31, 2003, as compared to the same period in 2002, was due primarily to the following:

•	$51.7 million of additional wages and related expenses primarily due to an increase in our weighted average wage rate, an increase in nursing hours per patient day and an increase in associate incentives;

•	$32.4 million increase in our provision for insurance and related items, as discussed below;

•	$5.7 million due to an increase in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment;

•	partially offset by an $18.2 million decrease in our provision for reserves on accounts and notes receivable due to improvements in the timing and amount of collections, as well as the collection of certain accounts that had previously been fully reserved; and

•	$3.7 million decrease in depreciation and amortization expense due to the impact of asset impairments recorded in the fourth quarter of 2002.

      Our provision for insurance and related items for continuing operations increased during 2003, as compared to 2002, primarily due to the following:

•	an increase in fixed premiums and related costs for general and professional liability, directors’ and officers’ insurance and workers’ compensation;

•	2002 accruals for patient care liability costs were low due to aggregate limits on our insurance policies in place for a portion of 2002. Such aggregate limits were reached during 2001 due to the sale of our Florida facilities; and

•	an increase in the actuarial projection of patient care liability claims.

      We adjust our accruals for prior policy-year patient care and workers’ compensation liabilities and our accrual of expected losses for the current year based primarily on actuarial studies conducted twice per year. Adjustments to premiums and other costs are recorded as incurred.

Income Taxes

      We recorded a provision for income taxes of $8.4 million for the year ended December 31, 2003, including $5.1 million from continuing operations and $3.3 million from discontinued operations, primarily related to state income taxes. We decreased our valuation allowance on our deferred tax assets by $30.1 million during 2003 to $169.1 million as of December 31, 2003. This valuation allowance is required under the guidance of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) due to our historical operating performance and our reported cumulative net losses. Our realization of the deferred tax benefits, primarily associated with our net operating losses, is dependent upon our achieving sufficient future pre-tax income. Under federal income tax regulations, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits. However, given the size of our pre-tax losses in prior years, a valuation allowance was considered to be appropriate under the more stringent accounting standards for the realization of these deferred tax benefits, which is contingent upon future income in the near term.

      At December 31, 2003, for income tax purposes, we had federal net operating loss carryforwards of $93.2 million which expire in years 2018 through 2023; general business tax credit carryforwards of $37.7 million which expire in years 2006 through 2023; and alternative minimum tax credit carryforwards of $21.3 million which do not expire. Future tax benefits associated with these carryforwards are not recorded in our 2003 and 2002 consolidated financial statements as a result of the valuation allowance recorded in 2001.

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities, clinics and other assets during the year ended December 31, 2003, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the consolidated statements of operations. A summary of discontinued operations by operating segment for the years ended December 31 is as follows (in thousands):

	2003				2002

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Revenues(1)	$18,550	$19,533	$321,821	$359,904	$86,109	$19,852	$454,962	$560,923

Operating income (loss)(1)(2)	$749	$(2,295)	$(546)	$(2,092)	$810	$(31,163)	$28,721	$(1,632)
Gain (loss) on sales and exit costs	11,120	1,557	67,113	79,790	(1,001)	(1,257)	(114)	(2,372)
Impairments and other unusual items(3)	—	(540)	(16,823)	(17,363)	230	(4,239)	(24,076)	(28,085)

Pre-tax income (loss)	$11,869	$(1,278)	$49,744	60,335	$39	$(36,659)	$4,531	(32,089)

Provision for state income taxes				3,336				—

Discontinued operations, net of taxes				$56,999				$(32,089)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. MK Medical was part of our Home Care segment.

(2)	Includes net interest expense of $2.2 million and $3.5 million for 2003 and 2002, respectively. Also includes depreciation and amortization of $9.8 million and $22.5 million for 2003 and 2002, respectively.

(3)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on divested nursing facilities. Includes an accrual of $1.0 million in 2002 for legal and related fees associated with the MK Medical estimated overpayment issue, and asset impairment charges related to certain nursing facilities and our MK Medical business unit.

     We recognized net gains on sales of $67.1 million in discontinued operations related to divestitures of 80 nursing facilities and seven assisted living centers during the year ended December 31, 2003. During 2002, we recognized asset impairment charges on 35 of these divested facilities, amounting to $24.1 million. These impairments were precipitated by an estimated decline in future cash flows, primarily associated with Medicare funding reductions. Of the 35 divested nursing facilities that incurred impairment charges in 2002, we recognized net losses on sales of $5.3 million.

Cumulative Effect of Accounting Change

      See “2002 Compared to 2001” for a discussion of the cumulative effect of a change in accounting for goodwill recorded in 2002 as a result of adopting SFAS No. 142. In accordance with SFAS No. 142, we completed our annual impairment assessment of all of our indefinite-lived intangible assets, including goodwill, as of October 1, 2003 with no additional impairment identified.

2002 Compared to 2001

Results of Operations — Continuing Operations

      We reported a net loss from continuing operations of $36.8 million for the year ended December 31, 2002, compared to a net loss from continuing operations of $275.0 million for the year ended December 31, 2001. The net loss from continuing operations for 2002 included special pre-tax charges totaling $74.5 million, including:

•	$55.4 million for asset impairments, workforce reductions and other unusual items;

•	$22.2 million for the Florida insurance reserve adjustment (See “Costs and Expenses”);

•	$6.3 million for the California investigation settlement and related costs;

•	partially offset by a decrease of $9.4 million in reserves established in conjunction with previous settlements of federal government investigations.

      The $55.4 million for asset impairments, workforce reductions and other unusual items includes the following:

•	$50.5 million write-down of property and equipment on certain assets of the Nursing Facilities segment;

•	$8.5 million of workforce reductions (see below); and

•	$3.0 million adjustment to asset impairments and approximately $600,000 reversal of workforce reduction charges recorded in 2001, which were no longer needed.

      The net loss from continuing operations for 2001 included special pre-tax charges totaling $261.8 million, primarily including $158.0 million for asset impairments and exit costs, $24.2 million for workforce reductions and $77.5 million related to a settlement with the federal government to resolve open reimbursement issues under the former cost-reimbursement system for Medicare. The asset impairment and exit costs, which are included in the consolidated statements of operations caption “Asset impairments, workforce reductions and other unusual items,” relate to:

•	$75.1 million write-down of Florida facilities and $55.1 million of Florida exit and other costs related to a formal plan initiated by management to pursue the sale of our nursing facility operations in Florida. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-down of goodwill of $7.4 million, property, equipment and other intangible assets of $300,000 and recording of closing and other costs of $2.8 million on under-performing Home Care businesses. These assets were included in the total assets of the Home Care segment as of December 31, 2001;

•	write-down of property and equipment of $5.6 million, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-off of abandoned projects and investments totaling $7.8 million; and

•	$3.3 million related to the termination of a lease in Indiana and the write-off of the net book value of the related assets.

      We recorded a special pre-tax charge of $8.5 million during 2002 for workforce reductions which were primarily the result of a continuing operational reorganization required to support the implementation of our three-year strategic plan. During 2002, we notified 133 employees that their positions would be eliminated. The charge included the following:

•	$8.0 million of cash expenses, $2.8 million and $4.1 million of which was paid during the years ended December 31, 2003 and 2002, respectively; and

•	non-cash expenses of approximately $500,000 related to the issuance of 124,212 shares under our Stock Grant Plan.

      We estimate the annual cost savings of this operational reorganization to be approximately $11.2 million.

      During 2001, we recorded special pre-tax charges totaling $24.2 million for workforce reductions and related costs, of which $23.1 million related to severance and other employment agreements for approximately 240 employees who were notified in 2001 that their positions would be eliminated, including:

•	$18.0 million of cash expenses, $271,000, $4.9 million and $11.3 million of which was paid during the years ended December 31, 2003, 2002 and 2001, respectively;

•	non-cash expenses of $4.5 million related to the issuance of 545,542 shares under the Stock Grant Plan; and

•	non-cash expenses of $600,000 related to other long-term incentive agreements.

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

      On February 4, 2002, we made a settlement offer to the federal government to resolve open reimbursement issues under the former cost-reimbursement system for Medicare. For accounting purposes, this settlement offer was required to be recorded in our operating results for the year ended December 31, 2001, and resulted in a pre-tax charge of $77.5 million which is included in the caption “Special charges and adjustment related to settlements of federal government investigations.” This charge included a $35.0 million cash settlement and the write-off of $81.5 million of related cost report receivables, offset by a $39.0 million reserve established in 1999 for related issues. This matter was settled with CMS in the fourth quarter of 2002, and required no increase in accruals previously recorded.

Revenues

      We reported revenues of $1,958.5 million during the year ended December 31, 2002, compared to $2,144.5 million for the same period in 2001. Approximately 95% and 97% of our revenues for each of the years ended December 31, 2002 and 2001, respectively, were derived from services provided by our Nursing

Facilities segment. The decrease in revenues of $186.0 million for the year ended December 31, 2002, as compared to the same period in 2001, consists of the following:

•	a decrease of $321.2 million due to dispositions, primarily related to our Florida facilities;

•	partially offset by an increase of $96.5 million from facilities we operated during each of the years ended December 31, 2002 and 2001 (“same facility operations”);

•	an increase of $35.6 million from growth in AEGIS’ external therapy business; and

•	an increase of $3.1 million due to acquisitions and openings of newly-constructed facilities.

      The increase in revenues of $96.5 million from same facility operations for the year ended December 31, 2002, as compared to the same period in 2001, was primarily due to the following:

•	$68.2 million due to an increase in Medicaid, Medicare and private payment rates;

•	$8.3 million due to an increase in Medicare Part B revenues;

•	$16.2 million due to a positive shift in our patient mix;

•	partially offset by a decrease of $14.1 million due to a decline in same facility census.

Costs and Expenses

      We reported costs and expenses of $1,932.9 million during the year ended December 31, 2002, compared to $2,287.9 million for the same period in 2001. Excluding special pre-tax charges of $74.5 million in 2002 and $261.8 in 2001, discussed above, our costs and expenses decreased $167.7 million, consisting of the following:

•	a decrease of $272.0 million due to dispositions primarily related to our Florida facilities;

•	partially offset by an increase of $96.9 million in same facility operations; and

•	an increase of $7.4 million due to acquisitions and openings of newly constructed facilities.

      The increase in costs and expenses of $96.9 million from same facility operations for the year ended December 31, 2002, as compared to the same period in 2001, was due primarily to the following:

•	$29.8 million of additional wages and related expenses, primarily due to an increase in our weighted average wage rate and an increase in nursing hours per patient day;

•	$28.0 million additional provision for reserves on accounts and notes receivable;

•	$20.5 million due to an increase in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment; and

•	$11.5 million increase in our provision for insurance and related claims, as discussed below.

      Our provision for insurance and related items increased in 2002 over 2001 primarily due to rising patient care liability costs. Based on the results of our 2002 mid-year actuarial study completed in mid-July, we recorded a pre-tax charge of $43.3 million to increase our reserves for prior policy year patient care liability costs, including $22.2 million related to our previously operated Florida facilities and $21.1 million related to same facility operations.

Interest Income and Expense

      Interest income increased to $4.7 million for the year ended December 31, 2002, as compared to $2.9 million for the same period in 2001 primarily due to certain notes receivable accepted as partial consideration for the sale of our Florida facilities. Interest expense decreased to $63.2 million for the year ended December 31, 2002, as compared to $75.0 million for the same period in 2001. This was primarily due to the reduction of debt using the net proceeds from the sale of our Florida facilities in January 2002.

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

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities, clinics and other assets during the year ended December 31, 2003, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the consolidated statements of operations. A summary of the discontinued operations by operating segment for the years ended December 31 is as follows (in thousands):

	2002				2001

			Nursing				Nursing
	Matrix	Home Care	Facilities	Total	Matrix	Home Care	Facilities	Total

Revenues(1)	$86,109	$19,852	$454,962	$560,923	$90,907	$51,874	$444,830	$587,611

Operating income (loss)(1)(2)	$810	$(31,163)	$28,721	$(1,632)	$(8,652)	$(13,218)	$50,357	$28,487
Loss on sales and exit costs	(1,001)	(1,257)	(114)	(2,372)	—	—	—	—
Impairments and other unusual items(3)	230	(4,239)	(24,076)	(28,085)	(32,482)	(16,897)	(4,423)	(53,802)

Pre-tax income (loss)	$39	$(36,659)	$4,531	(32,089)	$(41,134)	$(30,115)	$45,934	(25,315)

Provision for income taxes				—				1,243

Discontinued operations, net of taxes				$(32,089)				$(26,558)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. MK Medical was part of our Home Care segment.

(2)	Includes net interest expense of $3.5 million and $4.2 million for 2002 and 2001, respectively and depreciation and amortization of $22.5 million and $25.4 million for 2002 and 2001, respectively.

(3)	Includes an accrual of $1.0 million in 2002 for legal and related fees associated with the MK Medical estimated overpayment issue, and asset impairment charges in 2002 and 2001 related to certain nursing facilities, our former Matrix segment and our MK Medical business unit.

Cumulative Effect of Accounting Change

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. With respect to our goodwill and intangible assets, SFAS No. 142 was effective for us beginning January 1, 2002. For 2001, our goodwill and operating rights amortization was $3.9 million and $252,000, respectively, net of income taxes, or $0.04 per share diluted.

      We completed the impairment assessment of our indefinite-lived intangible assets, other than goodwill, during the first quarter of 2002, with no impairment identified. SFAS No. 142 described a two-step process for testing goodwill for impairment. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Upon completion of the first step of the goodwill impairment test for all of our reporting units, results indicated that goodwill appeared to be impaired for our former Matrix and Home Care Services — Care Focus reporting units. We subjected the goodwill at these reporting units to step two under SFAS No. 142.

      We engaged a qualified, independent third-party to determine the estimated fair value of these two reporting units. Their valuation was completed during the fourth quarter of 2002, and the resulting impairment losses amounted to $70.6 million for Matrix and $6.6 million for Home Care Services — Care Focus. As required by SFAS No. 142, these impairment losses were recorded in the 2002 consolidated statement of operations as the cumulative effect of a change in accounting for goodwill as of January 1, 2002.

Liquidity and Capital Resources

      At December 31, 2003, we had $258.8 million in cash and cash equivalents. We anticipate $29.9 million of this cash balance, while not legally restricted, will be utilized primarily to fund certain general and professional liabilities and workers’ compensation claims and expenses. At December 31, 2003, we had $33.7 million of unused commitments under our $75.0 million revolving credit facility, with utilization being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. At December 31, 2003, we had positive working capital of $101.5 million reflected on our consolidated balance sheet. Our cash flows consisted of the following for the years ended December 31 (in thousands):

	2003	2002	2001

Net cash provided by operating activities	$69,861	$116,633	$220,897
Net cash provided by (used for) investing activities	219,188	62,335	(86,654)
Net cash used for financing activities	(145,679)	(152,866)	(70,808)

Net increase in cash and cash equivalents	$143,370	$26,102	$63,435

      The decrease in net cash provided by operating activities of $46.8 million in 2003 from 2002 was primarily related to a reduction in Medicare funding, an increase in our insurance and related payments, as well as a decrease in our incremental cash collections on patient accounts receivable. Our Nursing Facilities patient accounts receivable have continued to decline throughout 2003 and our cash collections on these accounts receivable continue to be in line with, or ahead of, our generated revenues. However, during 2002 our cash collections were significantly higher than our generated revenues due to collections of old patient balances. Having substantially completed these collection efforts during 2002, our incremental cash collections returned to a more normalized amount in 2003. In addition, our patient accounts receivable increased during 2003 due to certain Medicaid rate increases for which we will not receive payment until 2004. These factors have resulted in a year over year decline in the cash generated from accounts receivable.

      In 2002, we completed a full evaluation of our nursing facility portfolio, which included the identification of non-strategic facilities and facilities that account for a disproportionately high share of projected patient care liability costs. As a result of this analysis, we have divested a significant portion of our nursing facility capacity. During the year ended December 31, 2003, we sold, closed or terminated the leases on 81 nursing facilities, seven assisted living centers, and one managed facility, of which 72 nursing facilities and six assisted living centers were part of this divestiture strategy. We received net cash proceeds of $275.0 million from the sales of these nursing facilities, our former Matrix outpatient therapy clinics and managed care network, certain assets of our Home Care segment and other assets. These net proceeds were primarily used to:

•	repay approximately $84.0 million of long-term debt;

•	pay off $69.5 million of off-balance sheet lease financing;

•	fund capital expenditures totaling $44.0 million; and

•	increase our cash on hand.

      During October 2003, we entered into a new $210.0 million senior credit facility (the “Credit Facility”). The Credit Facility consists of a five-year $135.0 million term loan facility and a four-year $75.0 million revolving credit facility. The revolving credit facility will be available for general corporate purposes and up to $55.0 million for the issuance of letters of credit. The term loan facility is fully drawn and we are utilizing $41.3 million of the revolving credit facility for letters of credit. The Credit Facility currently bears interest at the prime lending rate plus 2.25%, or the Eurodollar rate plus 3.25%, at our option. The Credit Facility is secured by mortgages on certain nursing facilities, has a security interest in certain patient accounts receivable, is guaranteed by substantially all of our present and future subsidiaries and imposes on us certain financial tests and restrictive covenants.

      Concurrent with the Credit Facility transaction, we issued through a public offering $115.0 million of 2.75% convertible subordinated notes due 2033 (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment to all of our existing and future senior debt. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $7.45 per share, at the option of the holder when certain conditions are met prior to maturity. As of December 31, 2003, none of the conversion conditions had been met and therefore, the common shares into which the Convertible Notes may be converted were not included in the calculation of our diluted earnings per share. Assuming the Convertible Notes had been converted into shares of our common stock effective January 1, 2003, our unaudited pro forma diluted net income per share for the year ended December 31, 2003 would have been reduced by $0.09 per share to $0.66 per share diluted, based on a total number of shares outstanding of approximately 122,352,000.

      The net proceeds from these refinancing transactions were used as follows:

•	to redeem all $180.0 million of our outstanding 9% Senior Notes due 2006 and to pay the applicable premium of $2.7 million;

•	to redeem $31.0 million of our industrial development revenue and first mortgage bonds;

•	to repay $18.6 million of our mortgage obligations; and

•	to pay transaction fees and expenses and for general corporate purposes.

      These transactions enabled us to extend principal maturities, invest significantly more capital expenditures for future growth and reduce our weighted average interest rate by approximately two percentage points (or approximately $11.0 million in annual interest expense).

      In November 2003, the Board of Directors authorized a stock repurchase program whereby we may repurchase, from time to time on the open market, up to $20.0 million of our outstanding common stock, effective December 1, 2003 and remaining in effect for one year. As of December 31, 2003, no shares had been repurchased under this authorization and any such repurchases will occur during open trading windows, if at all.

      We currently have an off-balance sheet financing arrangement of $70.0 million Medium-Term Notes. These notes are obligations of BFC. According to the provisions of these notes, principal payments on these obligations begin in the second quarter of 2004. We expect these obligations will be paid off by the third quarter of 2004. Therefore, as of March 1, 2004, BFC will no longer purchase receivables from BHRS, but will only collect previously purchased receivables and use the proceeds to pay off the Medium-Term Notes and our investment. We expect the primary impacts on our consolidated balance sheet will be an increase in patient accounts receivable and an elimination of our investment in BFC.

      We expect the successful completion of our divestiture strategy, while resulting in a significant reduction in our revenues, will reduce our patient care liability costs, reduce outstanding debt and strengthen the nursing facility portfolio going forward. Over the next two years, we expect to continue the implementation of initiatives to improve our fundamental business processes and reduce costs by approximately $40.0 million throughout the organization. We can give no assurance that we will be able to execute the divestiture strategy in a timely manner at fair values or that we will be able to reduce costs to achieve our stated objective within the time period projected.

      We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $13.4 million, to make capital additions and improvements of approximately $80.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, to repurchase shares of our common stock and to meet working capital requirements for the twelve months ending December 31, 2004. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

Obligations and Commitments

      A summary of our long-term contractual obligations and commitments in future years as of December 31, 2003, including principal and interest, is shown below (in thousands):

	Payments Due by Period

	Total	2004	2005-2006	2007-2008	After 2008

Contractual obligations:
Long-term debt(a)	$854,131	$50,722	$101,288	$226,920	$475,201
Capital lease obligations	7,626	887	1,215	901	4,623
Operating leases	134,002	43,504	50,201	20,164	20,133
Federal government settlement obligations	73,894	18,125	36,250	19,519	—
Data processing agreement	8,073	2,437	4,874	762	—

Total contractual obligations	$1,077,726	$115,675	$193,828	$268,266	$499,957

	Total	Amount of Commitment Expiration Per Period
	Amounts
	Committed	2004	2005-2006	2007-2008	After 2008

Other commercial commitments:
Letters of credit	$41,266	$41,266	$—	$—	$—
Guarantees	13,083	345	—	2,508	10,230
Other commercial commitments	403	403	—	—	—

Total commercial commitments	$54,752	$42,014	$—	$2,508	$10,230

(a)	For variable-rate debt, we estimated future interest payments based on published forward yield curve analyses.

     These obligations and commitments do not include $70.0 million of Medium-Term Notes due March 2005, which are off-balance sheet obligations of BFC. (See Item 8 — Note 1.)

      As of December 31, 2003, we have off-balance sheet debt guarantees of $13.1 million that primarily arose from our sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities, and the underlying leases have $36.0 million of minimum rental commitments remaining through the initial lease terms, with the latest termination date being February 2019. We have recorded approximately $531,000, included in “Other accrued liabilities” on the consolidated balance sheet, as the estimated fair value of 2003 guarantees, in accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

      During 2003, we acquired six leased properties (649 beds) and our corporate office building, which had been subject to our off-balance sheet lease arrangement, for cash of $69.5 million. These acquisitions were in accordance with the 2003 amendments to our former senior credit facility and our off-balance sheet lease arrangement. These acquisitions were primarily funded with the proceeds from the sale of nursing facilities, outpatient therapy clinics and Care Focus.

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

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003	2002

	(Dollars in thousands)
Total long-term debt(1):
Fixed rate	$11,743	$11,786	$9,567	$15,423	$8,994	$371,914	$429,427	$503,923	$578,282
Average interest rate	7.53%	7.53%	7.55%	7.55%	7.55%	7.55%
Variable rate	$1,611	$1,635	$1,663	$33,759	$97,581	$551	$136,800	$136,800	$7,375
Average interest rate	4.43%	5.54%	6.64%	7.46%	8.04%	7.83%
Total notes receivable:
Fixed rate	$14,378	$650	$402	$13,766	$291	$3,299	$32,786	$27,459	$24,548
Average interest rate	10.88%	8.39%	9.16%	9.98%	9.07%	8.71%
Variable rate	$37	$39	$41	$43	$46	$208	$414	$414	$449
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Off-balance sheet obligations (2):
Variable rate	$70,000	$—	$—	$—	$—	$—	$70,000	$70,000	$139,456
Average interest	1.87%	—	—	—	—	—

(1)	See Item 8-Note 9 for a discussion of our 2003 refinancing. For variable-rate debt, we estimated future interest payments based on published forward yield curve analyses.

(2)	Our off-balance sheet lease obligation of $69.5 million was satisfied in June 2003 when we acquired the remaining leased properties and our corporate office building, which had been subject to this arrangement.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Beverly Enterprises, Inc.

      We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

Little Rock, Arkansas

February 25, 2004

BEVERLY ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,

	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$258,815	$115,445
Accounts receivable — patient, less allowance for doubtful accounts: 2003 — $30,048; 2002 — $43,189	149,108	169,100
Accounts receivable — non-patient, less allowance for doubtful accounts: 2003 — $1,567; 2002 — $1,347	15,527	6,799
Notes receivable, less allowance for doubtful notes: 2003 — $3,336; 2002 — $6,038	13,724	10,388
Operating supplies	10,425	13,980
Assets held for sale	3,498	36,418
Investment in Beverly Funding Corporation	31,342	—
Prepaid expenses and other	33,377	23,577

Total current assets	515,816	375,707
Property and equipment, net	694,220	789,283
Other assets:
Goodwill, net	57,102	63,377
Other, less allowance for doubtful accounts and notes: 2003 — $2,120; 2002 — $1,853	79,283	121,528

Total other assets	136,385	184,905

	$1,346,421	$1,349,895

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$67,572	$65,546
Accrued wages and related liabilities	116,717	98,206
Accrued interest	6,896	12,783
General and professional liabilities	93,736	77,025
Federal government settlement obligations	13,125	11,915
Liabilities held for sale	672	3,239
Other accrued liabilities	102,289	107,241
Current portion of long-term debt	13,354	41,463

Total current liabilities	414,361	417,418
Long-term debt	552,873	588,714
Other liabilities and deferred items	141,001	190,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2003 — 115,594,806; 2002 — 113,249,341	11,559	11,325
Additional paid-in capital	895,950	891,782
Accumulated deficit	(560,825)	(641,293)
Accumulated other comprehensive income	—	517
Treasury stock, at cost: 2003 — 8,283,316; 2002 — 8,391,546	(108,498)	(108,859)

Total stockholders’ equity	238,186	153,472

	$1,346,421	$1,349,895

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Revenues	$1,996,981	$1,958,544	$2,144,489
Costs and expenses:
Wages and related	1,189,177	1,179,046	1,310,269
Provision for insurance and related items	126,690	94,268	82,784
Other operating and administrative	529,920	518,698	565,454
Depreciation and amortization	59,878	66,422	67,589
Florida insurance reserve adjustment	—	22,179	—
Special charge and adjustment related to California investigation settlement	(925)	6,300	—
Special charge and adjustment related to settlements of federal government investigations	—	(9,441)	77,495
Asset impairments, workforce reductions and other unusual items	5,596	55,432	184,300

Total costs and expenses	1,910,336	1,932,904	2,287,891

Income (loss) before other income (expenses)	86,645	25,640	(143,402)
Other income (expenses):
Interest expense	(63,904)	(63,226)	(75,036)
Costs related to early extinguishments of debt	(6,634)	—	—
Interest income	5,365	4,692	2,917
Net gains on dispositions	422	2,149	696
Gains on sales of equity investments	6,686	—	256

Total other expenses, net	(58,065)	(56,385)	(71,167)

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	28,580	(30,745)	(214,569)
Provision for income taxes	5,111	6,085	60,145

Income (loss) before discontinued operations and cumulative effect of change in accounting for goodwill	23,469	(36,830)	(274,714)
Discontinued operations, net of taxes: 2003 — $3,336; 2002 — $0; 2001 — $1,243	56,999	(32,089)	(26,558)
Cumulative effect of change in accounting for goodwill, net of income taxes of $0	—	(77,171)	—

Net income (loss)	$80,468	$(146,090)	$(301,272)

Net income (loss) per share of common stock:
Basic and diluted:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.22	$(0.35)	$(2.64)
Discontinued operations, net of taxes	0.53	(0.30)	(0.26)
Cumulative effect of change in accounting for goodwill, net of taxes	—	(0.74)	—

Net income (loss) per share of common stock	$0.75	$(1.39)	$(2.90)

Shares used to compute basic net income (loss) per share	106,582	104,726	104,037

Shares used to compute diluted net income (loss) per share	106,920	104,726	104,037

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Accumulated	Income	Treasury
	Stock	Capital	Deficit	(Loss)	Stock	Total

Balances at January 1, 2001	$11,282	$876,981	$(193,931)	$718	$(111,057)	$583,993
Employee stock transactions related to 5,495 shares of common stock, net	(1)	8,456	—	—	—	8,455
Reissuance of 545,542 shares of common stock from treasury	—	2,231	—	—	1,779	4,010
Comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit of $222	—	—	—	(330)	—	(330)
Unrealized gains on securities, net of income taxes of $1,104	—	—	—	1,641	—	1,641
Net loss	—	—	(301,272)	—	—	(301,272)

Total comprehensive loss						(299,961)

Balances at December 31, 2001	11,281	887,668	(495,203)	2,029	(109,278)	296,497
Employee stock transactions related to 436,038 shares of common stock, net	44	3,680	—	—	—	3,724
Reissuance of 124,212 shares of common stock from treasury	—	434	—	—	419	853
Comprehensive loss:
Unrealized losses on securities, net of income taxes of $0	—	—	—	(1,464)	—	(1,464)
Foreign currency translation adjustments, net of income taxes of $0	—	—	—	(48)	—	(48)
Net loss	—	—	(146,090)	—	—	(146,090)

Total comprehensive loss						(147,602)

Balances at December 31, 2002	11,325	891,782	(641,293)	517	(108,859)	153,472
Employee stock transactions related to 2,345,465 shares of common stock, net	234	4,274	—	—	—	4,508
Reissuance of 108,230 shares of common stock from treasury	—	(106)	—	—	361	255
Comprehensive income (loss):
Gains reclassified into earnings from other comprehensive income, net of income taxes of $589	—	—	—	(512)	—	(512)
Foreign currency translation adjustments, net of income taxes of $0	—	—	—	(5)	—	(5)
Net income	—	—	80,468	—	—	80,468

Total comprehensive income						79,951

Balances at December 31, 2003	$11,559	$895,950	$(560,825)	$—	$(108,498)	$238,186

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$80,468	$(146,090)	$(301,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, including discontinued operations:
Depreciation and amortization	69,663	88,943	93,001
Provision for reserves on patient, notes and other receivables, net	21,605	55,570	44,251
Amortization of deferred financing costs	4,474	3,096	4,051
Florida insurance reserve adjustment	—	22,179	—
Special charge and adjustment related to California investigation settlement	(925)	6,300	—
Special charge and adjustment related to settlements of federal government investigations	—	(9,441)	77,495
Asset impairments, workforce reductions and other unusual items	7,459	85,773	238,102
Costs related to early extinguishments of debt	6,634	—	—
Cumulative effect of change in accounting for goodwill	—	77,171	—
Gains on dispositions of facilities and other assets, net	(81,508)	(1,855)	(568)
Deferred income taxes	—	—	54,901
Insurance related accounts	(32,727)	8,411	11,830
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable — patient	(13,968)	7,896	(3,523)
Operating supplies	1,467	3,081	567
Prepaid expenses and other receivables	(2,502)	988	728
Accounts payable and other accrued expenses	117	(85,335)	8,846
Income taxes payable	16,103	9,790	188
Other, net	(6,499)	(9,844)	(7,700)

Total adjustments	(10,607)	262,723	522,169

Net cash provided by operating activities	69,861	116,633	220,897
Cash flows from investing activities:
Capital expenditures	(43,984)	(100,103)	(89,401)
Proceeds from dispositions of facilities and other assets, net	275,039	169,471	20,795
Collections on notes receivable	8,689	1,616	238
Payments for designated funds, net	(5,183)	(260)	(8,950)
Other, net	(15,373)	(8,389)	(9,336)

Net cash provided by (used for) investing activities	219,188	62,335	(86,654)
Cash flows from financing activities:
Revolver borrowings	—	—	442,000
Repayments of revolver borrowings	—	—	(606,000)
Proceeds from issuance of long-term debt	250,000	5,000	205,248
Repayments of long-term debt	(313,352)	(116,496)	(106,150)
Repayments of off-balance sheet financing	(69,456)	(42,901)	—
Proceeds from exercise of stock options	1,108	1,699	3,648
Deferred financing and other costs	(13,979)	(168)	(9,554)

Net cash used for financing activities	(145,679)	(152,866)	(70,808)

Net increase in cash and cash equivalents	143,370	26,102	63,435
Cash and cash equivalents at beginning of year	115,445	89,343	25,908

Cash and cash equivalents at end of year	$258,815	$115,445	$89,343

Supplemental schedule of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$67,710	$65,658	$76,358
Income tax payments (refunds), net	(7,656)	(3,705)	6,299

See accompanying notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies

Basis of Presentation

      References herein to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries.

      On December 31, 2003, we operated 373 nursing facilities, 20 assisted living centers, 23 hospice and home care centers and 10 outpatient clinics in 26 states and the District of Columbia. Our operations also include rehabilitation therapy services in 36 states and the District of Columbia. Our consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the 2003 financial statement presentation. Assets and liabilities held for sale are reported based on their status as of the balance sheet date.

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

Property and Equipment, Net

      Property and equipment is stated at the lower of carrying value or fair value, or where appropriate, the present value of the related capital lease obligations less accumulated amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

Intangible Assets

      Following is a summary of our goodwill and other indefinite-lived intangible assets, included in “Other assets,” and related accumulated amortization, at December 31 (in thousands):

			Accumulated
	Cost Basis		Amortization		Carrying Value

	2003	2002	2003	2002	2003	2002

Goodwill	$78,609	$87,895	$21,507	$24,518	$57,102	$63,377
Other indefinite-lived intangible assets	9,546	11,368	4,547	5,376	4,999	5,992

	$88,155	$99,263	$26,054	$29,894	$62,101	$69,369

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies — (Continued)

      In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) was issued, which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives continue to be amortized over their estimated useful lives. With respect to our goodwill and intangible assets, SFAS No. 142 was effective for us beginning January 1, 2002. For 2001, our goodwill and operating rights amortization was $3.9 million and $252,000, respectively, net of income taxes, or $0.04 per share diluted.

      In accordance with this standard, we performed the initial screening for potential impairments of our indefinite-lived intangible assets by reporting unit as of January 1, 2002. We determined the estimated fair values of each reporting unit using discounted cash flow analyses, along with independent source data related to recent transactions. Based on this determination, we identified potential goodwill impairments at our former Matrix and Home Care Services — Care Focus reporting units.

      We engaged a qualified independent valuation group to determine the estimated fair values of each of these reporting units. Their valuation analysis was completed in the fourth quarter of 2002, and led to the recording of a cumulative effect of a change in accounting for goodwill of $77.2 million as of January 1, 2002, including $70.6 million for Matrix and $6.6 million for Care Focus. In accordance with SFAS No. 142, we test goodwill for impairment on an annual basis as of October 1 for each of our reporting units. We also test goodwill for impairment, between annual tests, if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the October 1, 2003 and 2002 analyses, no additional impairments of goodwill or other indefinite-lived intangibles were identified.

      Following is a summary of our finite-lived intangible assets and related accumulated amortization, by major classification, which are included in “Other assets” at December 31 (in thousands):

			Accumulated
	Cost Basis		Amortization		Carrying Value

	2003	2002	2003	2002	2003	2002

Operating rights and licenses	$1,801	$2,161	$203	$114	$1,598	$2,047
Leasehold interests	439	2,134	389	2,053	50	81

	$2,240	$4,295	$592	$2,167	$1,648	$2,128

      The weighted-average amortization period for these intangibles is approximately 15 years, including 16 years for operating rights and licenses and 6 years for leasehold interests. Amortization expense related to these intangibles for the years ended December 31, 2003, 2002 and 2001 was approximately $100,000, $300,000 and $400,000, respectively. Our estimated aggregate annual amortization expense for these intangibles for each of the next five years is approximately $100,000.

      On an ongoing basis, we review the carrying value of our finite-lived intangibles in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted and make any necessary adjustments. As of December 31, 2003, we do not believe there are any indications that the carrying values, or the useful lives, of these assets need to be adjusted. We have no residual values assigned to our finite-lived intangible assets.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies — (Continued)

Impairment of Long-Lived Assets

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite-lived intangibles). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”) and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 in 2002. Similar to SFAS No. 121, SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount. In accordance with SFAS No. 144, we assess the need for an impairment write-down when such indicators of impairment are present. (See Note 5.)

Discontinued Operations

      SFAS No. 144 also addresses the accounting for and disclosure of long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets certain criteria set forth in the Statement, including a commitment by the Company to a plan to sell the long-lived asset (disposal group) within one-year:

•	the long-lived asset (disposal group) will be measured and reported at the lower of its carrying value or fair value less costs to sell and classified as held for sale on the consolidated balance sheet; and

•	the related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the consolidated statement of operations, with all comparable periods restated.

      SFAS No. 144 also addresses the accounting for and disclosure surrounding the disposal of long-lived assets. Our consolidated statements of operations have been restated for all periods presented to report as discontinued operations 80 nursing facilities, seven assisted living centers, our Matrix outpatient therapy clinics, our Care Focus business unit and certain business units of our Home Care segment which were disposed of during the year ended December 31, 2003. At December 31, 2002, our former Matrix segment and our MK Medical business unit met the criteria set forth in SFAS No. 144 to be classified as held for sale and reported in discontinued operations. At December 31, 2003, the remaining assets and liabilities of our former Matrix segment are classified as held for sale. (See Note 6.)

Transfers of Financial Assets

      The Company has an agreement to sell, on an ongoing basis, certain of its patient accounts receivable through a revolving sales structure and retains servicing responsibilities for the transferred receivables. The Company accounts for the transfers of receivables as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the related patient accounts receivable are not included in our consolidated balance sheets.

      During 2003, 2002 and 2001, the Company, through its wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc. (“BHRS”), sold on a revolving basis certain Medicaid and Veterans Administration (“VA”) patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies — (Continued)

entity (“QSPE”), Beverly Funding Corporation (“BFC”) at a discount of 1%. These daily transactions constitute true sales of receivables for which BFC bears the risk of collection.

      Activities related to the revolving sales structure with BFC were as follows for the years ended December 31 (in thousands):

	2003	2002	2001

New receivables sold	$824,475	$867,772	$801,707
Cash collections remitted	830,457	857,731	818,168
Fees received for servicing	2,142	2,119	2,085
Loss on sale of receivables	(8,245)	(8,678)	(8,017)

      BHRS provides invoicing and collection services related to the receivables for a market-based servicing fee. BHRS recognizes a loss for the 1% discount at the time of sale which is included in “Other operating and administrative costs and expenses” and in “Net cash provided by operating activities” in our consolidated financial statements.

      BFC has $70.0 million of medium-term notes (the “Medium-Term Notes”), which are collateralized by outstanding Medicaid and VA patient accounts receivable purchased from BHRS. BFC is required to maintain receivables and/or a cash balance in excess of the outstanding balance of the Medium-Term Notes, based on a calculated formula in the Master Sale and Servicing Agreement. Based on ongoing reviews of BFC’s operations, the Company believes that BFC meets the criteria set forth in SFAS No. 140, and related interpretive guidance, to be a QSPE. Therefore, the assets and liabilities of BFC are not consolidated with Beverly Enterprises, Inc. At December 31, 2003, BFC had total assets of approximately $108.5 million, substantially all of which are pledged as collateral for the Medium-Term Notes. The assets of BFC cannot be used to satisfy claims of the Company or any of its subsidiaries. The Medium-Term Notes currently mature in March 2005; however, according to the provisions of the notes, principal payments on these obligations, calculated based on quarterly collections of the underlying receivables, begin in the second quarter of 2004. Based on current collection trends, it is expected that these obligations will be paid off during the third quarter of 2004.

      At December 31, 2003, our investment in BFC of $31.3 million has been recorded as a current asset in our consolidated balance sheet. The investment is recorded at its estimated fair value and is subject to periodic review for other than temporary impairment. The fair value is determined by discounting the expected future cash flows of the underlying receivables purchased and held by BFC at discount rates that reflect the projected payment terms and the credit risk of the receivables. We regularly update our fair value analysis for changes in timing and amount of expected future collections of the receivables. The carrying value of our investment is written down when the analysis indicates that the investment is other than temporarily impaired. Our total investments in BFC have been adjusted from their initial value of $35.0 million due to cumulative credit losses incurred by BFC associated with the purchased receivables since June 1999. We believe the carrying value of our asset will be fully realized upon the maturity and repayment of the Medium-Term Notes and collection of the excess receivables. We monitor this off-balance sheet obligation throughout the year and believe the obligation and any related assets should not be included in our consolidated financial statements under current generally accepted accounting principles.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies — (Continued)

Insurance

      We record our provisions for insurance based primarily on independent actuarial valuations using the most recent trends of claims, settlements and other relevant data. Premiums and other costs for our insurance programs are recorded as incurred. See Note 2 for a discussion of our insurance liabilities and related items.

Earnings Per Share

      The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Numerator:
Numerator for basic and diluted net income (loss) per share	$80,468	$(146,090)	$(301,272)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	106,582	104,726	104,037
Effect of dilutive securities:
Employee stock options	338	—	—

Denominator for diluted net income (loss) per share — weighted average shares and assumed conversions	106,920	104,726	104,037

Basic and diluted net income (loss) per share	$0.75	$(1.39)	$(2.90)

      Diluted earnings per share does not include the impact of 4.0 million, 8.9 million and 5.8 million of employee stock options outstanding for the years ended December 31, 2003, 2002 and 2001, respectively, because their effect would have been antidilutive.

Stock-Based Awards

      On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”) to require expanded disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements and allows companies to continue to use the intrinsic value method of APB 25.

      We continue to use the intrinsic value method to account for our stock options. Accordingly, we do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant. However, we recognize compensation expense for our restricted stock grants at the fair market value of our common stock on the date of grant over the respective vesting periods on a straight-line basis. See Note 11 for the pro forma effects on our reported net income (loss) and diluted net income (loss) per share if

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies — (Continued)

we recognized compensation expense on all stock-based awards using estimated fair values over the vesting periods and other disclosures required by SFAS No. 148.

Revenues

      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our revenues is derived from federal (Medicare) and state (Medicaid) medical assistance programs. Approximately 56% and 57% of our net patient accounts receivable at December 31, 2003 and 2002, respectively, are due from such programs. We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. See Note 4 for a discussion of a settlement with the federal government related to Medicare cost reimbursement issues and Note 10 for the estimated potential overpayment from government programs resulting from an internal investigation of our former MK Medical business unit. Excluding these items, changes in estimates related to third-party receivables resulted in an increase in revenues of approximately $8.7 million and $800,000 for the years ended December 31, 2003 and 2002, respectively, and a decrease in revenues of approximately $2.0 million for the year ended December 31, 2001.

      Compliance with laws and regulations governing the Medicare and Medicaid programs is subject to government review and interpretation, as well as significant regulatory action including fines, penalties and possible exclusion from the Medicare and Medicaid programs. In addition, under the Medicare program, if the federal government makes a formal demand for reimbursement, even related to contested items, payment must be made for those items before the provider is given an opportunity to appeal and resolve the issue.

Receivables and Concentration of Credit Risk

      We have significant accounts receivable and notes receivable whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicare and Medicaid. These receivables represent our only concentration of credit risk. We do not believe there are significant credit risks associated with these governmental programs. We believe that an adequate provision, based on historical experience, has been made for the possibility of a portion of these and other receivables becoming uncollectible and we continually monitor and adjust these allowances as necessary. In establishing our estimate of uncollectible accounts and notes, we consider our historical collection experience, the aging of the account, and the payor classification, as well as the collateral value for notes receivable. Private pay accounts usually represent our highest collectibility risk. We write-off uncollectible accounts and notes receivable after all collection efforts have been exhausted and we determine they will not be collected. Our allowance for doubtful accounts represented approximately 17% and 20% of patient accounts receivable at December 31, 2003 and 2002, respectively. Certain interest-bearing notes receivable are placed on a nonaccrual basis when uncertainty arises as to the collectibility of principal or interest. Notes receivable of $6.7 million and $9.5 million at December 31, 2003 and 2002, respectively, were on a nonaccrual basis and specific collectibility allowances of $3.7 million and $6.9 million, respectively, have been recorded on these nonaccrual notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies — (Continued)

Income Taxes

      We follow the liability method in accounting for income taxes. The liability method requires deferred tax assets and liabilities to be recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Due to uncertainties surrounding the generation of sufficient future income in the near term necessary to realize certain deferred tax benefits, primarily relating to net operating loss carryforwards, we have established a full valuation allowance on our net deferred tax assets. (See Note 12.)

Comprehensive Income (Loss)

      During the fourth quarter of 2003, we sold all of our holdings in a publicly traded equity security that was acquired in 1995 for gross proceeds of $8.5 million. This investment had been accounted for as available for sale, with all changes in fair value being recorded as comprehensive income. In conjunction with the sale of the investment, we reversed accumulated comprehensive income, net of income taxes, of $512,000 and recognized a pre-tax gain of $6.7 million. Comprehensive income (loss) for 2002 includes charges and credits to stockholders’ equity not included in net loss. Accumulated other comprehensive income, net of income taxes, of $517,000 at December 31, 2002, primarily consisted of net unrealized gains on available-for-sale securities of $512,000.

      During the year ended December 31, 2000, we transferred one of our equity securities from the available-for-sale category to the trading category. During 2001, this security was sold and we recognized a pre-tax gain of $256,000 included in “Gains on sales of equity investments” on the consolidated statements of operations.

2.	Insurance

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

      We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care and related services provided to date. These provisions are based primarily upon the results of independent actuarial valuations, prepared by actuaries with long-term care industry experience. These independent valuations are formally prepared twice a year using the most recent trends of claims, settlements and other relevant data. In addition to the actuarial estimate of retained losses, our provision for insurance includes accruals for insurance premiums and related costs for the coverage period and our estimate of any experience adjustments to premiums. The following table summarizes our provisions for insurance and related

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

2.	Insurance — (Continued)

items, including the Florida insurance reserve adjustment in 2002, for the years ended December 31 (in thousands):

	2003	2002	2001

General and professional liability:
Continuing operations	$68,526	$47,091	$39,389
Florida insurance reserve adjustment	—	22,179	—
Discontinued operations(1)	38,133	23,286	10,828

	$106,659	$92,556	$50,217

Workers’ compensation:
Continuing operations	$44,333	$39,264	$38,111
Discontinued operations	7,528	8,630	7,292

	$51,861	$47,894	$45,403

Other insurance:
Continuing operations	$13,831	$7,913	$5,284
Discontinued operations	524	808	657

	$14,355	$8,721	$5,941

Total provision for insurance and related items:
Continuing operations	$126,690	$94,268	$82,784
Florida insurance reserve adjustment	—	22,179	—
Discontinued operations(1)	46,185	32,724	18,777

	$172,875	$149,171	$101,561

(1)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on divested nursing facilities.

     Based on the results of the 2002 mid-year actuarial study, performed by our independent actuaries, we recorded a pre-tax charge of $43.3 million related to an increase in our reserves for prior policy year patient care liability costs, including $22.2 million attributable to our previously operated Florida facilities. We completed the sale of our Florida facilities in January 2002; however, we are liable for patient care liability claims and other costs for those facilities through the date of sale, subject to insurance.

      We insure certain of our auto liability, general liability, professional liability and workers’ compensation risks through various types of loss sensitive insurance policies with affiliated and unaffiliated insurance companies. For our general and professional liabilities, we are typically responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits for certain policy years. In several prior policy years, losses exceed our self-insurance aggregate limits. For claims relating to these years, our insurers have assumed a more significant role in handling the claims or related obligations and settlements. As a result, it is more difficult to estimate potential losses in these years. However, we expect any losses in those years to be covered by our insurers. The liabilities for incurred losses retained by Beverly and not covered by insurance are estimated by the independent actuaries and are discounted on our financial statements at 10% to their present value using actuarially determined loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

2.	Insurance — (Continued)

would have resulted in an additional pre-tax charge of approximately $1.8 million for the year ended December 31, 2003.

      The discounted insurance liabilities are included in the consolidated balance sheet captions as follows at December 31 (in thousands):

	2003	2002

Accrued wages and related liabilities	$2,528	$2,574
General and professional liabilities	93,736	77,025
Other accrued liabilities	10,678	8,142
Other liabilities and deferred items	52,954	102,418

	$159,896	$190,159

      On an undiscounted basis, total retained liabilities as of December 31, 2003 and 2002 were approximately $203.7 million and $224.2 million, respectively. As of December 31, 2003, approximately $11.8 million in funds (the “Beverly Indemnity funds”) are restricted for the payment of insured claims and included in “Prepaid expenses and other” on our consolidated balance sheet. In addition, we anticipate that approximately $29.9 million of our existing cash at December 31, 2003, while not legally restricted, will be utilized primarily to fund certain workers’ compensation, general and professional liability claims and expenses. We do not expect to use this cash for other purposes.

3.	California Investigation Settlement and Related Costs

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

      A Permanent Injunction (“Permanent Injunction”) was entered requiring nursing facilities in California, operated by subsidiaries of the Company, to comply with all applicable laws and regulations and conduct certain training and education programs. The Company recorded a pre-tax charge against earnings of $6.3 million during the second quarter of 2002 to reflect the terms of the settlement and related costs. During the second quarter of 2003, approximately $925,000 of the reserves related to this settlement were reversed when it was determined they were no longer required.

      Certain revisions were made to our Corporate Integrity Agreement in conjunction with the Permanent Injunction requiring:

•	additional training for clinical associates, contractors and agents who perform services in our California nursing facilities; and

•	hiring an independent quality monitor to assess the effectiveness, reliability and thoroughness of our quality care systems and our response to quality of care issues in our nursing facilities in California, Arizona, Hawaii and Washington. By December 31, 2003, we had divested all of our nursing facilities in Arizona and Washington and a substantial portion of our nursing facilities in California and Hawaii.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

4.	Special Charge and Adjustment Related to Settlements with the Federal Government

      Effective October 15, 2002, we entered into a settlement agreement with the Centers for Medicare and Medicaid Services (“CMS”), which resolved certain reimbursement issues relating to: (1) costs of services provided to Medicare patients during 1996 through 1998 under the federal government’s former cost-reimbursement system; (2) co-payments due from Medicare beneficiaries, who were also eligible for Medicaid, for the years 1996 through 2000; and (3) all outstanding issues from our Allocation Investigations (see Note 10). Under the terms of the settlement agreement, we paid CMS $35.0 million in November 2002.

      Because the issues related to this matter arose prior to December 31, 2001 and an offer to settle was made prior to releasing our 2001 consolidated financial statements, we reflected a pre-tax charge related to this matter of $77.5 million in our 2001 results of operations, including:

•	$35.0 million related to the cash payment to CMS, which was made in November 2002;

•	$81.5 million related to the write-off of Medicare cost report receivables for 1996 through 1998 and co-payment issues for 1999 and 2000;

•	partially offset by $39.0 million in reserves established in conjunction with the Allocation Investigations (see Note 10).

      In connection with the final settlement with CMS in 2002, we were able to revise the amount of legal fees and other costs we originally expected to incur in conjunction with these settlements. Accordingly, legal and related fees accrued for these matters in prior years were reduced by $9.4 million during 2002.

      The present value of our remaining obligation under the Civil Settlement Agreement (see Note 10) is included in the consolidated balance sheet captions as follows at December 31 (in thousands):

	2003	2002

Federal government settlement obligations	$13,125	$11,915
Other liabilities and deferred items	48,763	61,976

	$61,888	$73,891

5.	Asset Impairments, Workforce Reductions and Other Unusual Items

      We recorded pre-tax charges for asset impairments, workforce reductions and other unusual items as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Asset impairments	$2,076	$50,530	$101,166
Workforce reductions	2,507	7,869	24,236
Other unusual items, including exit costs	1,410	—	58,898
Adjustment of previously recorded charges	(397)	(2,967)	—

	$5,596	$55,432	$184,300

Asset Impairments

      During 2003, we recorded asset impairments of $2.1 million primarily related to the write-down of property and equipment on three nursing facilities included in the Nursing Facilities segment, utilizing the same method described below for 2002. These facilities had a history of operating losses with expected future losses and cash flow deficiencies.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

5.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

      During 2002, we recorded asset impairments of $50.5 million relating to the write-down of property and equipment on certain assets of the Nursing Facilities segment. The October 1, 2002 elimination of certain funding under the Medicare program affected the cash flows, and therefore the fair values, of each of our nursing facilities. This event led to an impairment assessment on each of our nursing facilities, including:

•	estimating the undiscounted cash flows to be generated by each of the facilities over the remaining life of the primary asset; and

•	reducing the carrying value of the asset to the estimated fair value when the total estimated undiscounted future cash flows was less than the current book value of the long-lived assets (excluding goodwill and other indefinite-lived intangible assets).

      In estimating the undiscounted cash flows for the 2002 impairment assessment, we primarily used our internally prepared budgets and forecast information, with certain probability adjustments, including, but not limited to, the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. In order to estimate the fair values of the nursing facilities, we used a discounted cash flow approach, supplemented by public resource information on valuations of nursing facility sales transactions by region of the country. Where the estimated undiscounted cash flows were negative, we estimated the fair values based on discounted public resource information, sales values or estimated salvage values. A substantial change in the estimated future cash flows for these facilities could materially change the estimated fair values of these assets, possibly resulting in an additional impairment.

      During 2001, we recorded asset impairments of $101.1 million, primarily including:

•	$75.1 million write-down of Florida facilities, as discussed below. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-down of goodwill of $7.4 million, and property, equipment, intangible and other assets of $1.3 million on under-performing Home Care businesses. These assets were included in the total assets of the Home Care segment as of December 31, 2001;

•	write-down of property and equipment of $5.6 million, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-off of abandoned projects and investments totaling $7.8 million; and

•	$3.3 million related to the termination of a lease in Indiana, including the write-off of net book value of the related assets.

      The asset impairment analyses on our under-performing units and facilities in 2001 included:

•	estimating the undiscounted cash flows to be generated by each unit or facility, primarily over the weighted average remaining life of the assets; and

•	reducing the carrying value of the assets to the estimated fair value when the total undiscounted cash flows was less than the carrying value of the unit or facility.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

5.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

Those cash flows were discounted at our weighted average cost of capital. A one percent change in the discount rate would not have had a material impact on the impairment calculations. Where the cash flows were negative, we estimated the fair values based on our knowledge of recent or pending sales of comparable businesses.

      During 2001, a formal plan was initiated by management to pursue the sale of our nursing home operations in Florida, which included 49 nursing facilities and four assisted living centers (the “Florida facilities”). The plan included the pursuit of the sale of one additional nursing facility in Florida and certain other assets which would be sold in separate transactions. The decision to sell these properties was made primarily due to the disproportionately high patient care liability costs that we had been incurring in the state of Florida. Accordingly, the property and equipment, identifiable intangibles and operating supplies of our Florida nursing home operations were considered assets held for sale. Management estimated the fair value less selling costs of such assets and took special pre-tax charges in 2001 totaling $75.1 million to write-down the Florida assets. Effective December 1, 2001, we entered into a lease agreement on the Florida facilities with Florida Health Care Properties and we closed the real estate sale in January 2002, with no further gain or loss. Annualized revenues for the Florida facilities were approximately $288.0 million. During the year ended December 31, 2001, our Florida nursing home operations recorded pre-tax income of approximately $600,000.

Workforce Reductions

      During 2003, we recorded $2.5 million for workforce reductions primarily relating to 67 associates who were notified during 2003 that their positions would be eliminated, and included the following:

•	$2.8 million of cash expenses, $1.8 million of which was paid during the year ended December 31, 2003; and

•	non-cash expenses of approximately $84,000 related to the issuance of 108,230 shares under our Stock Grant Plan (the “Stock Grant Plan”), less approximately $400,000 due to the cancellation of restricted stock.

      During 2002, we recorded $7.9 million for workforce reductions, which included a charge of approximately $8.5 million for 133 associates who were notified in 2002 that their positions would be eliminated, net of a $600,000 reversal of workforce reduction charges recorded in 2001 which were no longer needed. The $8.5 million pre-tax charges included the following:

•	$8.0 million of cash expenses, approximately $2.8 million and $4.1 million of which was paid during the years ended December 31, 2003 and 2002; and

•	non-cash expenses of $500,000 related to the issuance of 124,212 shares under our Stock Grant Plan.

      In January 2001, we implemented a new three-year strategic plan and operationally reorganized our business. As a result of this operational reorganization, we recorded special pre-tax charges totaling approximately $24.2 million during 2001. Approximately $23.1 million of these pre-tax charges related to severance and other employment agreements for approximately 240 associates who were notified in 2001 that their positions would be eliminated, including:

•	$18.0 million of cash expenses, approximately $271,000, $4.9 million and $11.3 million of which was paid during the years ended December 31, 2003, 2002 and 2001, respectively;

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

5.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

•	non-cash expenses of $4.5 million related to the issuance of 545,542 shares under our Stock Grant Plan; and

•	non-cash expenses of $600,000 related to other long-term incentive agreements.

Other Unusual Items

      During 2001, in conjunction with the sale of our Florida facilities, we recorded special pre-tax charges totaling $55.1 million for certain exit and other costs. These costs related to severance agreements, termination payments on certain contracts and various other items.

      The following table summarizes activity in our estimated workforce reduction and exit costs for the years ended December 31 (in thousands):

	2003		2002		2001

	Workforce		Workforce		Workforce
	Reductions	Exit Costs	Reductions	Exit Costs	Reductions	Exit Costs

Balance beginning of year	$5,418	$4,991	$7,631	$15,030	$4,151	$5,208
Charged to continuing operations	2,902	887	8,454	—	23,118	18,165
Charged to discontinued operations	—	24,828	—	2,633	—	—
Cash payments	(4,896)	(22,579)	(9,074)	(10,313)	(15,448)	(8,343)
Stock transactions	—	—	(1,008)	—	(4,158)	—
Reversals	(395)	(857)	(585)	(2,359)	(32)	—

Balance end of year	$3,029	$7,270	$5,418	$4,991	$7,631	$15,030

6.	Discontinued Operations

      During the fourth quarter of 2002, a formal plan was approved by our Board of Directors to pursue the sale of our Matrix segment and MK Medical business unit. The decision to sell these non-strategic assets was made primarily to allow us to further reduce our debt level and to reinvest in facilities, technology and other business opportunities consistent with our strategic objectives.

      During 2002, in accordance with SFAS No. 144, the assets and liabilities of our former Matrix segment, the assets of our MK Medical business unit, and certain non-strategic assets of our Nursing Facilities segment were reclassified to the corresponding “held for sale” asset and liability line items in the 2002 consolidated balance sheet. The outpatient therapy clinics and managed care network of Matrix, the MK Medical business unit, and certain non-strategic assets of our Nursing Facilities segment were sold during 2003. We continue to actively market the remaining Matrix assets and expect to dispose of them within the next six months.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

6.	Discontinued Operations — (Continued)

      A summary of the asset and liability line items from which the reclassifications have been made at December 31, is as follows (in thousands):

	2003	2002

			MK	Nursing
	Matrix	Matrix	Medical	Facilities	Total

Current assets	$2,042	$13,711	$923	$—	$14,634
Property and equipment, net	1,100	6,588	1,183	6,696	14,467
Goodwill	332	3,713	—	—	3,713
Other assets	24	3,531	73	—	3,604

Total assets held for sale	$3,498	$27,543	$2,179	$6,696	$36,418

Current liabilities held for sale	$672	$3,239	$—	$—	$3,239

      The following facilities, clinics and other assets disposed of during the year ended December 31, 2003, are reflected as discontinued operations in the accompanying consolidated statements of operations:

•	80 nursing facilities (9,468 beds), seven assisted living centers (278 units) and certain other assets for cash proceeds totaling approximately $223.8 million and a $4.0 million note receivable;

•	the outpatient rehabilitation clinic operations and the managed care network of our former Matrix segment for cash proceeds of $36.0 million; and

•	the Care Focus and MK Medical business units and certain other assets of our Home Care segment for cash proceeds totaling $11.0 million and a $1.0 million note receivable.

      The results of operations of disposed facilities, clinics and other assets during the year ended December 31, 2003, as well as the results of operations of the held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Also included in discontinued operations are losses on sales, additional impairments and exit costs relative to these facilities, clinics and other assets. A summary of the discontinued operations by operating segment for the years ended December 31 is as follows (in thousands):

	2003				2002

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Revenues(1)	$18,550	$19,533	$321,821	$359,904	$86,109	$19,852	$454,962	$560,923

Operating income (loss)(1)(2)	$749	$(2,295)	$(546)	$(2,092)	$810	$(31,163)	$28,721	$(1,632)
Gain (loss) on sales and exit costs	11,120	1,557	67,113	79,790	(1,001)	(1,257)	(114)	(2,372)
Impairments and other unusual items (3)	—	(540)	(16,823)	(17,363)	230	(4,239)	(24,076)	(28,085)

Pre-tax income (loss)	$11,869	$(1,278)	$49,744	60,335	$39	$(36,659)	$4,531	(32,089)

Provision for state income taxes				3,336				—

Discontinued operations, net of taxes				$56,999				$(32,089)

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

6.	Discontinued Operations — (Continued)

	2001

		Home	Nursing
	Matrix	Care	Facilities	Total

Revenues	$90,907	$51,874	$444,830	$587,611

Operating income (loss)(2)	$(8,652)	$(13,218)	$50,357	$28,487
Impairments and other unusual items(3)	(32,482)	(16,897)	(4,423)	(53,802)

Pre-tax income (loss)	$(41,134)	$(30,115)	$45,934	(25,315)

Provision for income taxes				1,243

Discontinued operations, net of taxes				$(26,558)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. MK Medical was part of our Home Care segment. (See Note 10.)

(2)	Includes net interest expense of $2.2 million, $3.5 million and $4.2 million for 2003, 2002 and 2001, respectively. Also includes depreciation and amortization of $9.8 million, $22.5 million and $25.4 million for 2003, 2002 and 2001, respectively.

(3)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on divested nursing facilities. Includes an accrual of $1.0 million in 2002 for legal and related fees associated with the MK Medical estimated overpayment issue, and asset impairment charges in 2002 and 2001 related to certain nursing facilities, our former Matrix segment and our MK Medical business unit.

     We recognized net gains on sales of $67.1 million related to divestitures of 80 nursing facilities and seven assisted living centers during the year ended December 31, 2003. During 2002, we recognized asset impairment charges on 35 of these divested facilities, amounting to $24.1 million. These impairments were precipitated by an estimated decline in future cash flows, primarily associated with Medicare funding reductions. Of the 35 divested nursing facilities that incurred impairment charges in 2002, we recognized net losses on sales of $5.3 million.

7.	Acquisitions and Dispositions

      During the year ended December 31, 2003, we acquired the remaining six leased properties (649 beds) and our corporate office building, which had been subject to our off-balance sheet lease arrangement, for cash of $69.5 million. These acquisitions were in accordance with amendments made in 2003 to our former credit facility and our off-balance sheet lease arrangement. The acquisitions were primarily funded with the proceeds from the sales of nursing facilities, our outpatient rehabilitation clinics and Care Focus. We also entered into an operating lease on a nursing facility (140 beds) and purchased certain other assets for cash of approximately $400,000 plus closing and other costs. Excluding discontinued operations during 2003 (see Note 6), we closed one nursing facility (94 beds), sold one non-operational nursing facility (120 beds) and certain other assets for $7.6 million, including cash and a $4.1 million note receivable. We recognized net pre-tax gains of $400,000 during the year ended December 31, 2003, included in “Net gains on dispositions” on the consolidated statements of operations, as a result of these disposal activities. These dispositions did not meet the criteria in SFAS No. 144 to be included in discontinued operations.

      During the year ended December 31, 2002, we sold, closed or terminated the leases on 69 nursing facilities (8,132 beds), four assisted living centers (315 units), four home care centers, 10 outpatient clinics and certain other assets for cash proceeds of approximately $170.9 million and notes receivable of approximately $21.7 million. In December 2001, we leased to another operator 49 nursing facilities (6,129 beds) and four assisted living centers, all of which were located in Florida (see Note 5). Excluding the Florida properties, which had been written down to net realizable value in 2001, we recognized net pre-tax gains of $2.1 million during the year ended December 31, 2002, included in “Net gains on dispositions” on the

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

7.	Acquisitions and Dispositions — (Continued)

consolidated statements of operations, as a result of these disposal activities. The majority of these disposed assets were classified as held for sale at December 31, 2001 and, therefore, did not meet the criteria for classification as discontinued operations.

      During the year ended December 31, 2001, we acquired one nursing facility (185 beds), eight previously leased nursing facilities (903 beds) and certain other assets for cash of approximately $3.7 million, assumed debt of approximately $18.4 million, security deposits of $200,000 and incurred closing and other costs of approximately $300,000. These acquisitions were accounted for as purchases. Also during such period, we sold, closed or terminated the leases on 18 nursing facilities (1,768 beds), one assisted living center (12 units), three outpatient therapy clinics, one home care center and certain other assets for cash proceeds of approximately $20.4 million and a note receivable of approximately $3.9 million. We did not operate three of the nursing facilities (355 beds) which had been leased to other nursing home operators. We recognized net pre-tax gains of $700,000 during the year ended December 31, 2001, included in “Net gains on dispositions” on the consolidated statements of operations, as a result of these dispositions. In addition, we terminated the lease on one nursing facility (223 beds) in Indiana and recorded a pre-tax charge of approximately $3.3 million which was included in the consolidated statements of operations caption “Asset impairments, workforce reductions and other unusual items.”

8.	Property and Equipment

      A summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 is as follows (in thousands):

	Total		Owned		Leased

	2003	2002	2003	2002	2003	2002

Land, buildings and improvements	$1,038,702	$1,153,084	$1,029,657	$1,138,054	$9,045	$15,030
Furniture and equipment	241,412	301,604	239,071	298,244	2,341	3,360
Construction in progress	8,091	6,974	8,091	6,974	—	—

	1,288,205	1,461,662	1,276,819	1,443,272	11,386	18,390
Less accumulated depreciation and amortization	593,985	672,379	585,995	659,746	7,990	12,633

	$694,220	$789,283	$690,824	$783,526	$3,396	$5,757

      We record depreciation and amortization using the straight-line method over the following estimated useful lives: land improvements — 5 to 15 years; buildings — 35 to 40 years; building improvements — 5 to 20 years; leasehold improvements — 5 to 20 years; furniture and equipment — 5 to 15 years. Capital leased assets are amortized over the remaining initial terms of the leases.

      Depreciation and amortization expense related to property and equipment, including the amortization of assets under capital lease obligations, for the years ended December 31, 2003, 2002 and 2001 was $61.9 million, $77.7 million and $76.3 million, respectively, including depreciation and amortization expense on discontinued operations of $9.5 million, $19.3 million and $17.9 million, respectively.

      Capitalized software costs of $53.4 million and $53.6 million at December 31, 2003 and 2002, respectively, net of accumulated amortization of $28.4 million and $30.8 million, respectively, are included in the accompanying consolidated balance sheet caption “Other assets.” Amortization expense related to

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

8.	Property and Equipment — (Continued)

capitalized software costs for the years ended December 31, 2003, 2002 and 2001 was $8.0 million, $10.3 million and $8.6 million, respectively, including amortization expense on discontinued operations of $305,000, $2.3 million and $1.8 million, respectively.

9.	Long-term Debt

      Long-term debt consists of the following at December 31 (in thousands):

	2003	2002

Revolving credit facility	$—	$—
9 5/8% Senior Notes due April 15, 2009, unsecured	200,000	200,000
9% Senior Notes due February 15, 2006, unsecured, prepaid December 1, 2003	—	180,000
Term Loan due October 22, 2008 secured by first priority liens on 79 nursing facilities (9,157 beds) with a carrying value of $190,816 at December 31, 2003	134,662	—
2.75% Convertible Subordinated Notes due November 1, 2033, unsecured	115,000	—
Notes and mortgages, less imputed interest; due in installments through the year 2031, at effective interest rates of 4.75% to 12.50%, a portion of which is secured by property, equipment and other assets with a carrying value of $85,416 at December 31, 2003	63,584	133,554
Industrial development revenue bonds, due in installments through the year 2013, at effective interest rates of 4.98% to 10.00%, a portion of which is secured by property and other assets with a carrying value of $58,475 at December 31, 2003	48,565	78,530
8.750% First Mortgage Bonds due July 1, 2008, prepaid November 26, 2003	—	11,041
8.625% First Mortgage Bonds due October 1, 2008, prepaid November 26, 2003	—	17,900

	561,811	621,025
Present value of capital lease obligations, less imputed interest: 2003 — $3,210; 2002 — $6,977; at effective interest rates of 6.62% to 13.89%	4,416	9,152

	566,227	630,177
Less amounts due within one year	13,354	41,463

	$552,873	$588,714

      During October 2003, we entered into a new $210.0 million senior credit facility (the “Credit Facility”). The Credit Facility consists of a five-year $135.0 million term loan facility and a four-year $75.0 million revolving credit facility. The revolving credit facility will be available for general corporate purposes and up to $55.0 million for the issuance of letters of credit. The term loan facility is fully drawn and we are utilizing $41.3 million of the revolving credit facility for letters of credit at December 31, 2003. The Credit Facility currently bears interest at the prime lending rate plus 2.25%, or the Eurodollar rate plus 3.25%, at our option. These rates may be adjusted quarterly based on the senior secured leverage ratio calculation. The revolving credit facility is secured by first priority liens on 79 nursing facilities (5,950 beds) with an aggregate carrying value of $111.3 million at December 31, 2003, has a security interest in certain patient accounts receivable, is

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

9.	Long-term Debt — (Continued)

guaranteed by substantially all of our present and future subsidiaries and imposes on us certain financial tests and restrictive covenants.

      Concurrent with the Credit Facility transaction, we issued through a public offering $115.0 million of 2.75% convertible subordinated notes due 2033 (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment to all of our existing and future senior debt. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $7.45 per share, at the option of the holder, if any of the following conditions are met:

•	during any fiscal quarter, if the market price of our common stock is at least $8.94 for at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter;

•	during the five business day period following any 10 consecutive trading day period in which (a) the trading price of a note for each day of such period is less than 105% of the conversion value and (b) the conversion value for each day of such period is less than 95% of the principal amount of a Convertible Note;

•	if we call the Convertible Notes for redemption; or

•	upon the occurrence of certain corporate transactions specified in the agreement.

      As of December 31, 2003, none of the conversion conditions had been met and, therefore, the common shares into which the Convertible Notes may be converted were not included in the calculation of our diluted earnings per share. Assuming the Convertible Notes had been converted into shares of our common stock effective January 1, 2003, our unaudited pro forma diluted net income per share for the year ended December 31, 2003, would have been reduced by $0.09 per share to $0.66 per share diluted, based on a total number of shares outstanding of approximately 122,352,000.

      The net proceeds from these transactions were used as follows:

•	to redeem all $180.0 million of our outstanding 9% Senior Notes due 2006 and to pay the applicable premium of $2.7 million;

•	to redeem $31.0 million of our industrial development revenue and first mortgage bonds;

•	to repay $18.6 million of our mortgage obligations; and

•	to pay transaction fees and expenses, and for general corporate purposes.

      The 9 5/8% Senior Notes are unsecured obligations guaranteed by substantially all of our present and future subsidiaries (the “Subsidiary Guarantors”) and impose on us certain restrictive covenants. Separate financial statements of the Subsidiary Guarantors are not considered to be material to holders of our Senior Notes since the guaranty of each of the Subsidiary Guarantors is joint and several and full and unconditional (except that liability thereunder is limited to an aggregate amount equal to the largest amount that would not render its obligations thereunder subject to avoidance under Section 548 of the Bankruptcy Code of 1978, as amended, or any comparable provisions of applicable state law), and Beverly Enterprises, Inc., the parent, has no operations or material assets separate from its investments in its subsidiaries.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

9.	Long-term Debt — (Continued)

      Maturities and sinking fund requirements of long-term debt, including capital leases, for the years ended December 31 are estimated as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Future minimum lease payments	$887	$712	$503	$461	$440	$4,623	$7,626
Less interest	(375)	(335)	(304)	(288)	(273)	(1,635)	(3,210)

Net present value of future minimum lease payments	512	377	199	173	167	2,988	4,416
Notes, mortgages and bonds	12,842	13,044	11,031	49,009	106,408	369,477	561,811

	$13,354	$13,421	$11,230	$49,182	$106,575	$372,465	$566,227

      Most of our capital leases, as well as our operating leases, have original terms from ten to fifteen years and contain at least one renewal option (which could extend the terms of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by us of real estate taxes, insurance and maintenance costs.

10.	Commitments and Contingencies

      Our future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2003, are estimated as follows (in thousands):

Year Ending
December 31,

2004	$43,504
2005	33,927
2006	16,274
2007	10,517
2008	9,647
Thereafter	20,133

$134,002

      Our total future minimum rental commitments are net of approximately $5.1 million of minimum sublease rental income due in the future under noncancelable subleases. The following table summarizes certain information relative to our operating leases, including operating leases for discontinued operations, for the years ended December 31 (in thousands):

	2003	2002	2001

Rent expense, net of sublease rent income	$70,132	$87,852	$106,814
Sublease rent income	1,143	2,036	2,248
Estimated contingent rent expense, based primarily on revenues	1,000	2,000	7,000

      Our management information systems data processing functions have been outsourced under an agreement which was renegotiated during 2002 and expires in 2007. Our future minimum commitments as of December 31, 2003, under this agreement are estimated as follows: 2004 — $2.4 million; 2005 — $2.4 million;

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

10. Commitments and Contingencies — (Continued)

2006 — $2.5 million; 2007 — $762,000. We incurred approximately $2.3 million, $2.9 million and $3.4 million under this agreement during the years ended December 31, 2003, 2002 and 2001, respectively.

      We are contingently liable for approximately $13.1 million of long-term debt maturing on various dates through 2019, as well as annual interest. These contingent liabilities principally arose from our sale of nursing facilities and assisted living centers. We operate two facilities related to approximately $2.8 million of the principal amount for which we are contingently liable, pursuant to long-term agreements accounted for as operating leases. We guarantee certain third-party operating leases. These guarantees arose from our dispositions of leased facilities and the underlying leases have approximately $36.0 million of minimum rental commitments remaining through the initial lease terms, with the latest termination date being February 2019. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we have recorded approximately $531,000, included in “Other accrued liabilities” on the consolidated balance sheet, as the estimated fair value of 2003 guarantees.

      In 2002, we notified federal and California healthcare regulatory authorities (CMS, Office of Inspector General (the “OIG”), the California Attorney General’s office and the California Department of Health) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our former medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date Beverly acquired the business unit. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we established a reserve in 2002, included in “Other accrued liabilities” on the consolidated balance sheets in the amount of $18.0 million to cover potential overpayments from government payors for the period from October 1, 1998 to 2002. We have advised regulatory authorities of the results of the accounting firm’s review. On September 15, 2003, we received a subpoena from the United States Attorney’s Office in Oakland, California, requesting the production of additional documents relating to MK Medical’s operations and our review of MK Medical’s claims. We have produced documents in response to this subpoena and continue to cooperate with the government’s request for information. Our liability with respect to this matter could exceed the reserved amount, which continues to be our best estimate of our exposure on this matter. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.

      On February 3, 2000, we entered into a series of separate agreements with the U.S. Department of Justice and the OIG. These agreements settled the federal government’s investigations of the Company relating to our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities from 1990 to 1998 (the “Allocation Investigations”).

      Under the Civil Settlement Agreement, we paid the federal government $25.0 million during 2000 and are reimbursing the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments through the first quarter of 2008. The present value of the remaining obligation included as liabilities on our consolidated balance sheets was $61.9 million and $73.9 million at December 31, 2003 and 2002, respectively. In addition, we agreed to resubmit certain Medicare filings to reflect reduced labor costs allocated to the Medicare program. The adjustments for these resubmitted filings were part of the settlement agreement with CMS. (See Note 4.)

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

10. Commitments and Contingencies — (Continued)

      Under the Corporate Integrity Agreement, we are required to monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements for participation in the federal healthcare programs. It also includes functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach or noncompliance of the agreement. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement.

      On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case was purportedly brought derivatively on behalf of the Company against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that the Company failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information.

      On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et al. and Flowers v. Floyd, et al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs. On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a scheduling order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190), to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. The court entered a ruling on the defendants’ motion to dismiss in the federal securities class action on December 23, 2003, and the plaintiffs filed a notice of appeal on January 22, 2004. In light of the plaintiffs’ appeal, the parties have agreed to a further stay of this derivative action pending resolution of the appeal. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

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

      These cases separately name Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. In early March 2003, these cases were consolidated as In re Beverly Enterprises, Inc. Securities Litigation. On April 30, 2003, plaintiffs filed an amended complaint. On May 30, 2003, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed July 11, 2003. The court heard oral arguments on the defendants’ motion on August 28, 2003. On December 23, 2003, the court granted defendants’ motions to dismiss with prejudice and denied plaintiffs’ motion to amend the complaint. Plaintiffs filed a notice of appeal on January 22, 2004. Due to the preliminary state of this action, the Company is unable to assess the probable outcome of the case. We can give no

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

10. Commitments and Contingencies — (Continued)

assurances of the ultimate impact on our consolidated financial position, results of operations or cash flows as a result of this proceeding.

      In addition, since July 29, 1999, several derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware, as well as the federal district court in Arkansas, assertedly on behalf of the Company (collectively, the “Derivative Actions”). Due to the preliminary state of these actions and the fact the complaints do not allege damages with any specificity, we are unable to assess the probable outcome of the cases or the materiality of the risk of loss. We believe that plaintiffs’ allegations that the defendants acted unlawfully are without merit and the defendants will vigorously defend the Derivative Actions. However, we can give no assurances of the ultimate impact on our financial position, results of operations and cash flows.

      We are party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. We have experienced an increasing trend in the number and severity of the claims asserted against us. (See Note 2.) We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

      There are various other lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Stockholders’ Equity

      We have 300,000,000 shares of authorized $.10 par value common stock. We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on, and the repurchase of, our common stock. During 2003 and 2002, we did not pay any cash dividends on, or repurchase any of, our common stock. We have 25,000,000 shares of authorized $1 par value preferred stock, all of which remains unissued. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

      In November 2003, the Board of Directors authorized a stock repurchase program whereby we may repurchase, from time to time on the open market, up to $20.0 million of our outstanding common stock, effective December 1, 2003 and remaining in effect for one year. As of December 31, 2003, no shares had been repurchased under this authorization and any such repurchases will occur during open trading windows, if at all.

      In April 2003, we issued 2.5 million shares of restricted stock to certain officers and other employees. These shares vest one-third per year over the three years following the grant date. These restricted stock grants were made, along with certain cash incentives, as part of a program designed to retain key associates. If these additional shares had been issued prior to January 1, 2003, there would have been no material impact on the Company’s net income per share for the year ended December 31, 2003. We recognize compensation expense for our restricted stock grants at the fair market value of our common stock on the date of grant, amortized over the respective vesting periods on a straight-line basis. The total charges to our consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 related to restricted stock grants were approximately $1.8 million, $1.3 million and $1.7 million, respectively.

      In January 2001, we filed a registration statement under Form S-8 with the Securities and Exchange Commission registering 1,174,500 shares of our common stock. These shares were previously repurchased by

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

11. Stockholders’ Equity — (Continued)

the Company and held in treasury. They may be issued under the Beverly Enterprises, Inc. Stock Grant Plan (the “Stock Grant Plan”) to holders of restricted stock who, by virtue of the terms of their employment contracts, severance agreements or other similar arrangements, are entitled to the immediate vesting of their restricted stock. In conjunction with ongoing operational reorganizations (as discussed in Note 5), 777,984 shares of our common stock under the Stock Grant Plan have been issued to various officers in exchange for shares of restricted stock held by them, which have been cancelled. Pre-tax workforce reduction charges of $84,000, $500,000 and $4.5 million were recorded in 2003, 2002 and 2001, respectively, in connection with the issuance of these shares.

      During 1997, the New Beverly 1997 Long-Term Incentive Plan was approved (the “1997 Long-Term Incentive Plan”). The plan became effective December 3, 1997 and remains in effect until December 31, 2006, subject to early termination by the Board of Directors. The Compensation Committee of the Board of Directors (the “Committee”) is responsible for administering the 1997 Long-Term Incentive Plan and has complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan. The 1997 Long-Term Incentive Plan was originally authorized to issue 10,000,000 shares of our common stock, subject to certain adjustments, in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, bonus stock and other stock unit awards. In May 2001, our stockholders approved an amendment to this plan which authorized the issuance of an additional 5,000,000 shares.

      In general, nonqualified and incentive stock options must be granted at a purchase price equal to the fair market value of our common stock on the date of grant. Options issued at fair market value do not currently require the recording of compensation expense upon issuance. Options shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Stock appreciation rights may be granted alone, in tandem with an option or in addition to an option. Stock appreciation rights shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine and expire no later than 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards and three years for other awards. Performance awards, bonus stock and other stock unit awards may be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined. The issuance of restricted stock and other stock awards usually require the recognition of compensation expense measured by the fair value of the stock on the date of grant.

      During 1997, the New Beverly Non-Employee Directors Stock Option Plan was approved (the “Non-Employee Directors Stock Option Plan”). The plan became effective December 3, 1997 and remains in effect until December 31, 2007, subject to early termination by the Board of Directors. We have 450,000 shares of our common stock authorized for issuance, subject to certain adjustments, under the Non-Employee Directors Stock Option Plan. The Non-Employee Directors Stock Option Plan was amended by the Board of Directors on March 28, 2001, to provide that each non-employee director be granted an option to purchase 11,000 shares of our common stock on June 1 of each year until the plan is terminated, subject to the availability of shares. These options are granted at a purchase price equal to the fair market value of our common stock on the date of grant, become exercisable one year after the date of grant and expire 10 years after the date of grant.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

11. Stockholders’ Equity — (Continued)

      The following table summarizes stock option and restricted stock data relative to our long-term incentive plans for the years ended December 31:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	8,882,635	$6.62	5,808,260	$6.46	3,790,326	$5.02
Changes during the year:
Granted	103,000	3.96	4,749,460	6.43	3,914,323	7.77
Exercised	(234,850)	5.37	(512,612)	3.72	(943,608)	3.93
Cancelled	(970,582)	5.98	(1,162,473)	6.30	(952,781)	8.59

Options outstanding at end of year	7,780,203	6.70	8,882,635	6.62	5,808,260	6.46

Options exercisable at end of year	3,580,102	6.86	2,274,231	7.09	1,289,677	7.19

Options available for grant at end of year	1,967,432		2,933,703		6,465,204

Restricted stock outstanding at beginning of year	1,122,402		1,290,572		2,354,873
Changes during the year:
Granted	2,503,125		175,000		205,360
Vested	(131,550)		(112,684)		(75,709)
Forfeited	(352,971)		(230,486)		(1,193,952)

Restricted stock outstanding at end of year	3,141,006		1,122,402		1,290,572

      Exercise prices for options outstanding as of December 31, 2003, ranged from $2.33 to $14.38. The weighted-average remaining contractual life of these options is approximately seven years. The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
	Options	Average	Remaining	Options	Average
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$ 2.33 – $ 6.85	3,782,276	$5.20	7.53	1,521,893	$4.71
$ 7.00 – $ 9.80	3,582,592	7.73	7.26	1,655,000	7.68
$10.46 – $11.76	364,710	11.29	7.28	352,584	11.29
$12.88 – $14.38	50,625	13.58	4.17	50,625	13.58

$ 2.33 – $14.38	7,780,203	6.70	7.39	3,580,102	6.86

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

11. Stockholders’ Equity — (Continued)

      SFAS No. 148, issued on December 31, 2002, provides companies alternative methods of transitioning to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure provisions. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant, and are accounted for under the intrinsic value method. We are in compliance with the current accounting rules surrounding stock-based compensation. The Board of Directors and management are carefully reviewing and considering the expensing of stock options in our consolidated statements of operations. Currently, we believe that adopting fair value accounting for stock options would be premature since the accounting standard setters, both in the United States and internationally, are expected to revise the stock option accounting rules in 2004.

      Pro forma information regarding net income (loss) and diluted net income (loss) per share has been determined as if we accounted for our stock option grants under the fair market value method described in SFAS No. 123. The fair market value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2002 and 2001, respectively:

•	risk-free interest rates of 3.0%, 4.8% and 4.3%;

•	volatility factors of the expected market price of our common stock of .81, .74 and .59; and

•	expected option lives of five years.

      We do not currently pay cash dividends on our common stock and no future dividends are currently planned. The weighted-average assumptions resulted in a weighted average estimated fair market value of options granted during 2003, 2002 and 2001 of $2.61 per share, $3.55 per share and $4.25 per share, respectively.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

11. Stockholders’ Equity — (Continued)

      For purposes of pro forma disclosures, the estimated fair market value of all outstanding stock options is amortized to expense over their respective vesting periods. The pro forma effects are not necessarily indicative of the effects on future years. The following table summarized our pro forma net income (loss) and diluted net income (loss) per share, assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the years ended December 31 (in thousands, except per share amounts):

	2003	2002	2001

Reported net income (loss)(a)	$80,468	$(146,090)	$(301,272)
Stock option compensation expense	6,865	6,218	2,708

Pro forma net income (loss)	$73,603	$(152,308)	$(303,980)

Reported diluted net income (loss) per share	$0.75	$(1.39)	$(2.90)

Pro forma diluted net income (loss) per share	$0.69	$(1.45)	$(2.92)

(a)	Includes total charges to our consolidated statements of operations related to restricted stock grants of $1.8 million, $1.3 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of our common stock at the current market price through payroll deductions. Effective January 1, 2003, we eliminated our matching contributions to this plan. Each participant specifies the amount to be withheld from earnings per pay period, subject to certain limitations. During 2002 and 2001 we matched 15% of each participant’s contribution. The total charges to our consolidated statements of operations for the years ended December 31, 2002 and 2001 related to this plan were approximately $300,000 and $500,000, respectively.

12.	Income Taxes

      The provision for (benefit from) income taxes, including taxes allocated to discontinued operations of $3.3 million in 2003 and $1.2 million in 2001, consists of the following for the years ended December 31 (in thousands):

	2003	2002	2001

Federal:
Current	$(11,122)	$(8,345)	$1,487
Deferred	12,702	10,447	56,831
State:
Current	6,867	3,835	5,000
Deferred	—	148	(1,930)

	$8,447	$6,085	$61,388

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

12.	Income Taxes — (Continued)

      A reconciliation of our income tax provision (benefit), including taxes allocated to discontinued operations computed at the statutory federal income tax rate to our actual provision for (benefit from) income taxes is summarized as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Tax (benefit) at statutory rate	$31,121	$(49,002)	$(83,959)
General business tax credits	(968)	(2,090)	(5,987)
State tax provision (benefit), net	8,423	2,593	(10,666)
Impairment charges	—	12,685	7,090
Increase (decrease) in valuation allowance	(30,141)	45,520	153,697
Other	12	(3,621)	1,213

	$8,447	$6,085	$61,388

      Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to our deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	December 31, 2003		December 31, 2002

	Asset	Liability	Asset	Liability

Insurance reserves	$70,838	$—	$79,071	$—
General business tax credit carryforwards	37,708	—	28,742	—
Alternative minimum tax credit carryforwards	21,279	—	19,124	—
Provision for dispositions	3,539	16,016	66,768	8,387
Provision for Medicare repayment	26,574	—	31,735	—
Depreciation and amortization	21,572	55,687	28,399	113,228
Operating supplies	—	9,538	—	11,489
Federal net operating loss carryforwards	34,183	—	55,659	—
Other	29,767	18,440	29,279	17,051

	245,460	99,681	338,777	150,155
Valuation allowances:
Federal	(155,692)	—	(179,625)	—
State	(13,384)	—	(19,592)	—

Net deferred tax balances	$76,384	$99,681	$139,560	$150,155

      At December 31, 2003, for federal income tax purposes, we had federal net operating loss carryforwards of $93.2 million that expire in years 2018 through 2023; general business tax credit carryforwards of $37.7 million that expire in years 2006 through 2023; and alternative minimum tax credit carryforwards of $21.3 million that do not expire. Under the guidance of SFAS No. 109, based upon our operating results in recent years, our reported cumulative losses, and the inherent uncertainty associated with the realization of future income in the near term, we have provided a valuation allowance on our net deferred tax assets as of December 31, 2003 and 2002.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

13.	Fair Values of Financial Instruments

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

      The carrying amounts and estimated fair values of our financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$258,815	$258,815	$115,445	$115,445
Notes receivable, net (including current portion)	27,873	27,873	24,997	24,997
Beverly Indemnity funds	11,809	11,809	2,809	2,809
Long-term debt (including current portion)	566,227	640,723	630,177	585,657
Federal government settlements (including current portion)	61,888	61,888	73,891	73,891

      At December 31, 2003 and 2002, we had outstanding defeased long-term debt with aggregate carrying values of $6.3 million and $4.6 million, respectively. The fair value of such defeased debt was approximately $6.4 million and $4.6 million at December 31, 2003 and 2002, respectively. The fair value was estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

      In order to consummate certain dispositions and other transactions, we have agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessee. In accordance with FIN 45, we have recorded approximately $531,000, included in “Other accrued liabilities” on the 2003 consolidated balance sheet, as the estimated fair value of 2003 guarantees.

      We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and Cash Equivalents

      The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

Notes Receivable, Net (Including Current Portion)

      For variable-rate notes that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed-rate notes, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

13.	Fair Values of Financial Instruments — (Continued)

Beverly Indemnity Funds

      The carrying amount reported in the consolidated balance sheets for the Beverly Indemnity funds approximates its fair value and is included in the consolidated balance sheet caption “Prepaid expenses and other.”

Long-term Debt (Including Current Portion)

      The carrying amounts of our variable-rate borrowings approximate their fair values. The fair values of the remaining long-term debt are estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

Federal Government Settlements (Including Current Portion)

      The present value of our obligations to the federal government resulting from the settlements of the Allocation Investigations is included in the consolidated balance sheet captions “Federal government settlement obligations” and “Other liabilities and deferred items.” These obligations are non-interest bearing, and as such, were imputed at their approximate fair market rate of 9% for accounting purposes. The carrying amounts of these obligations approximate their fair values.

14.	Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.

Description of the Types of Services from which each Operating Segment Derives its Revenues

      Our operations are currently organized into three primary segments:

•	Nursing Facilities, which provide long-term healthcare through the operation of skilled nursing homes and assisted living centers;

•	AEGIS, which provides rehabilitation therapy services under contract to our nursing facilities and third-party nursing facilities; and

•	Home Care, which primarily provides hospice services.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

14.	Segment Information — (Continued)

      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing					Discontinued
	Facilities	AEGIS(1)	Home Care	All Other(2)	Total	Operations(3)

Year ended December 31, 2003
Revenues from external customers	$1,873,390	$77,007	$40,026	$6,558	$1,996,981	$359,904
Intercompany revenues	1,121	153,140	—	1,322	155,583	—
Interest income	2,941	25	1	2,398	5,365	159
Interest expense	12,231	—	8	51,665	63,904	2,394
Depreciation and amortization	50,729	831	611	7,707	59,878	9,785
Pre-tax income (loss)	62,264	46,892	4,878	(85,454)	28,580	60,335
Goodwill	45,272	—	11,723	107	57,102	332
Total assets	953,244	21,015	22,577	346,087	1,342,923	3,498
Capital expenditures	28,935	1,434	431	9,785	40,585	3,399
Year ended December 31, 2002
Revenues from external customers	$1,868,668	$52,871	$35,357	$1,648	$1,958,544	$560,923
Intercompany revenues	—	154,306	—	626	154,932	—
Interest income	1,569	42	13	3,068	4,692	57
Interest expense	13,387	—	23	49,816	63,226	3,603
Depreciation and amortization	57,710	710	793	7,209	66,422	22,523
Pre-tax income (loss)	106,847	35,569	(1,526)	(171,635)	(30,745)	(32,089)
Goodwill	45,003	—	11,724	(159)	56,568	6,809
Total assets	923,284	15,966	21,601	137,907	1,098,758	251,137
Capital expenditures	78,540	1,676	429	7,778	88,423	11,680
Year ended December 31, 2001
Revenues from external customers	$2,079,551	$17,366	$46,230	$1,342	$2,144,489	$587,611
Intercompany revenues	—	170,705	—	11,360	182,065	—
Interest income	128	4	—	2,785	2,917	160
Interest expense	21,608	—	74	53,354	75,036	4,337
Depreciation and amortization	58,708	278	1,687	6,916	67,589	25,413
Pre-tax income (loss)	65,780	48,322	(573)	(328,098)	(214,569)	(25,315)
Goodwill	28,745	—	13,397	(223)	41,919	102,965
Total assets	1,136,852	8,575	30,913	141,481	1,317,821	363,249
Capital expenditures	66,102	1,200	250	3,127	70,679	18,722

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

14.	Segment Information — (Continued)

(1)	Pre-tax income includes profit on intercompany revenues which is eliminated in “All Other.”

(2)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. These amounts also include special pre-tax charges and adjustments totaling approximately $4.7 million, $74.5 million and $261.8 million for 2003, 2002 and 2001, respectively. These pre-tax charges primarily related to asset impairments, workforce reductions and other unusual items, special charges and adjustments related to federal government investigation settlements and increasing reserves for patient care liability costs in 2002.

(3)	The results of operations of 2003 disposed facilities, clinics and other assets have been reported as discontinued operations, for all periods presented. Pre-tax income (loss) includes net gains on sales, exit costs, asset impairments and other unusual items of $62.4 million for 2003; net losses on sales, exit costs, impairments and other unusual items of $30.5 million in 2002; and $53.8 million of asset impairments and other unusual items in 2001. (See Note 6.)

BEVERLY ENTERPRISES, INC.

SUPPLEMENTARY DATA (Unaudited)

QUARTERLY FINANCIAL DATA
(In thousands, except per share data)

      The following is a summary of our quarterly results of operations for the years ended December 31, 2003 and 2002:

	2003					2002

	1st	2nd	3rd	4th	Total	1st	2nd	3rd	4th	Total

Revenues	$505,584	$464,432	$506,991	$519,974	$1,996,981	$553,566	$478,190	$436,584	$490,204	$1,958,544

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting	$3,105	$3,938	$8,906	$12,631	$28,580	$23,125	$(20,257)	$9,884	$(43,497)	$(30,745)
Provision for income taxes	1,236	1,201	1,853	821	5,111	1,079	1,331	1,021	2,654	6,085

Income (loss) before discontinued operations and cumulative effect of change in accounting	1,869	2,737	7,053	11,810	23,469	22,046	(21,588)	8,863	(46,151)	(36,830)
Discontinued operations, net of taxes	10,319	14,754	2,930	28,996	56,999	(1,542)	7,574	6,715	(44,836)	(32,089)
Cumulative effect of change in accounting, net of taxes	—	—	—	—	—	(77,171)	—	—	—	(77,171)

Net income (loss)	$12,188	$17,491	$9,983	$40,806	$80,468	$(56,667)	$(14,014)	$15,578	$(90,987)	$(146,090)

Income (loss) per share of common stock:
Basic and diluted:
Before discontinued operations and cumulative effect of change in accounting	$0.02	$0.03	$0.07	$0.11	$0.22	$0.21	$(0.21)	$0.08	$(0.44)	$(0.35)
Discontinued operations, net of taxes	0.10	0.13	0.02	0.27	0.53	(0.01)	0.08	0.07	(0.43)	(0.30)
Cumulative effect of change in accounting, net of taxes	—	—	—	—	—	(0.74)	—	—	—	(0.74)

Net income (loss)	$0.12	$0.16	$0.09	$0.38	$0.75	$(0.54)	$(0.13)	$0.15	$(0.87)	$(1.39)

Shares used to compute basic net income (loss) per share amounts	104,743	107,156	107,142	107,201	106,582	104,441	104,731	104,865	104,861	104,726

Shares used to compute diluted net income (loss) per share amounts	104,743	107,161	107,600	108,089	106,920	105,466	104,731	104,937	104,861	104,726

Common stock price range:
High	$3.00	$4.30	$6.99	$8.60		$9.50	$9.18	$7.95	$3.89
Low	$1.63	$1.80	$3.71	$5.06		$5.66	$6.95	$1.90	$1.60

      We recorded provisions for income taxes, including taxes allocated to discontinued operations, at 9.5% and 4% for the years ended December 31, 2003 and 2002, respectively, primarily due to state income taxes.

      The operations of Matrix, MK Medical, Care Focus, 80 nursing facilities and seven assisted living centers have been reported as discontinued operations for all periods presented since they met the criteria under SFAS No. 144 and therefore, the results above differ from amounts previously reported in our Form 10-Qs. In addition, we recorded a cumulative effect for the change in accounting for goodwill as of January 1, 2002, which had not been included in the first quarter 2002 Form 10-Q.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

      As required by SEC Rule 13a-15(b), the Company has carried out an evaluation as of December 31, 2003, the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The information contained in our proxy with respect to directors, executive officers, code of ethics, audit committee and audit committee financial experts is incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 20, 2004, to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 20, 2004, to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 20, 2004, to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 20, 2004, to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting to be held on May 20, 2004, to be filed pursuant to Regulation 14A.

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

(b) Reports on Form 8-K

      On December 22, 2003, we filed a report on Form 8-K under Item 9, which included a press release announcing that Larry Deans has joined the Company as Senior Vice President — Human Resources.

      On December 15, 2003, we filed a report on Form 8-K under Item 9, which included a press release announcing the election of Cindy Susienka as Executive Vice President and the election of Steve Brigance as Senior Vice President — Litigation and Assistant Chief Legal Officer.

      On December 3, 2003, we filed a report on Form 8-K under Item 9, which included a press release announcing the sale of 21 skilled nursing operations in California, Washington and Arizona.

      On November 13, 2003, we filed a Form 8-K under Items 9 and 12, which included a press release announcing our operating results for the 2003 third quarter. We also announced that our Board of Directors has authorized us to purchase up to $20.0 million of outstanding shares of our common stock, effective December 1, 2003 and remaining in effect for one year.

      On November 4, 2003, we filed a report on Form 8-K under Item 9, which included a press release announcing the all-cash sale of nine skilled nursing operations in Southern California.

      On October 23, 2003, we filed a report on Form 8-K under Items 7 and 9, including a press release dated October 17, 2003, announcing that the underwriters of our previously announced public offering of $100.0 million principal amount of 2.75% Convertible Subordinated Notes due 2033 (the “Notes”) had exercised their over-allotment option in full to purchase an additional $15.0 million in principal amount of the Notes. Also included was a press release dated October 22, 2003, announcing that, as a result of our sale of an additional $15.0 million in principal amount of the Notes to cover over-allotments, we had decided to reduce the $150.0 million term loan portion of our new senior credit facility to $135.0 million.

      On October 17, 2003, we filed a report on Form 8-K under Items 5, 7 and 9, announcing our agreement to sell $100.0 million of 2.75% Convertible Subordinated Notes due 2033 pursuant to the previously announced public offering. The underwriting agreement relating to the Notes, the Prospectus Supplement and a press release all dated October 16, 2003, were also included in the Form 8-K.

      On October 14, 2003, we filed a report on Form 8-K under Items 5, 7 and 9, announcing the appointment of The Bank of New York as trustee in connection with our proposed offering of $100.0 million of convertible subordinated notes. A copy of the T-1 and a press release dated October 13, 2003, were also included in the Form 8-K.

      On October 2, 2003, we filed a report on Form 8-K under Item 9, which included a press release announcing the all-cash sale of 12 skilled nursing operations and one assisted living center in Southern California.

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

BEVERLY ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
(Item 15(a))

		Page

1.	Consolidated financial statements:
	Report of Ernst & Young LLP, Independent Auditors	45
	Consolidated Balance Sheets at December 31, 2003 and 2002	46
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003	47
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2003	48
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	49
	Notes to Consolidated Financial Statements	50
	Supplementary Data (Unaudited) — Quarterly Financial Data	81

2.	Consolidated financial statement schedule for each of the three years in the period ended December 31, 2003:
	II — Valuation and Qualifying Accounts	86
	All other schedules are omitted because they are either not applicable or the items do not meet the various disclosure requirements.

BEVERLY ENTERPRISES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003, 2002 and 2001
(In thousands)

		Charged
	Balance at	(Credited)			Due to			Balance at
	Beginning	to	(Write-offs)		Acquisitions and			End of
Description	of Year	Operations	Recoveries		Dispositions	Other		Year

Year ended December 31, 2003:
Allowance for doubtful accounts:
Account receivable — patient	$43,189	$22,515	$(30,287)		$(3,478)	$(1,891)		$30,048
Account receivable — nonpatient	1,477	228	(20)		(4)	16		1,697	*
Notes receivable	7,761	(1,138)	(4,085)		682	2,106		5,326	*

	$52,427	$21,605	$(34,392)		$(2,800)	$231		$37,071

Valuation allowance on deferred tax assets	$199,217	$(30,141)	$—		$—	$—		$169,076

Year ended December 31, 2002:
Allowance for doubtful accounts:
Account receivable — patient	$51,400	$53,692	$(59,385)		$(4,207)	$1,689		$43,189
Account receivable — nonpatient	1,074	866	(615)		(14)	166		1,477	*
Notes receivable	4,941	1,012	(39)		181	1,666		7,761	*

	$57,415	$55,570	$(60,039)		$(4,040)	$3,521		$52,427

Valuation allowance on deferred tax assets	$153,697	$45,520	$—		$—	$—		$199,217

Year ended December 31, 2001:
Allowance for doubtful accounts:
Account receivable — patient	$91,636	$43,658	$(95,214	) (A)	$4,022	$7,298		$51,400
Account receivable — nonpatient	1,372	89	(477)		—	90		1,074	*
Notes receivable	3,573	504	93		107	664		4,941	*

	$96,581	$44,251	$(95,598)		$4,129	$8,052		$57,415

Valuation allowance on deferred tax assets	$—	$52,100	$—		$—	$101,597	(B)	$153,697

(A)	Includes the write-off of $39.0 million of Medicare cost report related receivables against a related reserve established in conjunction with the OIG settlement (see Item 8 — Note 4).

(B)	Represents a full valuation allowance on our net deferred tax assets.

*	Includes amounts classified in long-term other assets as well as current assets.

BEVERLY ENTERPRISES, INC.

INDEX TO EXHIBITS

(ITEM 15(a)(3))

Exhibit
Number			Description

3.1		—	Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2		—	Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.3		—	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
4.1		—	Indenture, dated as of April 25, 2001, between Beverly Enterprises, Inc., and The Bank of New York, as Trustee, with respect to Beverly Enterprises, Inc.’s 9 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.2		—	Trust Indenture, dated as of December 1, 1994, from Beverly Funding Corporation, as Issuer, to Chemical Bank, as Trustee (the “Chemical Indenture”) (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
4.3		—	First Amendment and Restatement, dated as of June 1, 1999, of Trust Indenture, dated as of December 1, 1994, from Beverly Funding Corporation, as Issuer, to The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
4.4		—	Series Supplement, dated as of December 1, 1994, to the Chemical Indenture (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
4.5		—	Series Supplement, dated as of June 1, 1999, by and between Beverly Funding Corporation and The Chase Manhattan Bank (“1999-1 Series Supplement”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
4.6		—	First Amendment, dated as of July 14, 1999, to the 1999-1 Series Supplement (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999). In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.’s long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.
10	.1*	—	Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.2*	—	1997 Long-Term Incentive Plan, as amended and restated as of June 1, 2001 (the “1997 LTIP”) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Number			Description

10	.3*	—	Beverly Enterprises, Inc. Non-Employee Directors’ Stock Option Plan, as amended and restated as of June 1, 2001 (the “Directors’ Option Plan”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.4*	—	Beverly Enterprises, Inc. Stock Grant Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.5*	—	Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.6*	—	Form of the Beverly Enterprises, Inc. Executive Life Insurance Plan Split Dollar Agreement (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.7*	—	Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10	.8*	—	Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.9*	—	Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.10*	—	Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.11*	—	Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.12*	—	Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.13*	—	Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992)
10	.14*	—	Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.15*	—	Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.16*	—	Amendment No. 6, effective as of January 1, 1996, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.17*	—	Amendment No. 7, effective as of September 1, 1997, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit
Number			Description

10	.18*	—	Amendment No. 8, dated as of December 11, 1997, to the Executive Retirement Plan, changing its name to the “Executive SavingsPlus Plan” (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.19*	—	Beverly Enterprises, Inc. Amended and Restated Supplemental Executive Retirement Plan effective as of April 1, 2000 (incorporated by reference to Exhibit 10.21 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.20*	—	Amendment Number One to the Beverly Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.21*	—	Beverly Enterprises, Inc. Amended and Restated Executive Deferred Compensation Plan effective July 1, 2000 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.22*	—	Beverly Enterprises, Inc. Executive Deferred Compensation Plan effective December 31, 2002 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.23*	—	Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10	.24*	—	Amendment No. 1, effective as of December 3, 1997, to the Directors’ Plan (incorporated by reference to Exhibit 10.26 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.25*	—	Beverly Enterprises, Inc.’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)
10	.26*	—	Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10	.27*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.28*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.29*	—	Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))
10	.30*	—	Severance Agreement and Release of Claims between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Number			Description

10	.31*	—	Employment Contract, made as of April 10, 2000, between Beverly Enterprises, Inc. and William R. Floyd (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.32*	—	Employment Contract, made as of December 6, 2001, between Beverly Enterprises, Inc. and William R. Floyd (incorporated by reference to Exhibit 10.32 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.33*	—	Employment and Severance Agreement, made as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.33 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.34*	—	Severance Agreement and Release of Claims made as of October 5, 2002, between Beverly Enterprises, Inc. and Bobby W. Stephens (incorporated by reference to Exhibit 10.34 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.35*	—	Employment Contract, made as of April 1, 2000, between Beverly Enterprises, Inc. and Douglas J. Babb (incorporated by reference to Exhibit 10.35 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.36*	—	Severance Agreement and Release of Claims made as of October 11, 2002, between Beverly Enterprises, Inc. and Michael J. Matheny (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.37*	—	Severance Agreement and Release of Claims made as of December 31, 2001, between Beverly Enterprises, Inc. and T. Jerald Moore (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.38*	—	Employment Agreement, dated February 15, 2001 between Beverly Enterprises, Inc. and William A. Mathies (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10	.39*	—	Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its officers (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on September 22, 1997 (File No. 333-28521))
10	.40*	—	Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.’s Registration Statement of Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.41*	—	Retention Stock Option Agreement, effective as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10	.42*	—	Description of Non-Employee Directors Group Term Life Insurance Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number			Description

10	.43*	—	Performance based Stock Option Award to Jeffrey P. Freimark pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.44*	—	Performance based Stock Option Award to L. Darlene Burch pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.45*	—	Description of Long Term Disability Policy for William R. Floyd (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.46*	—	Employment Agreement, made as of December 31, 2001, between Beverly Enterprises, Inc. and Jeffrey P. Freimark (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.47*	—	Demand Promissory Note, made as of April 1, 2002, by Richard D. Skelly, Jr. for the benefit of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.48		—	Master Lease Document — General Terms and Conditions, dated December 30, 1985, for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California Corporation’s Annual Report on Form 10-K for the year ended December 31, 1985)
10.49		—	Agreement, dated as of December 29, 1986, among Beverly California Corporation, Beverly Enterprises — Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California Corporation’s Current Report on Form 8-K dated December 30, 1986) and letter agreement, dated as of July 31, 1987, among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises — Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.50		—	Agreement to Sale of Nursing Home Properties, dated as of July 13, 2001, among Beverly Enterprises Florida, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Savana Cay Manor, Inc., Vantage Healthcare Corporation, Peterson Health Care, Inc. and NMC of Florida, LLC (the “Florida Sale Agreement”) (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.51		—	First Amendment to Florida Sale Agreement, dated as of August 30, 2001 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.52		—	Second Amendment to Florida Sale Agreement, dated as of October 29, 2001 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.53		—	Amendment No. 5 to Amended and Restated Participation Agreement, dated as of December 20, 2002 (incorporated by reference to Exhibit 10.59 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit
Number		Description

10.54	—	Amendment No. 6 to Amended and Restated Participation Agreement, dated as of February 28, 2003 (incorporated by reference to Exhibit 10.60 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) [Note: Confidential treatment has been requested for portions of this document.]
10.55	—	Master Services Agreement, dated as of September 18, 1997, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.41 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.56	—	Fifth Amendment to Master Services Agreement, dated as of January 1, 2003, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.62 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.57	—	Amendment No. 3 to the Credit Agreement, dated as of December 20, 2002 (incorporated by reference to Exhibit 10.65 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.58	—	Amendment No. 4 to the Credit Agreement, dated as of February 28, 2003 (incorporated by reference to Exhibit 10.66 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) [Note: Confidential treatment has been requested for portions of this document.]
10.59	—	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.60	—	Plea Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.61	—	Addendum to Plea Agreement (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.62	—	Settlement Agreement between the United States of America, Beverly Enterprises, Inc. and Domenic Todarello (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.63	—	Agreement Regarding the Operations of Beverly Enterprises — California, Inc. (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.64	—	Settlement Agreement, effective October 15, 2002, between the Centers for Medicare and Medicaid Services, United States Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.65	—	Permanent Injunction and Final Judgment, entered on August 1, 2002, in People of the State of California v. Beverly Enterprises, Inc.; Beverly Health and Rehabilitation Services, Inc.; Beverly Enterprises — California, Inc.; and Beverly Healthcare — California, Inc., Superior Court of the State of California For the County of Santa Barbara (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number			Description

10.66		—	Waiver of Constitutional Rights and Plea Form and Court Finding and Order, dated August 1, 2002, in The People of California v. Beverly Enterprises — California, Inc., Superior Court of the State of California For the County of Santa Barbara (S.C. No. 1094923) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.67		—	Investigation Conclusion letter dated August 1, 2002, from the State of California Department of Justice (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.68		—	Loan Agreement, dated as of December 24, 2002, between Beverly Enterprises — Washington, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.76 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.69		—	Guaranty, dated December 24, 2002, between Beverly Enterprises, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.77 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.70		—	Credit Agreement, dated as of October 22, 2003, (the “Credit Agreement”) among Beverly Enterprises, Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., Bank of Montreal and General Electric Capital Corporation [Note: Confidential treatment has been requested for portions of this document.] (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.71		—	Guaranty and Collateral Agreement (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
21	.1†	—	Subsidiaries of Registrant
23	.1†	—	Consent of Ernst & Young LLP, Independent Auditors
31	.1†	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31	.2†	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	.1†	—	Section 1350 Certification of Chief Executive Officer
32	.2†	—	Section 1350 Certification of Chief Financial Officer

*	Exhibits 10.1 through 10.47 are management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

†	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

Dated: March 2, 2004

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM R. FLOYD William R. Floyd	Chairman of the Board, President, Chief Executive Officer and Director	March 2, 2004

/s/ JEFFREY P. FREIMARK Jeffrey P. Freimark	Executive Vice President, Chief Financial and Information Officer	March 2, 2004

/s/ PAMELA H. DANIELS Pamela H. Daniels	Senior Vice President, Controller and Chief Accounting Officer	March 2, 2004

/s/ JOHN D. FOWLER, JR. John D. Fowler, Jr.	Director	March 2, 2004

/s/ JAMES R. GREENE James R. Greene	Director	March 2, 2004

/s/ EDITH E. HOLIDAY Edith E. Holiday	Director	March 2, 2004

/s/ JOHN P. HOWE, III John P. Howe, III	Director	March 2, 2004

/s/ JAMES W. MCLANE James W. McLane	Director	March 2, 2004

/s/ IVAN R. SABEL Ivan R. Sabel	Director	March 2, 2004

/s/ DONALD L. SEELEY Donald L. Seeley	Director	March 2, 2004

/s/ MARILYN R. SEYMANN Marilyn R. Seymann	Director	March 2, 2004