Form 10-Q
period 2004-03-31
BEVERLY ENTERPRISES INC
filed 2004-05-05
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares,

at April 30, 2004 — 107,243,535

FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q, and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service, refinance, replace and comply with our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements, including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions, are forward-looking statements.

      These forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by us in those statements. Numerous factors will affect our actual results, some of which are beyond our control. These include, but are not limited to:

•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•	the effects of adopting new accounting standards;

•	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of lawsuits brought about by the announcement or settlement of federal government investigations and the announcement of increases in reserves for patient care liabilities (see “Part II, Item 1. Legal Proceedings”);

•	our ability to predict future reserve levels for patient care and workers’ compensation liabilities;

•	our ability to obtain adequate insurance coverage with financially viable insurance carriers, as well as the ability of our insurance carriers to fulfill their obligations;

•	our ability to execute strategic divestitures in a timely manner at fair values;

•	our ability to improve our fundamental business processes and reduce costs throughout the organization;

•	our ability to attract and retain qualified personnel;

•	the availability and terms of capital to fund acquisitions, capital improvements and ongoing operations;

•	our ability to repurchase our stock and changes in the stock price after any such repurchases;

•	the competitive environment in which we operate;

•	our ability to maintain and increase census (volume of residents) levels; and

•	demographic changes.

      Investors should also refer to “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risks inherent in them. You should carefully consider the risks described and referred to in this report before making any investment decisions in the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of these risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that any forward-looking statements, which speak only as of the date of this report will, in fact, transpire, and, therefore, we caution investors not to place undue reliance on them. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

BEVERLY ENTERPRISES, INC.

FORM 10-Q

March 31, 2004

Page

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Independent Accountant’s Review Report	18
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4. Controls and Procedures	27
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	28
ITEM 6. Exhibits and Reports on Form 8-K	30
Enhanced Supplemental Executive Retirement Plan
First Amendment to Executive Deferred Compensation
Amendment to Corporate Integrity Agreement
Amendment to Corporate Integrity Agreemeent
Acknowledgement Letter of Ernst & Young LLP
Rule 13a-14(a)/14d-14(a) Certification of CEO
Rule 13a-14(a)/14d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I

ITEM 1.     FINANCIAL STATEMENTS.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2004	2003

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$230,227	$258,815
Accounts receivable, less allowance for doubtful accounts: 2004 — $33,036; 2003 — $31,615	218,239	164,635
Notes receivable, less allowance for doubtful notes: 2004 — $2,045; 2003 — $3,336	6,533	13,724
Operating supplies	10,250	10,425
Assets held for sale	3,444	3,498
Investment in Beverly Funding Corporation	32,246	31,342
Prepaid expenses and other	30,378	33,377

Total current assets	531,317	515,816
Property and equipment, net	673,749	694,220
Other assets:
Goodwill, net	56,835	57,102
Other, less allowance for doubtful accounts and notes: 2004 — $2,495; 2003 — $2,120	79,649	79,283

Total other assets	136,484	136,385

	$1,341,550	$1,346,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$56,433	$67,572
Accrued wages and related liabilities	93,050	116,717
Accrued interest	12,947	6,896
General and professional liabilities	96,189	93,736
Federal government settlement obligations	13,447	13,125
Liabilities held for sale	696	672
Other accrued liabilities	105,803	102,289
Current portion of long-term debt	13,125	13,354

Total current liabilities	391,690	414,361
Long-term debt	549,473	552,873
Other liabilities and deferred items	138,270	141,001
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2004 — 115,526,851; 2003 — 115,594,806	11,553	11,559
Additional paid-in capital	896,448	895,950
Accumulated deficit	(537,386)	(560,825)
Treasury stock, at cost: 8,283,316	(108,498)	(108,498)

Total stockholders’ equity	262,117	238,186

	$1,341,550	$1,346,421

Note:	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2004	2003

Revenues	$527,420	$476,233
Costs and expenses:
Wages and related	299,241	286,063
Provision for insurance and related items	33,729	28,262
Other operating and administrative	143,166	130,052
Depreciation and amortization	15,655	14,159
Asset impairments, workforce reductions and other unusual items	4,082	1,187

Total costs and expenses	495,873	459,723

Income before other income (expenses)	31,547	16,510
Other income (expenses):
Interest expense	(11,893)	(16,135)
Interest income	1,374	1,212
Net gains (losses) on dispositions	37	(194)

Total other expenses, net	(10,482)	(15,117)

Income before provision for income taxes and discontinued operations	21,065	1,393
Provision for income taxes	1,442	1,236

Income before discontinued operations	19,623	157
Discontinued operations, net of taxes: 2004 — $423; 2003 — $0	3,816	12,031

Net income	$23,439	$12,188

Basic and diluted net income per share of common stock:
Before discontinued operations	$0.18	$—
Discontinued operations, net of taxes	0.04	0.12

Net income per share of common stock	$0.22	$0.12

Shares used to compute basic net income per share	107,301	104,743

Shares used to compute diluted net income per share	108,426	104,743

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income	$23,439	$12,188
Adjustments to reconcile net income to net cash provided by (used for) operating activities, including discontinued operations:
Depreciation and amortization	15,766	17,867
Provision for reserves on accounts, notes and other receivables, net	6,194	10,745
Amortization of deferred financing costs	624	1,271
Asset impairments, workforce reductions and other unusual items	4,082	1,187
Gains on dispositions of facilities and other assets, net	(4,508)	(10,168)
Insurance related accounts	(572)	13,662
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(59,324)	(21,058)
Operating supplies	104	426
Prepaid expenses	3,923	(6,855)
Accounts payable and other accrued expenses	(21,602)	(7,888)
Income taxes	(585)	2,382
Other, net	(4,113)	(2,401)

Total adjustments	(60,011)	(830)

Net cash provided by (used for) operating activities	(36,572)	11,358
Cash flows from investing activities:
Capital expenditures	(9,777)	(7,274)
Proceeds from dispositions of facilities and other assets, net	19,198	38,129
Collections on notes receivable	6,765	183
Payments for designated funds, net	(714)	(8,988)
Other, net	(3,746)	(3,478)

Net cash provided by investing activities	11,726	18,572
Cash flows from financing activities:
Repayments of long-term debt	(3,629)	(4,656)
Repayments of off-balance sheet financing	—	(16,783)
Proceeds from exercise of stock options	293	—
Deferred financing costs paid	(406)	(1,817)

Net cash used for financing activities	(3,742)	(23,256)

Net increase (decrease) in cash and cash equivalents	(28,588)	6,674
Cash and cash equivalents at beginning of period	258,815	115,445

Cash and cash equivalents at end of period	$230,227	$122,119

Supplemental schedule of cash flow information:
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$5,218	$14,633
Income tax payments (refunds), net	2,450	(1,146)

See accompanying notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
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

      We have prepared these condensed consolidated financial statements without audit. In management’s opinion, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2004 and 2003 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information and footnote disclosures required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC. Our results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for a full year.

Reclassification

      Certain prior year amounts have been reclassified to conform with the 2004 financial statement presentation. Assets and liabilities held for sale are reported based on their status as of the balance sheet date.

Available Information

      Our website — www.beverlycares.com — provides access, free of charge, to our SEC reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable.

      You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 1.	General — (Continued)

Transfers of Financial Assets

      During 2003 and through February 29, 2004, we, through our wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc. (“BHRS”), sold on a revolving basis certain Medicaid and Veterans Administration (“VA”) accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity, Beverly Funding Corporation (“BFC”), at a discount of 1%. These daily transactions constituted true sales of receivables for which BFC bears the risk of collection. BFC has $70.0 million of medium-term notes (the “Medium-Term Notes”), which are collateralized by outstanding receivables purchased from BHRS. We retain servicing responsibilities for the transferred receivables. We account for the transfers of receivables as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the transferred accounts receivable are not included in the condensed consolidated balance sheets.

      In accordance with the Medium-Term Notes agreement, BFC ceased purchasing receivables from BHRS on March 1, 2004. Cash collections on and after March 1, 2004 on receivables purchased by BFC prior to March 1, 2004 will be accumulated by BFC to satisfy the payment requirements on its Medium-Term Notes. Principal payments on the Medium-Term Notes are required to begin on June 15, 2004. Based on current collection patterns, we expect that the Medium-Term Notes will be repaid in full by BFC during the second quarter of 2004.

      Activities related to the revolving sales structure with BFC were as follows for the three months ended March 31 (in thousands):

	2004	2003

New receivables sold	$119,360	$208,040
Cash collections remitted	180,279	205,589
Fees received for servicing	481	531
Loss on sale of receivables	(1,194)	(2,080)

      BHRS provides invoicing and collection services related to the receivables for a market-based servicing fee. BHRS recognizes a loss for the 1% discount at the time of sale, which is included in “Other operating and administrative costs and expenses” and in “Net cash provided by (used for) operating activities” in our condensed consolidated financial statements.

      At March 31, 2004 and December 31, 2003, we had an investment in BFC of approximately $32.2 million and $31.3 million, respectively. The investment is recorded at its estimated fair value and is subject to periodic review for other than temporary impairment. The fair value is determined by discounting the expected future cash flows of the underlying receivables purchased and held by BFC at discount rates that reflect the projected payment terms and the credit risk of the receivables. We regularly update our fair value analysis for changes in timing and amount of expected future collections of the receivables. The carrying value of our investment is written down when the analysis indicates that the investment is other than temporarily impaired. During the second quarter of 2004, once the Medium-Term Notes are completely repaid, our investment in BFC is expected to be fully realized in cash. When the Medium-Term Notes are repaid, BFC will no longer have third-party beneficial owners and is expected to be consolidated with us as of June 2004, in accordance with SFAS No. 140.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 1.	General — (Continued)

      Under the revolving sales structure, BFC purchased receivables for cash on a daily basis from BHRS. When BFC ceased its purchases on March 1, 2004, accounts receivable began to increase on our condensed consolidated balance sheet. These Medicaid and VA receivables will be collected by BHRS from the respective agencies and relieved from the aging. The timing of collections will be longer than when the receivables were being sold to BFC daily; therefore, our cash flows from operating activities will be temporarily negatively impacted.

Revenues

      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our revenues for each of the three months ended March 31, 2004 and 2003, were derived from federal and state medical assistance programs (primarily Medicare and Medicaid). We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

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

      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. Changes in estimates related to third party receivables resulted in an increase in revenues of $1.8 million and $519,000 for the three months ended March 31, 2004 and 2003, respectively. We believe adequate provision has been made to reflect any adjustments that could result from audits of cost reports.

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

Comprehensive Income

      Comprehensive income includes charges and credits to stockholders’ equity not included in net income. Comprehensive income, net of income taxes, consists of unrealized losses on an available-for-sale security of $704,000 for the three months ended March 31, 2003. Comprehensive income equaled net income for the three months ended March 31, 2004, and there was no accumulated other comprehensive income at March 31, 2004 or December 31, 2003 due to the sale of our remaining available-for-sale security in the fourth quarter of 2003.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 1.	General — (Continued)

Earnings Per Share

      The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except per share amounts):

	2004	2003

Numerator:
Numerator for basic and diluted net income per share	$23,439	$12,188

Denominator:
Denominator for basic net income per share — weighted average shares	107,301	104,743
Effect of dilutive securities:
Employee stock options	1,125	—

Denominator for diluted net income per share — weighted average shares and assumed conversions	108,426	104,743

Basic and diluted net income per share	$0.22	$0.12

      Diluted earnings per share does not include the impact of approximately 1.8 million and 8.3 million of employee stock options outstanding for the three months ended March 31, 2004 and 2003, respectively, because their effect would have been antidilutive.

      Our $115.0 million of 2.75% convertible notes (the “Convertible Notes”) are convertible into shares of our common stock at an initial conversion price of $7.45 per share, at the option of the holder, when certain conditions are met prior to maturity. As of March 31, 2004, none of the conversion conditions had been met and, therefore, the common shares into which the Convertible Notes may be converted were not included in the calculation of our diluted earnings per share. Assuming the Convertible Notes had been converted into shares of our common stock effective January 1, 2004, our unaudited pro forma diluted net income per share for the three months ended March 31, 2004, would have been reduced by $0.02 per share to $0.20 per share diluted, based on a total number of shares outstanding of approximately 123,858,000.

Note 2.	Insurance

      We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care and related services provided to date. These provisions are based primarily upon the results of independent actuarial valuations, prepared by actuaries with long-term care industry experience. These independent valuations are formally prepared twice a year using the most recent trends of claims, settlements and other relevant data. In addition to the actuarial estimate of retained losses, our provision for insurance includes accruals for insurance premiums and related costs for the coverage period and our estimate of any

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 2.                             Insurance — (Continued)

experience adjustments to premiums. The following table summarizes our provision for insurance and related items for the three months ended March 31 (in thousands):

	2004	2003

General and professional liability:
Continuing operations	$21,662	$16,002
Discontinued operations	54	9,021

	$21,716	$25,023

Workers’ compensation:
Continuing operations	$8,735	$8,686
Discontinued operations	90	2,360

	$8,825	$11,046

Other insurance:
Continuing operations	$3,332	$3,574
Discontinued operations	10	217

	$3,342	$3,791

Total provision for insurance and related items:
Continuing operations	$33,729	$28,262
Discontinued operations	154	11,598

	$33,883	$39,860

      The increase in general and professional liabilities from continuing operations of $5.7 million for the first quarter of 2004, as compared to the same period in 2003, was primarily due to an increase in the actuarial estimate of losses and an increase in premiums and related costs.

      Our insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

	March 31,	December 31,
	2004	2003

Accrued wages and related liabilities	$619	$2,528
General and professional liabilities	96,189	93,736
Other accrued liabilities	10,678	10,678
Other liabilities and deferred items	53,478	52,954

	$160,964	$159,896

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 3.	Asset Impairments, Workforce Reductions and Other Unusual Items

      We recorded pre-tax charges for asset impairments, workforce reductions and other unusual items as follows for the three months ended March 31 (in thousands):

	2004	2003

Asset impairments	$3,408	$—
Workforce reductions	214	1,187
Exit costs and other unusual items	806	—
Reversal of previously recorded charges	(346)	—

	$4,082	$1,187

Asset Impairments

      During March 2004, we recorded asset impairments of $3.4 million primarily related to the write-down of property and equipment on six nursing facilities included in the Nursing Facilities segment. During the first quarter of 2004, management made a determination to close three of these nursing facilities, which led to an impairment assessment. The remaining three facilities have expected future losses and cash flow deficiencies. In order to estimate the fair values of the facilities, we used a discounted cash flow approach, supplemented by public resource information on valuations of nursing facility sales transactions by region of the country. Where the estimated undiscounted cash flows were negative, we estimated the fair values based on sales values or estimated salvage values.

Workforce Reductions

      During the three months ended March 31, 2004, we recorded $214,000 for workforce reductions, less $346,000 primarily due to the cancellation of restricted stock. The $214,000 for workforce reductions primarily related to six associates who were notified in the first quarter of 2004 that their positions would be eliminated and included $196,000 of cash expenses, $42,000 of which was paid during the three months ended March 31, 2004.

      During the three months ended March 31, 2003, we recorded $1.2 million for workforce reductions primarily related to 27 associates who were notified in the first quarter of 2003 that their positions would be eliminated, including the following:

•	$1.5 million of cash expenses, approximately $745,000 of which was paid during the three months ended March 31, 2003, with the remaining amount being paid during the year ended December 31, 2003; and

•	non-cash expenses of approximately $125,000 related to the vesting of restricted stock, less approximately $391,000 due to the cancellation of restricted stock.

Other Unusual Items

      During the three months ended March 31, 2004, we recorded special pre-tax charges of $806,000 for certain exit costs for retention and severance agreements with employees associated with facilities affected by our divestiture strategy.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 3.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

      The following table summarizes activity in our accruals for estimated workforce reductions and exit costs for the three months ended March 31 (in thousands):

	2004		2003

	Workforce	Exit	Workforce	Exit
	Reductions	Costs	Reductions	Costs

Balance beginning of quarter	$3,029	$7,270	$5,418	$4,991
Charged to continuing operations	196	806	1,187	—
Charged to discontinued operations	—	861	—	1,275
Cash payments	(1,114)	(1,194)	(3,112)	(1,180)
Stock transactions	—	—	92	—
Adjustments	18	—	—	—

Balance end of quarter	$2,129	$7,743	$3,585	$5,086

      Workforce reduction and exit cost accruals are included in “Accrued wages and related liabilities” and “Other accrued liabilities” on our condensed consolidated balance sheets.

Note 4.	Discontinued Operations

      During the three months ended March 31, 2004, we recognized net pre-tax gains of $4.5 million relating to the following 2004 disposal activities:

•	four nursing facilities (353 beds) for cash proceeds totaling $8.4 million; and

•	a home medical equipment business of our Home Care segment for cash proceeds totaling $165,000.

      We have included the remaining assets and liabilities of our former Matrix segment, which we expect to dispose of in the next three to six months, in assets and liabilities held for sale in the accompanying condensed consolidated balance sheets. A summary of the asset and liability line items from which the reclassifications have been made at March 31, 2004 and December 31, 2003 is as follows (in thousands):

	2004	2003

Current assets	$1,915	$2,042
Property and equipment, net	1,173	1,100
Goodwill	332	332
Other assets	24	24

Total assets held for sale	$3,444	$3,498

Current liabilities held for sale	$696	$672

      The results of operations of disposed facilities and other assets in the three months ended March 31, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of income. Also included in discontinued operations are the gains and losses on sales and exit costs relative to these transactions. Discontinued operations for the three months ended March 31, 2003 also include the results of operations for all facilities, clinics and businesses disposed of during 2003.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 4.	Discontinued Operations — (Continued)

      A summary of discontinued operations by operating segment for the three months ended March 31 is as follows (in thousands):

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Revenues	$3,301	$148	$2,563	$6,012	$7,889	$8,849	$115,804	$132,542

Operating income (loss)(a)	$153	$(7)	$(378)	$(232)	$323	$(430)	$1,776	$1,669
Gain (loss) on sales and exit costs	—	(17)	4,488	4,471	11,138	(14)	(762)	10,362

Pre-tax income (loss)	$153	$(24)	$4,110	4,239	$11,461	$(444)	$1,014	12,031

Provision for income taxes				423				—

Discontinued operations, net of taxes				$3,816				$12,031

(a)	Includes interest income of $194,000 for 2004 and interest expense of $874,000 for 2003. Also includes depreciation and amortization of $111,000 and $3.7 million for 2004 and 2003, respectively.

Note 5.	Dispositions

      During the three months ended March 31, 2004, we sold an additional three nursing facilities (534 beds) and certain other assets for cash proceeds of $10.4 million. We did not operate these nursing facilities, which were previously leased to another nursing home operator. We recognized net pre-tax gains of $37,000, included in “Net gains (losses) on dispositions” on the consolidated statements of income, as a result of these disposal activities. These dispositions did not meet the criteria in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) to be included in discontinued operations.

Note 6.	Income Taxes

      The provisions for income taxes from continuing operations of $1.4 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively, primarily relate to current state income taxes estimated to be due in “separate return” filing states where we conduct business. In 2004, the provision also includes $193,000 of federal alternative minimum tax (“AMT”) due to the expiration of certain provisions of the Job Creation and Worker Assistance Act of 2002.

      The provisions differ from those calculated using the federal statutory rate due to changes in the valuation allowance, established at December 31, 2001, for net deferred tax assets. In 2004, the valuation allowance decreased primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards to offset taxable income for the first quarter, partially offset by an increase in the AMT credit generated during the first quarter. In 2003, the net decrease in the valuation allowance was primarily due to the reversal of temporary differences in conjunction with the Matrix disposition and associated with certain MK Medical related costs, partially offset by an increase in net operating loss carryforwards.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 7.	Stockholders’ Equity

      During March 2004, we filed a registration statement on Form S-8 with the SEC relating to 1.0 million shares of our common stock issuable to eligible persons in accordance with the terms of our 401(k) SavingsPlus Plan.

      Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), issued on December 31, 2002, amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to provide alternative methods of transitioning to the fair value method of accounting for stock-based compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based compensation. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant and are accounted for under the intrinsic value method. We are in compliance with the current accounting rules surrounding stock-based compensation.

      On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS No. 123. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be expensed in the statements of income based on their fair values. Public comments on the Exposure Draft are due by June 30, 2004, and the FASB expects the new standard will be effective beginning in 2005.

      For purposes of pro forma disclosures, the estimated fair market value of all outstanding stock options is amortized to expense over the respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The pro forma effects are not necessarily indicative of the effects on future quarters or future years. The following table summarizes our pro forma net income and diluted net income per share for the three months ended March 31 assuming we accounted for our stock option grants using the fair value method in accordance with SFAS No. 123, (in thousands, except per share amounts):

	2004	2003

Reported net income(a)	$23,439	$12,188
Stock option compensation expense	1,790	1,165

Pro forma net income	$21,649	$11,023

Reported diluted net income per share	$0.22	$0.12

Pro forma diluted net income per share	$0.20	$0.11

(a)	Includes total charges to our condensed consolidated statements of income related to restricted stock grants for the three months ended March 31, 2004 and 2003 of approximately $620,000 and $106,000, respectively.

Note 8.	Contingencies and Legal Proceedings

      We are contingently liable for approximately $13.1 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities and assisted living centers. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $46.6 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees,

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 8.                             Contingencies and Legal Proceedings — (Continued)

Including Indirect Guarantees of Indebtedness of Others, we have recorded approximately $531,000, included in “Other accrued liabilities” on the condensed consolidated balance sheets, as the estimated fair value of guarantees.

      The Badger and Richardson actions were ordered to be consolidated as In re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties agreed to stay the consolidated action pending the outcome of the motion to dismiss in a former class action suit. In light of the dismissal of the former class action suit, the Court entered a Scheduling Order dated July 17, 2003, which set a trial date of March 29, 2004, for this case. Defendants filed a motion to renew their motion to dismiss on December 17, 2003. Subsequently, the trial date was postponed based on the mutual agreement of the parties.

      On August 16, 2002, August 26, 2002, and September 26, 2002, respectively, Ernest Baer v. Beverly Enterprises, Inc., et al. (CIV. No. 02-2190), Stanley V. Kensic v. Beverly Enterprises, Inc., et al. (CIV. No. 02-2193) and Charles Krebs v. Beverly Enterprises, Inc., et al. (CIV. No. 02-2222) were filed in the United States District Court, Western District of Arkansas, Fort Smith Division. These cases were filed as purported securities fraud class actions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.

      These cases separately name Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. In early March 2003, these cases were consolidated as In re Beverly Enterprises, Inc. Securities Litigation. On April 30, 2003, plaintiffs filed an amended complaint. On May 30, 2003, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed July 11, 2003. The court heard oral arguments on the defendants’ motion on August 28, 2003. On December 23, 2003, the court granted defendants’ motions to dismiss with prejudice and denied plaintiffs’ motion to amend the complaint. Plaintiffs filed a notice of appeal on January 22, 2004. On April 2, 2004, plaintiffs and defendants jointly moved to dismiss the appeal with prejudice and on April 19, 2004, the court dismissed the action.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004
(Unaudited)

Note 9.	Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments. Our operations are organized into three primary segments:

•	Nursing Facilities, which provide long-term healthcare through the operation of skilled nursing homes and assisted living centers;

•	AEGIS, which provides rehabilitation therapy services under contract to our nursing facilities and third-party nursing facilities; and

•	Home Care, which primarily provides hospice services.

      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing		Home	All		Discontinued
	Facilities	AEGIS(1)	Care	Other(2)	Total	Operations(3)

Three months ended March 31, 2004
Revenues from external customers	$486,482	$27,180	$10,970	$2,788	$527,420	$6,012
Intercompany revenues	555	37,527	—	452	38,534	—
Depreciation and amortization	13,484	205	108	1,858	15,655	111
Interest expense	2,074	—	—	9,819	11,893	—
Interest income	474	—	—	900	1,374	194
Pre-tax income (loss)	23,836	12,380	1,316	(16,467)	21,065	4,239
Goodwill	45,272	—	11,723	(160)	56,835	332
Total assets	927,007	25,912	21,294	363,893	1,338,106	3,444
Capital expenditures	8,411	222	36	1,009	9,678	99
Three months ended March 31, 2003
Revenues from external customers	$449,941	$15,960	$8,341	$1,991	$476,233	$132,542
Intercompany revenues	—	41,442	—	—	41,442	—
Depreciation and amortization	12,193	222	147	1,597	14,159	3,708
Interest expense	3,105	—	7	13,023	16,135	874
Interest income	587	9	—	616	1,212	—
Pre-tax income (loss)	9,703	11,320	(151)	(19,479)	1,393	12,031
Goodwill	44,725	—	11,724	(152)	56,297	7,309
Total assets	928,433	16,353	20,302	158,280	1,123,368	229,682
Capital expenditures	4,509	212	234	1,277	6,232	1,042

(1)	Pre-tax income includes profit on intercompany revenues, which is eliminated in “All Other.”

(2)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include special pre-tax charges totaling $4.1 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively, for asset impairments, workforce reductions and other unusual items.

(3)	In accordance with the provisions of SFAS No. 144, the results of operations of certain nursing facilities, clinics and other assets have been reclassified, for all periods presented, as discontinued operations. Pre-tax income includes net gains on sales and exit costs of $4.5 million and $10.4 million for the three months ended March 2004 and 2003, respectively. The remaining assets and liabilities of our former Matrix segment are classified as held for sale at March 31, 2004 and 2003. (See Note 4.)

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

The Board of Directors

Beverly Enterprises, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Beverly Enterprises, Inc. as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2004 and 2003 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Beverly Enterprises, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, not presented in the Company’s Form 10-Q, and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, included in the Company’s Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Dallas, Texas

April 30, 2004

BEVERLY ENTERPRISES, INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2004

(Unaudited)

General

Overview

      We began 2004 with a strong quarter, including revenue growth of nearly 11 percent and a significant improvement in operating margins, compared to the year-earlier period. We believe our improved results clearly reflect aggressive actions we have taken during the past three years to improve quality, upgrade our skilled nursing facility portfolio, grow our service businesses, increase operating efficiencies and strengthen our financial position.

      Our three principal business segments performed well ahead of 2003 first-quarter results, on both actual and same-facility bases. On a continuing operations basis, our nursing facility revenues increased 8.1 percent and pre-tax income increased $9.9 million, including special pre-tax charges discussed herein. Revenues for AEGIS from third-party clients rose 70 percent, compared with the 2003 first quarter, reflecting increased business with existing clients and the net addition of 37 customers. Home Care revenues were up 31.5 percent, average daily census rose 24 percent and pre-tax income increased $1.5 million.

      These operational improvements are reflected in our stronger financial position. Working capital has increased to $139.6 million for the first quarter, compared to $101.5 million at year-end 2003. As part of our continuing commitment to reduce total debt, we will be eliminating the last of our off-balance sheet financing arrangements — Beverly Funding Corporation (“BFC”) — in the second quarter of 2004. Excluding the effects of this transaction (see “Liquidity and Capital Resources”), our cash balance at the end of the 2004 first quarter would have been up 10.5 percent from year-end 2003 and cash from operations would have increased 70 percent, compared with the same quarter of 2003. In addition, cash collections on receivables remain strong and our nursing facilities’ day’s sales outstanding of 39 days is down more than eight days since the first quarter of 2003.

      Based on the strong growth trends we are seeing in our principal business units, their improved operating metrics and a generally positive reimbursement environment at both federal and state levels, our pre-tax income from continuing operations in 2004 is expected to be significantly better than we initially anticipated.

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

      On February 3, 2000, we entered into a series of separate agreements with the Office of Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”). Under the civil settlement agreement, we paid the federal government $25.0 million during the first quarter of 2000 and agreed to reimburse the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments ending in the first quarter of 2008. As of December 31, 2003, the present value of the remaining obligation was $61.9 million. As a result of such withholdings, our cash flows from operations were negatively impacted by $18.1 million during the year ended December 31, 2003, and are expected to be negatively impacted at an annual rate of $18.1 million.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      As part of this series of agreements, we entered into a Corporate Integrity Agreement with the OIG. This agreement requires that we monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements of participation in the federal healthcare programs. It also includes functional and training obligations, audit and review requirements and record keeping and reporting requirements. In 2002, certain revisions were made to our Corporate Integrity Agreement to reflect a permanent injunction requiring our nursing facilities in California to conduct additional training programs and to hire an independent quality monitor for our nursing facilities in California, Arizona, Hawaii and Washington to assess our quality care systems. We have divested all of our nursing facilities in Arizona, Washington and Hawaii and a substantial portion of our nursing facilities in California.

      In April 2004, additional revisions were made to our Corporate Integrity Agreement to extend the services of the quality monitor to all of our nursing facilities and to reflect a modification of the requirements under the agreement with respect to training and education. We believe that we are generally in compliance with the requirements of our Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance. If we fail to comply with our Corporate Integrity Agreement, we may be subject to penalties or exclusion from the Medicare and Medicaid programs, which could have an adverse effect on our financial condition and results of operations.

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

      Our liabilities for general, professional and workers’ compensation risk are estimated by our independent actuaries twice a year using the most recent trends of claims, settlements and other relevant data. On an undiscounted basis, these liabilities totaled approximately $206.8 million at March 31, 2004. On our financial statements, these liabilities are discounted at 10% to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge for the three months ended March 31, 2004 of approximately $1.7 million. Based on information provided by our independent actuaries, we estimate our range of discounted exposure for these liabilities to be approximately $154.2 million to $175.0 million. At March 31, 2004, our recorded reserves for these liabilities totaled $161.0 million. We believe adequate

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

provision has been made in our condensed consolidated financial statements for patient care, workers’ compensation and other insurance liabilities.

Stock-Based Awards

      See “Item 1. — Note 7” for a summary of our pro forma net income and diluted net income per share assuming we accounted for all of our outstanding stock options using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Off-Balance Sheet Arrangements

      At March 31, 2004, we had an off-balance sheet financing arrangement of $70.0 million of medium-term notes (“Medium-Term Notes”). These notes are obligations of Beverly Funding Corporation (“BFC”), a non-consolidated bankruptcy remote, qualifying special purpose entity. BFC was formed to acquire, own, hold, and otherwise administer certain accounts receivable originated and sold to it by certain of our operating subsidiaries through February 29, 2004, and to issue beneficial interests in those receivables. Under the terms of the arrangement, certain of our wholly owned operating subsidiaries (groups of nursing facilities within each state that we operate), which are separate legal entities, sold Medicaid and Veterans Administration accounts receivable to Beverly Health and Rehabilitation Services, Inc. (“BHRS”), one of our wholly owned operating subsidiaries. BFC then purchased these receivables under a revolving sales structure from BHRS at a discount of 1%. BFC received its funding from: (1) the issuance of debt to third-party investors; and (2) investments made in BFC by us. At March 31, 2004 and December 31, 2003, BFC held $22.2 million and $76.1 million, respectively, of accounts receivable. The decrease in accounts receivable held by BFC in 2004 from 2003 is due to BFC ceasing to purchase receivables from BHRS on March 1, 2004 in accordance with its Medium-Term Notes agreement. In addition to accounts receivable, BFC also had $80.4 million of cash at March 31, 2004. It is expected that the Medium-Term Notes will be repaid by BFC on June 15, 2004. (See Item 1. — Note 1.)

      We are contingently liable for approximately $13.1 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities and assisted living centers. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $46.6 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded approximately $531,000, included in “Other accrued liabilities” on the condensed consolidated balance sheets, as the estimated fair value of our guarantees.

Operating Results

Reclassification

      Results of operations for the three months ended March 31, 2004 and 2003 reflect certain asset dispositions during 2004 and 2003 as discontinued operations. (See Item 1. — Note 4.) The following discussions of “First Quarter 2004 Compared to First Quarter 2003” reflect this reclassification.

First Quarter 2004 Compared to First Quarter 2003

Results of Operations — Continuing Operations

      We reported income from continuing operations for the first quarter of 2004 of $19.6 million, compared to $157,000 for the same period in 2003. Income from continuing operations for the first quarter of 2004 included

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

special pre-tax charges of $3.4 million for asset impairments and $674,000 for workforce reductions and other unusual items (see Item 1. — Note 3). Income from continuing operations for the first quarter of 2003 included special pre-tax charges of $1.2 million for workforce reductions.

Revenues

      We reported revenues of $527.4 million during the first quarter of 2004, compared to $476.2 million for the same period in 2003. Approximately 92% and 94% of our revenues for the quarters ended March 31, 2004 and 2003, respectively, were derived from services provided by our Nursing Facilities segment. The increase in revenues of $51.2 million for first quarter of 2004, as compared to the same period in 2003, is due to the following:

•	an increase of $34.9 million from facilities we operated during each of the quarters ended March 31, 2004 and 2003 (“same facility operations”);

•	an increase of $11.2 million from growth in AEGIS’ external therapy business;

•	an increase of $4.6 million primarily due to a facility acquisition, the opening of four hospice centers and a start-up business;

•	an increase of $1.8 million from growth in our Home Care segment; and

•	a decrease of $1.3 million due to the closures of certain nursing facilities during 2004 and 2003 not reported as discontinued operations.

      The increase in revenues of $34.9 million from same facility operations for the first quarter of 2004, as compared to the same period in 2003, primarily consists of the following:

•	$15.7 million, $9.6 million and $2.5 million due to an increase in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $4.9 million due to one additional calendar day during the first quarter of 2004, as compared to the same period in 2003;

•	an increase of $2.5 million due to a positive shift in our patient mix;

•	an increase of $1.4 million primarily due to changes in estimates related to prior year cost report settlements;

•	partially offset by $2.8 million due to a decline in same facility census.

Costs and Expenses

      We reported costs and expenses of $495.9 million during the first quarter of 2004 compared to $459.7 million for the same period in 2003. Excluding special pre-tax charges of $4.1 million in 2004 and $1.2 million in 2003, discussed above, our costs and expenses increased $33.3 million, consisting of the following:

•	an increase of $31.9 million in same facility operations;

•	an increase of $3.9 million primarily due to a facility acquisition, the opening of four hospice centers and a start-up business; and

•	a decrease of $2.5 million due to dispositions during 2004 and 2003 not reported as discontinued operations.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The increase in costs and expenses of $31.9 million from same facility operations for the first quarter of 2004, as compared to the same period in 2003, was due primarily to the following:

•	$16.9 million net increase in wages and related expenses primarily due to an increase in our weighted average wage rates and an increase in nursing hours per patient day;

•	$5.5 million increase in our provision for insurance primarily due to an increase in the actuarial estimate of losses and an increase in premiums and related costs;

•	$3.1 million increase in contracted services;

•	$1.5 million increase in depreciation and amortization expense primarily due to capital expenditures; and

•	partially offset by a $2.0 million reduction in associate incentives, primarily due to a change in estimate related to our 2003 associate incentive accruals.

Interest Expense

      Interest expense decreased to $11.9 million for first quarter of 2004, as compared to $16.1 million for the same period in 2003, primarily due to the October 2003 refinancing of our credit facility and senior notes and to the reduction of debt using the proceeds from sales of facilities, clinics and other assets in 2003.

Income Taxes

      We recorded a provision for income taxes of $1.8 million for the three months ended March 31, 2004, including $1.4 million from continuing operations and $423,000 from discontinued operations, primarily related to state income taxes. We decreased our valuation allowance on our deferred tax assets by $23.4 million during the three months ended March 31, 2004 to $145.6 million. This valuation allowance is required under the guidance of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes due to our historical operating performance and our reported cumulative net losses. Our realization of the deferred tax benefits, primarily associated with our net operating losses, is dependent upon our achieving sufficient future pre-tax income. Under federal income tax regulations, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits. However, given the size of our pre-tax losses in prior years, a valuation allowance is considered to be appropriate under the more stringent accounting standards for the realization of these deferred tax benefits, which is contingent upon future income in the near term.

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities and other assets in the three months ended March 31, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of income. Also included in discontinued operations are the gains and losses on sales and exit costs relative to these transactions. Discontinued operations for the three months ended March 31, 2003 also include the results of operations for facilities, clinics and businesses disposed of during 2003.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      A summary of discontinued operations by operating segment for the three months ended March 31, is as follows (in thousands):

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Revenues	$3,301	$148	$2,563	$6,012	$7,889	$8,849	$115,804	$132,542

Operating income (loss)(a)	$153	$(7)	$(378)	$(232)	$323	$(430)	$1,776	$1,669
Gain (loss) on sales and exit costs	—	(17)	4,488	4,471	11,138	(14)	(762)	10,362

Pre-tax income (loss)	$153	$(24)	$4,110	4,239	$11,461	$(444)	$1,014	12,031

Provision for income taxes				423				—

Discontinued operations, net of taxes				$3,816				$12,031

(a)	Includes interest income of $194,000 for 2004 and interest expense of $874,000 for 2003. Also includes depreciation and amortization of $111,000 and $3.7 million for 2004 and 2003, respectively.

Liquidity and Capital Resources

      At March 31, 2004, we had $230.2 million in cash and cash equivalents. We anticipate that $42.4 million of this cash balance, while not legally restricted, will be utilized primarily to fund certain general and professional liabilities and workers’ compensation claims and expenses. At March 31, 2004, we had $39.7 million of unused commitments under our $75.0 million revolving credit facility, with utilization being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. At March 31, 2004, we had positive working capital of $139.6 million reflected on our condensed consolidated balance sheet. Our cash flows consisted of the following for the three months ended March 31 (in thousands):

	2004	2003

Net cash provided by (used for) operating activities	$(36,572)	$11,358
Net cash provided by investing activities	11,726	18,572
Net cash used for financing activities	(3,742)	(23,256)

Net increase (decrease) in cash and cash equivalents	$(28,588)	$6,674

      For the three months ended March 31, 2004, proceeds from dispositions and collections on notes receivable totaling $26.0 million were primarily used to fund capital expenditures of $9.8 million and to pay

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

down debt of $3.6 million. Net cash used for operating activities, under the direct method, for the three months ended March 31, consists of the following (in thousands):

	2004	2003

Cash paid to suppliers and employees	$(504,580)	$(564,084)
Interest paid	(5,218)	(14,633)
Income taxes (paid) refunds received	(2,450)	1,146
Cash received from patients and third-party payors	474,108	587,717
Interest received	1,568	1,212

Net cash provided by (used for) operating activities	$(36,572)	$11,358

      For the three months ended March 31, 2004, the $36.6 million net cash used by operating activities was not caused by operational issues, but was primarily due to a $53.6 million increase in accounts receivable, principally resulting from BFC ceasing to purchase receivables from us. According to the provisions of BFC’s $70.0 million Medium-Term Notes, BFC ceased its daily purchases of accounts receivable from BHRS on March 1, 2004, and will accumulate cash collected on previously purchased receivables in order to make the principal payments on its Medium-Term Notes, which begin in the second quarter of 2004. Based on current collection trends, it is expected that the Medium-Term Notes will be repaid by BFC on June 15, 2004. Collections of BFC receivables that are in excess of the $70.0 million of Medium-Term Notes are expected to be paid to the Company in cash to redeem our investment in BFC during the second quarter of 2004. When the Medium-Term Notes are repaid, BFC will no longer have third-party beneficial owners and is expected to be consolidated with us as of June 2004, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

      With the termination of daily purchases of receivables by BFC from BHRS, accounts receivable on our condensed consolidated balance sheet have increased and have resulted in a use of cash from operating activities on our condensed consolidated statement of cash flows for the first quarter of 2004. These receivables will be collected from the applicable governmental agencies to relieve the aging, but the timing of collections will be longer than when they were being purchased daily by BFC.

      In November 2003, the Board of Directors authorized a stock repurchase program whereby we may repurchase, from time to time on the open market, up to $20.0 million of our outstanding common stock. The stock repurchase program became effective on December 1, 2003 and remains in effect for one year. As of March 31, 2004, no shares had been repurchased under this authorization and any such repurchases will only occur during open trading windows, if at all.

      We expect the successful completion of our divestiture strategy, while resulting in a significant reduction in our revenues, will reduce our patient care liability costs, reduce outstanding debt and strengthen the nursing facility portfolio going forward. Over the next two years, we expect to continue the implementation of initiatives to improve our fundamental business processes and reduce costs throughout the organization. We can give no assurance that we will be able to execute the divestiture strategy in a timely manner at fair values or that we will be able to reduce costs to achieve our objective within the time period projected.

      We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $13.1 million, to make capital additions and improvements of approximately $80.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, to repurchase shares of our common stock and to meet working capital requirements for the twelve months ending March 31, 2005. If cash flows from operations or availability under our existing banking arrangements

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

Obligations and Commitments

      There have been no material changes in the information related to obligations and commitments provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under Item 7, except with respect to our lease guarantees described above in “Off-Balance Sheet Arrangements.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      There have been no material changes in the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under Item 7A, except our collection of $8.3 million of fixed rate notes receivable.

ITEM 4.	CONTROLS AND PROCEDURES.

      We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by SEC Rule 13a-15(b), we have carried out an evaluation as of March 31, 2004, the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION
March 31, 2004
(Unaudited)

ITEM 1.	LEGAL PROCEEDINGS.

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

      The Badger and Richardson actions were ordered to be consolidated as In re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties agreed to stay the consolidated action pending the outcome of the motion to dismiss in a former class action suit. In light of the dismissal of the former class action suit, the Court entered a Scheduling Order dated July 17, 2003, which set a trial date of March 29, 2004, for this case. Defendants filed a motion to renew their motion to dismiss on December 17, 2003. Subsequently, the trial date was postponed based on the mutual agreement of the parties.

      The Derivative Actions each name our directors as defendants, as well as the Company as a nominal defendant. The Lyons action also names as defendants certain of our current and former officers. The Derivative Actions each allege breach of fiduciary duties to the Company and its stockholders as a result of alleged conduct giving rise to the Class Action. The Lyons and Richardson actions also assert claims for abuse of control and constructive fraud arising from the same allegations and the Richardson action also claims unjust enrichment.

      Due to the preliminary state of these actions, we are unable to assess the probable outcome of the cases and can give no assurances of the ultimate impact on our financial position, results of operations and cash flows.

      (b) On August 16, 2002, August 26, 2002, and September 26, 2002, respectively, Ernest Baer v. Beverly Enterprises, Inc., et al. (CIV. No. 02-2190), Stanley V. Kensic v. Beverly Enterprises, Inc., et al. (CIV. No. 02-2193) and Charles Krebs v. Beverly Enterprises, Inc., et al. (CIV. No. 02-2222) were filed in the United States District Court, Western District of Arkansas, Fort Smith Division. These cases were filed as purported securities fraud class actions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.

      These cases separately name Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000 to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. In early March 2003, these cases were consolidated as In re Beverly Enterprises, Inc. Securities Litigation. On April 30, 2003, plaintiffs filed an amended complaint. On May 30, 2003, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed July 11, 2003. The court heard oral arguments on the defendants’ motion on August 28, 2003. On December 23, 2003, the court granted defendants’ motions to dismiss with prejudice and denied plaintiffs’

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
March 31, 2004
(Unaudited)

motion to amend the complaint. Plaintiffs filed a notice of appeal on January 22, 2004. On April 2, 2004, plaintiffs and defendants jointly moved to dismiss the appeal with prejudice and on April 19, 2004, the court dismissed the action.

      (c) On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on our behalf against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that we failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et al. and Flowers v. Floyd, et al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs. On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a scheduling order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190), to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. The court entered a ruling on the defendants’ motion to dismiss in the federal securities class action on December 23, 2003, and the plaintiffs filed a notice of appeal on January 22, 2004. In light of the plaintiffs’ appeal, the parties agreed to a further stay of this derivative action pending resolution of the appeal. The dismissal of the appeal on April 19, 2004, described in paragraph (b) above, began the thirty-day period for plaintiffs to file an amended complaint in the derivative action. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

      (d) In 2002, we notified federal and California healthcare regulatory authorities (Centers for Medicare and Medicaid Services, Office of Inspector General, the California Attorney General’s office and the California Department of Health) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our former medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date Beverly acquired the business unit. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we established a reserve in 2002, included in “Other accrued liabilities” on the consolidated balance sheets in the amount of $18.0 million to cover potential overpayments from government payors for the period from October 1, 1998 to 2002. We have advised regulatory authorities of the results of the accounting firm’s review. On September 15, 2003, we received a subpoena from the United States Attorney’s Office in Oakland, California, requesting the production of additional documents relating to MK Medical’s operations and our review of MK Medical’s claims. We have produced documents in response to this subpoena and continue to cooperate with the government’s request for information. Our liability with respect to this matter could exceed the reserved amount, which continues to be our best estimate of our exposure on this matter. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.

      (e) We are party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. Over the past few years, we have experienced an

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
March 31, 2004
(Unaudited)

increasing trend in the number and severity of the claims asserted against us. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

      (f) There are various other lawsuits and regulatory actions pending against us arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 6(A).     EXHIBITS.

Exhibit
Number

10.1	*	Enhanced Supplemental Executive Retirement Plan, effective as of January 1, 2004
10.2	*	First Amendment to the Executive Deferred Compensation Plan, effective as of March 11, 2004
10.3		Amendment to Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Beverly Enterprises, Inc., dated January 17, 2003
10.4		Amendment to Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Beverly Enterprises, Inc., dated April 19, 2004
15		Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

*	Exhibits 10.1 and 10.2 are compensation plans in which a director or named executive officer participates.

ITEM 6(B).     REPORTS ON FORM 8-K.

      On March 16, 2004, we filed a report on Form 8-K under Item 9, which included a press release announcing that Ivan R. Sabel had been elected to fill a vacant seat on our Board of Directors.

      On March 8, 2004, we filed a report on Form 8-K under Item 9, which included the investor conference call transcript and the transcript of the presentation at the Raymond James Healthcare Conference. Also included was the transcript of the presentation made at the Lehman Brothers Global Healthcare Conference and the press release announcing our expectation for earnings before interest, taxes, depreciation, and amortization for 2004.

      On March 2, 2004, we filed a report on Form 8-K under Item 12, which included a press release announcing our operating results for the 2003 fourth quarter.

      On February 13, 2004, we filed a report on Form 8-K under Item 9, which included press releases announcing that Barbara R. Paul, M.D. will join the company and that Andrea Ludington had been elected Senior Vice President — Professional Services.

      On February 4, 2004, we filed a report on Form 8-K under Item 9, which included a press release announcing that Maria Berthoud will join the Company as Senior Vice President — Government Affairs.

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
March 31, 2004
(Unaudited)

      On February 2, 2004, we filed a report on Form 8-K under Item 9, which included a press release which announced that the acquisition of SunDance Rehabilitation had been terminated.

      On January 6, 2004, we filed a report on Form 8-K under Item 9, which included a press release announcing that AEGIS had agreed to acquire the rehabilitation business from SunDance Rehabilitation. It also included a press release announcing that we had divested or closed eight additional facilities in December.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

By:	/s/ PAMELA H. DANIELS

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer

Dated: May 5, 2004