Form 10-K/A
period 2003-12-31
BEVERLY ENTERPRISES INC
filed 2004-06-14
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/ A

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

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark if Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

      The aggregate market value of the voting and non-voting common stock held by nonaffiliates of Registrant was $368,035,217 as of June 30, 2003.

107,002,792

(Number of shares of common stock outstanding, net of treasury shares, as of May 31, 2004)

      Part III is incorporated by reference from the Proxy Statement for the Annual Stockholders Meeting held on May 20, 2004.

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Annual Report of Form 10-K/ A for the year ended December 31, 2003 (the “Form 10-K/ A”) to amend our Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, to reflect reclassifications to discontinued operations and to modify related disclosures. Where considered appropriate, we have updated other items and disclosures in this Form 10-K/ A. We disposed of certain nursing facilities and a home medical equipment business during the three months ended March 31, 2004, which have been reclassified to discontinued operations for all periods presented in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (“SEC”) reporting requirements. This document includes a Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the amended Consolidated Financial Statements. The filing of this Form 10-K/ A shall not be deemed an admission that the original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

      In this report, when we use words such as “today,” “recently,” “current” or “currently,” or phrases such as “as of the date hereof,” or “as of the date of this report,” we are referring to June 14, 2004, the date we filed this report with the SEC.

FORWARD-LOOKING STATEMENTS

      References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries. In accordance with the SEC “Plain English” guidelines, this Annual Report on Form 10-K/ A has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Beverly Enterprises, Inc. and its wholly owned subsidiaries and not to any other person.

      This Annual Report on Form 10-K/ A, and other information we provide from time to time, contains certain statements that are not historical facts and may be forward-looking statements within the meaning of United States federal securities law. All statements regarding our expected future financial position, results of operations or cash flows, continued performance improvements, ability to service, refinance, replace and comply with our debt obligations, ability to finance growth opportunities, ability to control our patient care liability costs, ability to respond to changes in government regulations, ability to execute our three-year strategic plan, and similar statements including, without limitation, those containing words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions are forward-looking statements. These forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by us in those statements. These risks, uncertainties and other factors include, among others:

•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•	the effects of adopting new accounting standards;

•	the ability to integrate acquisitions and realize synergies and accretion;

•	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of lawsuits brought about by the announcement or settlement of government investigations and the announcement of increases in reserves for patient care liabilities;

•	our ability to predict future reserve levels for patient care and workers’ compensation liabilities;

•	our ability to obtain adequate insurance coverage with financially viable insurance carriers, as well as the ability of our insurance carriers to fulfill their obligations;

•	our ability to execute strategic divestitures in a timely manner at fair values;

•	our ability to improve our fundamental business processes and reduce costs throughout the organization;

•	our ability to attract and retain qualified personnel;

•	the availability and terms of capital to fund acquisitions, capital improvements and ongoing operations;

•	our ability to repurchase our stock and changes in the stock price after any such repurchases;

•	the competitive environment in which we operate;

•	our ability to maintain and increase census (volume of residents) levels; and

•	demographic changes.

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

Operations and Services

      Our business consists principally of providing healthcare services, primarily including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. As of April 30, 2004, we operated 368 nursing facilities with a total of 38,874 licensed beds. Our nursing facilities are located in 23 states and the District of Columbia and range in capacity from 24 to 355 licensed beds. (See Item 2. Properties.) As of April 30, 2004, we also operated 19 assisted living centers containing 526 units, 25 hospice and home care centers and 10 outpatient clinics, and we provided rehabilitation therapy services in 35 states and the District of Columbia.

      Our operations are currently organized into three primary operating segments: Nursing Facilities, Aegis Therapies and Home Care.

      Nursing Facilities. Our Nursing Facilities operations provide long-term healthcare and rehabilitation services through the operation of skilled nursing facilities and assisted living centers and accounted for approximately 92% of our revenues for the three months ended March 31, 2004 and approximately 94% for the year ended December 31, 2003. Our facilities provide residents with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Our skilled nursing staff also provides complex and intensive medical services to residents with higher acuity needs outside the traditional acute-care hospital setting. We have designed our assisted living centers to provide residents with a greater degree of independence while still offering routine services and, if required, limited medical care.

      Aegis Therapies. Our Aegis operations provide rehabilitation therapy services under contract to our nursing facilities, as well as 547 third-party customers as of March 31, 2004, and accounted for approximately 5% of our revenues for the three months ended March 31, 2004 and approximately 4% as of December 31, 2003. Aegis offers occupational, physical and speech therapy services designed to maximize function and independence, assist in recovery from medical conditions and compensate for remaining disabilities.

      Home Care. Our Home Care operations primarily provide hospice services within our nursing facilities, in facilities operated by other healthcare providers and in patients’ homes and accounted for approximately 2% of our revenues for the three months ended March 31, 2004 and the year ended December 31, 2003. Our hospice services include palliative care for terminally ill patients, as well as pastoral, counseling and bereavement services for the families of hospice patients.

      In addition, we derived approximately 1% of our revenues for the three months ended March 31, 2004 from certain new business ventures, including pharmacy consulting services, and the sale of procurement-related services.

Revenue Sources

Overview

      We receive payments for services provided to patients from:

•	each of the states in which our facilities are located under the applicable Medicaid program;

•	the federal government under the Medicare program and the Department of Veterans Affairs; and

•	private and other payors, including commercial insurers and managed care payors.

      The following table sets forth for the periods indicated:

•	nursing facility patient days derived from the indicated sources of payment as a percentage of total nursing facility patient days; and

•	revenues derived from the indicated sources of payment as a percentage of total revenues.

	Medicaid		Medicare		Private and Other

	Patient		Patient		Patient
	Days	Revenues	Days	Revenues	Days	Revenues

Three Months Ended:
March 31, 2004	71%	51%	12%	28%	17%	21%
March 31, 2003	71%	52%	12%	27%	17%	21%
Years Ended:
December 31, 2003	71%	53%	12%	26%	17%	21%
December 31, 2002	71%	53%	11%	27%	18%	20%
December 31, 2001	72%	55%	10%	26%	18%	19%

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

Reimbursement by Medicaid Programs

      Medicaid programs currently exist in all of the 23 states, and the District of Columbia, in which we operate nursing facilities. These programs differ in certain respects from state to state, but they are all subject to federally imposed requirements. At least 50% of the funds available under these programs is provided by the federal government under a matching program.

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

      State Medicaid reimbursement programs vary as to the level of allowable costs that are reimbursed to operators. In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, reimbursements made to a facility that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future reimbursements to the facility and to other facilities owned by the same operator. Still other states reimburse facilities based upon costs from a prior base year, adjusted for inflation. More than 50% of the states we currently operate in have enacted reimbursement programs that are based on patient acuity versus traditional cost-based methodologies. Many other states are actively developing reimbursement systems based on patient acuity or that follow a methodology similar to Medicare’s prospective payment system (“PPS”). We are unable to estimate the ultimate impact of any changes in state reimbursement programs on our future consolidated financial position, results of operations or cash flows.

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

      These add-ons are scheduled to expire when the Centers for Medicare and Medicaid Services (“CMS”) release their refinements to the current RUG payment system. It is expected that these refinements will not be implemented until at least October 1, 2005. We currently generate approximately $35.6 million in annual revenues related to these add-ons. We cannot predict when CMS will release its refinements nor can we predict what their ultimate impact will be on our operating results or cash flows, if any.

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

      CMS implemented two increases in nursing facility Medicare rates effective October 1, 2003. The first increase of 3.26% was a cumulative correction for understated market basket increases that CMS had relied on since 1998. The second increase of 3.0%, which is applied to the Medicare rates subsequent to being adjusted for the 3.26% increase above, was an annual market basket increase for the federal fiscal year beginning October 1, 2003. Based on our volume and mix of Medicare patients during 2003, we estimate that these increases will result in approximately $27.5 million of additional annual revenues, including approximately $13.5 million for the cumulative correction for understated market basket increases and approximately $14.0 million for the annual market basket increase.

      On February 10, 2003, CMS published a proposed rule to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year. Based on our current volume of Medicare bad debts, this proposed rule would reduce our revenues by $1.9 million, $3.8 million and $5.7 million for the first, second and third year, respectively. We cannot currently determine if and when this rule will be implemented.

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

      In February 2000, as part of the settlement of an investigation by the federal government into our allocation of certain costs to the Medicare program, we entered into a Corporate Integrity Agreement with the United States Department of Justice and the Office of Inspector General (the “OIG”). This agreement requires that we monitor our compliance with the requirements of the federal healthcare programs and addresses our obligations to ensure that we comply. It includes our functional and training obligations, audit and review requirements, recordkeeping and reporting requirements, as well as penalties for breach or noncompliance of the agreement. In April 2004, revisions were made to our Corporate Integrity Agreement to extend the services of a quality monitor to all of our nursing facilities and to reflect a modification of the requirements under the agreement with respect to training and education. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance. Failure to comply with the Corporate Integrity Agreement may result in penalties or exclusion from the Medicare and Medicaid programs.

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

      We developed and utilize a program called the “Beverly Quality System” to help ensure quality care is provided in all of our facilities. The program is comprised of four elements: facility-based Quality Assurance and Assessment Committees; Quality Councils; facility performance assessments; and a performance improvement model. All elements of the Beverly Quality System are addressed by a multi-disciplinary team that includes regional and district level business leaders and clinical consultants. Additional consultative support is provided by designated Quality Management Directors within the organization.

      We have analyzed the revised CMS regulations with respect to our programs and facilities, as well as compliance data for the past year. Results of CMS surveys for the past year determined that a significant majority of our nursing facilities surveyed were in substantial compliance with CMS, and specific state, requirements for participation. Our analysis shows that our nursing facilities have improved their survey performance year over year. Although we could be adversely affected if a substantial portion of our programs or facilities were eventually determined not to be in compliance with CMS regulations, we believe our programs and facilities are generally in compliance.

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

      In August 2000, final regulations establishing standards for electronic data transactions and code sets, as required under HIPAA, were released. These standards are designed to allow entities within the healthcare industry to exchange medical, billing and other information and to process transactions in a more timely and cost effective manner. Modifications to the electronic data transactions and code sets standards were issued on February 20, 2003, and further modifications were released March 10, 2003. Subsequently, on July 24, 2003 and September 23, 2003, Congress granted extensions to providers whose Medicare and Medicaid trading partners were not ready to implement these standards. We are already complying with the transactions standards where possible. We will begin operating in a compliant manner with the remaining trading partners as they become ready.

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

Employees and Labor Relations

      At April 30, 2004, we had approximately 35,400 full and part-time employees.

      Approximately 9% of our employees, employed in 71 of our nursing facilities, are represented by various labor unions. Although our facilities have never experienced any material work stoppages and we believe that our relations with employees and labor organizations are generally good, we cannot predict the effect continued union representation or organizational activities will have on our future operations.

      A national shortage of nurses and other trained personnel and general inflationary pressures have required us to adjust our wage and benefits packages in order to compete for qualified personnel. For the three months ended March 31, 2004, labor costs accounted for approximately 54% of the operating expenses of our Nursing Facilities segment, 92% of our Aegis segment and 59% of our Home Care segment. We compete with other healthcare providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. We are not currently facing a staffing shortage in all markets where we operate; however, in certain markets with shortages of healthcare workers we have used high-cost temporary help to supplement staffing levels. We are addressing our staffing challenges through recruiting and retention programs and training initiatives. However, these programs and initiatives may not stabilize or improve our ability to attract and retain these personnel. Our inability to control labor availability and costs could have an adverse effect on our future operating results.

Executive Officers

      The following table sets forth the name, position and age of each of our executive officers. Each executive officer is elected or appointed by the Board of Directors. The executive officers as of May 31, 2004, are as follows:

Name	Position	Age

William R. Floyd	Chairman of the Board, President, Chief Executive Officer and Director	59
Douglas J. Babb	Executive Vice President, Chief Administrative and Legal Officer and Secretary	52
David R. Devereaux	Chief Operating Officer — Nursing Facilities	42
Jeffrey P. Freimark	Executive Vice President, Chief Financial and Information Officer	49
Cindy H. Susienka	Executive Vice President and President — Aegis Therapies and Home Care	44
Patrice K. Acosta	Senior Vice President — Quality of Life Programs	48
Pamela H. Daniels	Senior Vice President, Controller and Chief Accounting Officer	40
Lawrence Deans	Senior Vice President — Human Resources	52
James M. Griffith	Senior Vice President — Investor Relations and Corporate Communications	61
Patricia C. Kolling	Senior Vice President — Compliance	57
Andrea J. Ludington	Senior Vice President — Professional Services	58
Blaise J. Mercadante	Senior Vice President — Marketing and New Business Innovation	50
Barbara R. Paul	Senior Vice President and Chief Medical Officer	50
Harold A. Price	Senior Vice President — Sales and Business Development	54
Richard D. Skelly, Jr.	Senior Vice President and Treasurer	44
Chris W. Roussos	President — Ceres Purchasing Solutions	39

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

      Ms. Ludington joined us in 1999 as Regional Director of Professional Services. She was elected Senior Vice President of Professional Services in 2004.

      Mr. Mercadante joined us in January 2002 as Senior Vice President — Marketing and New Business Innovation. From 1999 to 2002, he was President of Blazing Insights Group, and from 1996 to 1999, he was Executive Vice President — Marketing at Universal Studios.

      Ms. Paul joined us in March 2004 as Chief Medical Officer. From 1999 to 2004, she was director of the Quality Measurement and Health Assessment Group for CMS at HHS.

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

      Mr. Roussos joined us in August 2001 as a management designee of our former Matrix segment. He was elected President of Matrix in February 2002 and President of Ceres Purchasing Solutions in October 2002. From 2000 to 2001, he was Division General Manager of American Homestar, and from 1996 to 2000, he was General Manager of Fleetwood Enterprises.

Risks Relating to Our Company

Our substantial indebtedness could adversely affect our financial health.

      We have a significant amount of indebtedness. At March 31, 2004, we had total indebtedness on our consolidated balance sheet of $562.6 million. On March 31, 2004, our consolidated balance sheet also included a liability of $58.4 million, representing the present value of the remaining obligation we owe to the federal government under a civil settlement agreement. In addition, at March 31, 2004, we had $70.0 million of off-balance sheet obligations. Our level of indebtedness has declined significantly over the last two years. The reduction in these obligations was primarily accomplished through the use of proceeds from divestitures and cash generated from the collection of accounts receivable. We expect to continue to reduce our indebtedness through cash on hand, cash generated by operations and proceeds from selected divestitures of non-strategic assets.

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

      We may be able to incur substantial additional indebtedness in the future. The terms of our existing debt instruments and the indentures relating to our public notes do not fully prohibit us from doing so. As of March 31, 2004, we were able to borrow up to $75.0 million of revolving credit under our senior credit facility ($35.3 million of which availability at March 31, 2004 was being used for letters of credit). If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

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

      At March 31, 2004, we had cash and cash equivalents totaling $230.2 million and availability under our revolving credit facility of $39.7 million. We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $13.1 million, to make normal recurring annual capital additions and improvements of $80.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending March 31, 2005.

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

      For the three months ended March, 31, 2004, 51%, 28% and 21% of our revenues were derived from Medicaid, Medicare and private and other sources, respectively. Changes in the reimbursement policies of the Medicare or Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have an adverse effect on our consolidated financial position, results of operations and cash flows.

      We have experienced an increase in our state Medicaid rates averaging 6.3% for the three months ended March 31, 2004, over the same period in 2003, and 4.6%, 3.6% and 6.7% for the years ended December 31, 2003, 2002 and 2001, respectively. However, in the past, states have curtailed their Medicaid payments as a result of budget considerations. Curtailments of Medicaid funding by a state can affect long-term care providers and/or other non-eldercare providers in that state. Currently, several states in which we operate are experiencing deficits in their fiscal operating budgets. There can be no assurance that those states in which we operate that are experiencing budget deficits, as well as other states in which we operate, will not reduce payment rates.

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

      On February 10, 2003, CMS published a proposed rule to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year. Based on our current volume of Medicare bad debts, this proposed rule would reduce our revenues by $1.9 million, $3.8 million and $5.7 million for the first, second and third year, respectively. We cannot currently determine if and when this rule will be implemented.

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

      We also have initiated several strategic and tactical actions to mitigate the impact of these rising costs. In late 2002, we identified those nursing facilities that represented a disproportionately high share of projected patient care liability costs. In early 2003, we began implementing a strategy to divest, over a two-year period, properties that accounted for approximately 50% of our annual patient care liability costs projected at that time. We upgraded our risk management and litigation functions, and adopted a more coordinated and aggressive legal defense strategy. We began using voluntary arbitration agreements in most of our nursing facilities and improved communications with residents and their families to resolve issues before they reach litigation. In addition, we remain committed to continually improving the quality of care we provide, adopting clinical performance indicators to evaluate the care at each facility and including quality care as a significant component of incentive compensation at the facility, regional and corporate levels. If patient care claims continue to increase in number and size, our future financial condition and results of operations may be adversely affected.

Insurance coverage is becoming increasingly expensive and difficult to obtain for long-term care companies, and our insurance carriers could become insolvent and unable to reimburse us.

      Primarily as a result of patient care liability costs for long-term care providers, insurance companies are ceasing to insure long-term care companies, or severely limiting their capacity to write long-term care general and professional liability insurance. In addition, in the wake of the September 11, 2001 events, reduced overall insurance capacity and increasing insurance company losses, the insurance environment in general has become unstable, making it increasingly difficult to obtain coverage for patient care liabilities and certain other risks. When insurance coverage is available, insurance carriers are typically requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage. This has been the case for most insurance coverages, including workers’ compensation, employee healthcare and patient care liability. We have experienced higher premiums and retention levels in the past. Our insurance covering patient care liability and workers’ compensation was renewed in the second quarter of 2004 with retention levels remaining consistent and premiums being generally the same or less than the prior year. However, we cannot assure you that we will be able to renew our insurance coverages in future years on terms as favorable as those we currently have.

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

      On February 3, 2000, we entered into a series of separate agreements with the OIG of HHS. Under the civil settlement agreement, we paid the federal government $25.0 million during the first quarter of 2000 and agreed to reimburse the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments ending in the first quarter of 2008. As of March 31, 2004, the present value of the remaining obligation was $58.4 million. As a result of such withholdings, our cash flows from operations were negatively impacted by $4.9 million for the three months ended March 31, 2004, and $18.1 million during the year ended December 31, 2003, and are expected to be negatively impacted at an annual rate of $18.1 million.

      As part of this series of agreements, we entered into a Corporate Integrity Agreement with the OIG. This agreement requires that we monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements of participation in the federal healthcare programs. It also includes functional and training obligations, audit and review requirements and record keeping and reporting requirements. In 2002, certain revisions were made to our Corporate Integrity Agreement to reflect a permanent injunction requiring our nursing facilities in California to conduct additional training programs and to hire an independent quality monitor for our nursing facilities in California, Arizona, Hawaii and Washington to assess our quality care systems. By March 31, 2004, we had divested all of our nursing facilities in Arizona, Washington and Hawaii and a substantial portion of our nursing facilities in California. In April 2004, additional revisions were made to our Corporate Integrity Agreement to extend the services of the quality monitor to all of our nursing facilities and to reflect a modification of the requirements under the agreement with respect to training and education. We believe that we are generally in compliance with the requirements of our Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance. If we fail to comply with our Corporate Integrity Agreement, we may be subject to penalties or exclusion from the Medicare and Medicaid programs, which could have an adverse effect on our financial condition and results of operations.

We are subject to material litigation.

      We are, and may in the future be, subject to litigation which, if determined adversely against us, could have a material adverse effect on our business, financial condition and results of operations. (See Item 3. Legal Proceedings.)

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

Available Information

      Our website, www.beverlycares.com, provides access, free of charge, to our SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable. In addition, our corporate governance guidelines, code of conduct, code of ethics for senior financial officers, Audit and Compliance Committee Charter and Nominating and Compensation Committee Charter will be available on this website and in print to any shareholder who request them.

      You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

ITEM 2.	PROPERTIES.

      On April 30, 2004, we operated 368 nursing facilities, 19 assisted living centers, 25 hospice and home care centers and 10 outpatient clinics in 25 states and the District of Columbia. Most of our 96 leased nursing facilities are subject to “net” leases which require us to pay all taxes, insurance and maintenance costs. Most of these leases have original terms from ten to fifteen years and contain at least one renewal option. Renewal options typically extend the original terms of the leases by five to fifteen years. Many of these leases also contain purchase options. We consider our physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of our nursing facilities and assisted living centers are included in the collateral securing our obligations under various debt agreements. (See Item 8. — Note 9.)

      The following is a summary of our nursing facilities, assisted living centers, hospice and home care centers and outpatient clinics at April 30, 2004:

	Nursing Facilities
			Assisted
			Living Centers		Hospice
		Total			and Home
		Licensed		Total	Care	Outpatient
Location	Number	Beds	Number	Units	Centers	Clinics

Alabama	14	1,669	—	—	—	—
Arkansas	29	3,572	2	48	—	—
California	25	2,405	—	—	2	—
District of Columbia	1	355	—	—	—	—
Georgia	13	1,595	2	72	1	—
Illinois	3	275	—	—	—	—
Indiana	27	3,221	—	—	1	—
Iowa	—	—	—	—	1	—
Kansas	19	1,175	—	—	—	—
Kentucky	8	1,039	—	—	—	—
Maryland	4	585	1	19	—	—
Massachusetts	18	2,048	—	—	—	—
Minnesota	29	2,353	1	16	—	—
Mississippi	10	1,149	—	—	—	—
Missouri	18	1,728	3	105	2	—
Nebraska	24	2,045	1	19	3	—
New Jersey	1	140	—	—	—	—
North Carolina	10	1,278	—	—	1	10
Ohio	9	1,222	—	—	—	—
Pennsylvania	42	4,769	3	72	8	—
South Dakota	17	1,167	1	36	—	—
Tennessee	5	555	2	55	—	—
Texas	—	—	—	—	3	—
Virginia	14	1,840	3	84	—	—
West Virginia	3	310	—	—	—	—
Wisconsin	25	2,379	—	—	3	—

	368	38,874	19	526	25	10

Classification

Owned	272	28,315	17	425	—	—
Leased	96	10,559	2	101	25	10

	368	38,874	19	526	25	10

ITEM 3.	LEGAL PROCEEDINGS.

      (a) As previously reported, the following derivative lawsuits have been filed in the state court of Arkansas, as well as the federal district court in Arkansas, assertedly on our behalf (collectively, the “Derivative Actions”):

•	Norman M. Lyons v. David R. Banks, et. al., Case No. OT99-4041, was filed in the Chancery Court of Pulaski County, Arkansas (4th Division) on or about July 29, 1999, and the parties filed an Agreed Motion to Stay the proceedings on January 17, 2000;

•	Badger v. David R. Banks, et. al., Case No. LR-C-99-881, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 30, 1999; and

•	Richardson v. David R. Banks, et. al., Case No. LR-C-99-826, was filed in the United States District Court for the Eastern District of Arkansas (Western Division) on November 4, 1999.

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

      The Badger and Richardson actions were ordered to be consolidated as In re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties agreed to stay the consolidated action pending the outcome of the motion to dismiss in a former class action suit. In light of the dismissal of the former class action suit, the Court entered a Scheduling Order dated July 17, 2003, which set a trial date of March 29, 2004, for this case. Defendants filed a motion to renew their motion to dismiss on December 17, 2003. Subsequently, the trial date was postponed based on the mutual agreement of the parties. The parties have agreed on a settlement in principle for these actions, which provides that we will incorporate various corporate governance practices that are consistent with our policies. In addition, the directors and officers’ liability insurance carriers, on behalf of the individual defendants, will pay no more than $375,000 for plaintiffs’ attorney’s fees.

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

      (c) On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et. al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on our behalf against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that we failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et. al. and Flowers v. Floyd, et. al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs.

      On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a Scheduling Order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190), to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. The court entered a ruling on the defendants’ motion to dismiss in the federal securities class action on December 23, 2003, and the plaintiffs filed a notice of appeal on January 22, 2004. In light of the plaintiffs’ appeal, the parties agreed to a further stay of this derivative action pending resolution of the appeal. The dismissal of the appeal on April 19, 2004, described in paragraph (b) above, began the thirty-day period for plaintiffs to file an amended complaint in the derivative action, which they declined to do. Defendants’ response to the complaint is currently due on June 19, 2004. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

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

	Prices

	High	Low

2002
First Quarter	$9.50	$5.66
Second Quarter	9.18	6.95
Third Quarter	7.95	1.90
Fourth Quarter	3.89	1.60
2003
First Quarter	$3.00	$1.63
Second Quarter	4.30	1.80
Third Quarter	6.99	3.71
Fourth Quarter	8.60	5.06
2004
First Quarter	$8.96	$5.84
Second Quarter (through June 8)	8.85	5.83

      On May 31, 2004, there were 4,950 record holders of our common stock.

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

	At or for the Years Ended December 31,

	2003(1)	2002(1)	2001(1)	2000(1)	1999(1)

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,979,759	$1,941,313	$2,127,795	$2,062,229	$1,945,404
Costs and expenses:
Wages and related	1,178,926	1,168,789	1,300,527	1,274,071	1,230,574
Provision for insurance and related items	125,871	93,657	82,286	107,258	78,740
Other operating and administrative	524,785	513,789	560,424	590,364	519,445
Depreciation and amortization	59,318	65,927	66,952	73,919	74,679
Florida insurance reserve adjustment	—	22,179	—	—	—
Special charge and adjustment related to California investigation settlement	(925)	6,300	—	—	—
Special charges and adjustments related to settlements of federal government investigations	—	(9,441)	77,495	—	202,447
Asset impairments, workforce reductions and other unusual items	5,596	54,829	182,028	16,895	23,177
Year 2000 remediation	—	—	—	—	12,402

Total costs and expenses	1,893,571	1,916,029	2,269,712	2,062,507	2,141,464

Income (loss) before other income (expenses)	86,188	25,284	(141,917)	(278)	(196,060)
Other income (expenses):
Interest expense	(63,904)	(63,226)	(75,035)	(75,678)	(69,011)
Costs related to early extinguishments of debt	(6,634)	—	—	(354)	(619)
Interest income	5,365	4,690	2,916	2,485	4,198
Net gains (losses) on dispositions	422	2,149	696	2,433	(4,007)
Gains on sales of equity investments	6,686	—	256	1,477	—

Total other expenses, net	(58,065)	(56,387)	(71,167)	(69,637)	(69,439)

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	28,123	(31,103)	(213,084)	(69,915)	(265,499)
Provision for (benefit from) income taxes	5,069	6,085	60,132	(25,450)	(100,185)

Income (loss) before discontinued operations and cumulative effect of change in accounting for goodwill	23,054	(37,188)	(273,216)	(44,465)	(165,314)
Discontinued operations, net of taxes of 2003 — $3,378; 2002 — $0; 2001 — $1,256; 2000 — $3,188; and 1999 — $21,106	57,414	(31,731)	(28,056)	(10,037)	30,667
Cumulative effect of change in accounting for goodwill, net of income taxes of $0(2)	—	(77,171)	—	—	—

Net income (loss)	$80,468	$(146,090)	$(301,272)	$(54,502)	$(134,647)

Basic and diluted net income (loss) per share of common stock:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.22	$(0.36)	$(2.63)	$(0.43)	$(1.61)
Discontinued operations, net of taxes	0.53	(0.29)	(0.27)	(0.10)	0.30
Cumulative effect of change in accounting for goodwill, net of taxes	—	(0.74)	—	—	—

Net income (loss) per share of common stock	$0.75	$(1.39)	$(2.90)	$(0.53)	$(1.31)

Shares used to compute basic net income (loss) per share	106,582	104,726	104,037	102,452	102,491

Shares used to compute diluted net income (loss) per share	106,920	104,726	104,037	102,452	102,491

Other Financial Data:
Cash flow from operations	$69,861	$116,633	$220,897	$37,010	$189,141
Capital expenditures	43,984	100,103	89,401	76,027	95,414
Consolidated Balance Sheet Data:
Total assets	$1,346,421	$1,349,895	$1,681,070	$1,875,993	$1,982,880
Current portion of long-term debt	13,354	41,463	64,231	227,111	34,052
Long-term debt, excluding current portion	552,873	588,714	677,442	564,247	746,164
Total stockholders’ equity	238,186	153,472	296,497	583,993	641,124
Other Data:
Average occupancy(3)	88.2%	87.9%	86.6%	86.5%	86.7%

(1)	The operations of Matrix, MK Medical, Care Focus, 84 nursing facilities and seven assisted living centers have been reclassified as discontinued operations for all periods presented, including four nursing facilities and a home medical equipment business disposed of during the three months ended March 31, 2004, since they met the applicable criteria under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(2)	Includes a $77.2 million goodwill impairment charge relating to the 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(3)	Calculated by dividing the nursing facilities’ actual patient days by available patient days from continuing operations. Available patient days are calculated by multiplying total calendar days by the number of beds that are operationally ready for use.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

      Our business consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. As of April 30, 2004, we operated 368 nursing facilities with a total of 38,874 licensed beds. Our nursing facilities are located in 23 states and the District of Columbia and range in capacity from 24 to 355 licensed beds. As of April 30, 2004, we also operated 19 assisted living centers containing 526 units, 25 hospice and home care centers, and 10 outpatient clinics. Our operations also include rehabilitation therapy services in 35 states and the District of Columbia.

Operations and Services

      Our operations are currently organized into three primary operating segments: Nursing Facilities, Aegis Therapies and Home Care.

      Nursing Facilities. Our Nursing Facilities’ operations provide long-term healthcare and rehabilitation services through the operation of skilled nursing facilities and assisted living centers and accounted for approximately 92% of our revenues for the three months ended March 31, 2004 and approximately 94% for the year ended December 31, 2003. Our facilities provide residents with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Our skilled nursing staff also provides complex and intensive medical services to residents with higher acuity needs outside the traditional acute-care hospital setting. We have designed our assisted living centers to provide residents with a greater degree of independence while still offering routine services and, if required, limited medical care.

      Aegis Therapies. Our Aegis operations provide rehabilitation therapy services under contract to our nursing facilities, as well as 547 third-party customers as of March 31, 2004, and accounted for approximately 5% of our revenues for the three months ended March 31, 2004 and approximately 4% as of December 31, 2003. Aegis offers occupational, physical and speech therapy services designed to maximize function and independence, assist in recovery from medical conditions and compensate for remaining disabilities.

      Home Care. Our Home Care operations primarily provide hospice services within our nursing facilities, in facilities operated by other healthcare providers and in patients’ homes and accounted for approximately 2% of our revenues for the three months ended March 31, 2004 and the year ended December 31, 2003. Our hospice services include palliative care for terminally ill patients, as well as pastoral, counseling and bereavement services for the families of hospice patients.

      In addition, we derived approximately 1% of our revenues for the three months ended March 31, 2004 from certain new business ventures, including pharmacy consulting services, and the sale of procurement-related services.

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

      On February 3, 2000, we entered into a series of separate agreements with the Office of Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”). Under the civil settlement agreement, we paid the federal government $25.0 million during the first quarter of 2000 and agreed to reimburse the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments ending in the first quarter of 2008. As of March 31, 2004, the present value of the remaining obligation was $58.4 million. As a result of such withholdings, our cash flows from operations were negatively impacted by $4.9 million for the three months ended March 31, 2004, and $18.1 million during the year ended December 31, 2003, and are expected to be negatively impacted at an annual rate of $18.1 million.

      As part of this series of agreements, we entered into a Corporate Integrity Agreement with the OIG. This agreement requires that we monitor, on an ongoing basis, our compliance with the requirements of the federal healthcare programs. This agreement addresses our obligations to ensure that we comply with the requirements of participation in the federal healthcare programs. It also includes functional and training obligations, audit and review requirements and record keeping and reporting requirements. In 2002, certain revisions were made to our Corporate Integrity Agreement to reflect a permanent injunction requiring our nursing facilities in California to conduct additional training programs and to hire an independent quality monitor for our nursing facilities in California, Arizona, Hawaii and Washington to assess our quality care systems. By March 31, 2004, we had divested all of our nursing facilities in Arizona, Washington and Hawaii and a substantial portion of our nursing facilities in California. In April 2004, additional revisions were made to our Corporate Integrity Agreement to extend the services of the quality monitor to all of our nursing facilities and to reflect a modification of the requirements under the agreement with respect to training and education.

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

Critical Accounting Policies

      The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Certain risks related to these critical accounting policies are described in the following paragraphs.

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

      As adjustments to recorded revenues become known or as cost reporting years are no longer subject to audits, reviews or investigations, the amounts of our revenues and receivables are revised. Our revenues are reported at their estimated net realizable amounts, and we believe adequate provision has been made to reflect any adjustments that could result from audits of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. Changes in estimates related to third party receivables resulted in an increase in revenues of approximately $8.7 million and $745,000 for the years ended December 31, 2003 and 2002, respectively, and a decrease in revenues of approximately $2.0 million for the year ended December 31, 2001.

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

      Our provisions for bad debts represented 1.1%, 2.9% and 2.1% of revenues from continuing operations for the years ended December 31, 2003, 2002 and 2001, respectively. Our allowance for doubtful accounts represented approximately 17% and 20% of patient accounts receivable at December 31, 2003 and 2002, respectively. Our allowance for doubtful accounts represented 127% and 121% of accounts over 180 days old as of December 31, 2003 and 2002, respectively. Accounts receivable for our Nursing Facilities segment have continued to decline in 2003, our aging of receivables has improved and our cash collections continue to be in line with, or ahead of, our generated revenues. These factors have led to a decrease in our provision for bad debts and a reduction in our allowance for doubtful accounts in 2003. We believe adequate provision has been made for receivables that may prove to be uncollectible.

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

Asset Impairments

      We recorded pre-tax asset impairment charges from continuing operations of $2.1 million, $49.9 million and $98.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. We also recorded impairments of goodwill of $77.2 million in 2002 as the cumulative effect of an accounting change in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). We evaluate our long-lived assets for impairment whenever indicators of impairment exist, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). These indicators of impairment can include, but are not limited to, the following:

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

Off-Balance Sheet Arrangements

      At March 31, 2004, we had an off-balance sheet financing arrangement of $70.0 million of medium-term notes (“Medium-Term Notes”). These notes are obligations of Beverly Funding Corporation (“BFC”), a non-consolidated bankruptcy remote, qualifying special purpose entity. BFC was formed to acquire, own, hold, and otherwise administer certain accounts receivable originated and sold to it by certain of our operating subsidiaries through February 29, 2004, and to issue beneficial interests in those receivables. Under the terms of the arrangement, certain of our wholly owned operating subsidiaries (groups of nursing facilities within each state that we operate), which are separate legal entities, sold Medicaid and Veterans Administration accounts receivable to Beverly Health and Rehabilitation Services, Inc. (“BHRS”), one of our wholly owned operating subsidiaries. BFC then purchased these receivables under a revolving sales structure from BHRS at a discount of 1%. BFC received its funding from: (1) the issuance of debt to third-party investors; and (2) investments made in BFC by us. At March 31, 2004 and December 31, 2003, BFC held $22.2 million and $76.1 million, respectively, of accounts receivable. The decrease in accounts receivable held by BFC in 2004 from 2003 is due to BFC ceasing to purchase receivables from BHRS on March 1, 2004 in accordance with its Medium-Term Notes agreement. In addition to accounts receivable, BFC also had $80.4 million of cash at March 31, 2004. The Medium-Term Notes mature in 2005; however, according to the provisions of the notes, principal payments on these obligations are calculated based on quarterly collections of the underlying receivables. It is expected that the Medium-Term Notes will be repaid by BFC on June 15, 2004. (See Item 8. — Note 1.)

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

      Our investment in BFC of $32.2 million and $31.3 million at March 31, 2004 and December 31, 2003, respectively, has been recorded as a current asset in our consolidated balance sheet. The investment is recorded at its estimated fair value and is subject to periodic review for other than temporary impairment. The fair value is determined by discounting the expected future cash flows of the underlying receivables purchased and held by BFC at discount rates that reflect the projected payment terms and the credit risk of the receivables. We regularly update our fair value analysis for changes in timing and amount of expected future collections of the receivables. The carrying value of our investment is written down when the analysis indicates that the investment is other than temporarily impaired. Our total investments in BFC have been adjusted from their initial value of $35.0 million due to cumulative credit losses incurred by BFC associated with the purchased receivables since June 1999. We believe the carrying value of our asset will be fully realized upon the maturity and repayment of the Medium-Term Notes and collection of the excess receivables. We monitor this off-balance sheet obligation throughout the year and believe the obligation and any related assets should not be included in our consolidated financial statements under current generally accepted accounting principles.

      As of March 31, 2004 and December 31, 2003, we were contingently liable for approximately $13.1 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities and assisted living centers. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $46.6 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded approximately $531,000, included in “Other accrued liabilities” on the condensed consolidated balance sheets, as the estimated fair value of our guarantees.

Operating Results

Reclassification

      Results of operations for the years ended December 31, 2003, 2002 and 2001 reflect asset dispositions during 2003 and for the three months ended March 31, 2004, as discontinued operations. The following discussions of “2003 Compared to 2002” and “2002 Compared to 2001” reflect this reclassification.

2003 Compared to 2002

Results of Operations — Continuing Operations

      We reported net income from continuing operations for the year ended December 31, 2003 of $23.1 million, compared to a net loss from continuing operations of $37.2 million for the year ended

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

      Net loss from continuing operations for 2002 included pre-tax charges totaling $73.9 million, including $54.8 million for asset impairments, exit costs and workforce reductions, $22.2 million for the Florida insurance reserve adjustment, $6.3 million for the California investigation settlement, offset by a decrease of $9.4 million in reserves established in connection with previous settlements of Federal government investigations. (See “2002 Compared to 2001.”)

Costs Related to Early Extinguishments of Debt

      During the fourth quarter of 2003, we entered into a $210.0 million senior credit facility and issued $115.0 million of 2.75% convertible subordinated notes. The net proceeds from these transactions were used to pay off our 9% senior notes and certain mortgages, bonds and other debt obligations. In conjunction with these transactions, we wrote off $3.9 million of deferred financing costs related to our former credit facility, the 9% senior notes and the other debt obligations. We also paid a prepayment premium of $2.7 million related to the early extinguishment of the 9% senior notes.

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

Revenues

      We reported revenues of $1,979.8 million during the year ended December 31, 2003, compared to $1,941.3 million for the same period in 2002. Approximately 94% and 95% of our revenues for the years ended December 31, 2003 and 2002, respectively, were derived from services provided by our Nursing Facilities segment. The increase in revenues of $38.5 million for the year ended December 31, 2003, as compared to the same period in 2002, is due to the following:

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

      The increase in revenues of $44.4 million from same facility operations for the year ended December 31, 2003, as compared to the same period in 2002, was primarily due to the following:

•	$56.3 million due to an increase in Medicaid and private payment rates;

•	$9.2 million due to a positive shift in our patient mix primarily from private to Medicare;

•	$6.1 million adjustment related to favorable prior year cost report settlements;

•	$7.0 million due to an increase in average daily census in our Home Care segment;

•	partially offset by a decrease of $13.6 million in Medicare payment rates. Effective October 1, 2002, certain Medicare add-on payments were eliminated when the federal government did not pass legislation to restore the funding. The impact of these eliminations was partially offset by a 6.26% increase in Medicare rates effective October 1, 2003;

•	a decrease of $12.0 million due to a decline in same facility census; and

•	$8.6 million due to a decrease in various other items.

Costs and Expenses

      We reported costs and expenses of $1,893.6 million during the year ended December 31, 2003, compared to $1,916.0 million for the same period in 2002. Excluding special pre-tax charges of $4.7 million in 2003 and $73.9 million in 2002, discussed above, our costs and expenses increased $46.8 million, consisting of the following:

•	an increase of $75.3 million in same facility operations;

•	an increase of $12.0 million due to a facility acquisition, and the opening of a newly constructed facility and three hospice and home care centers and two start-up businesses;

•	partially offset by a decrease of $40.5 million due to dispositions during 2002 not reported as discontinued operations.

      The increase in costs and expenses of $75.3 million from same facility operations for the year ended December 31, 2003, as compared to the same period in 2002, was due primarily to the following:

•	$51.9 million of additional wages and related expenses primarily due to an increase in our weighted average wage rate, an increase in nursing hours per patient day and an increase in associate incentives;

•	$32.2 million increase in our provision for insurance and related items, as discussed below;

•	$5.4 million due to an increase in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment;

•	partially offset by an $18.2 million decrease in our provision for reserves on accounts and notes receivable due to improvements in the timing and amount of collections, as well as the collection of certain accounts that had previously been fully reserved; and

•	$3.7 million decrease in depreciation and amortization expense due to the impact of asset impairments recorded in the fourth quarter of 2002.

      Our provision for insurance and related items for continuing operations increased during 2003, as compared to 2002, primarily due to the following:

•	an increase in fixed premiums and related costs for general and professional liabilities, directors’ and officers’ insurance and workers’ compensation;

•	2002 accruals for patient care liability costs were low due to aggregate limits on our insurance policies in place for a portion of 2002. Such aggregate limits were reached during 2001 due to the sale of our Florida facilities; and

•	an increase in the actuarial projection of patient care liability claims.

      We adjust our accruals for prior policy-year patient care and workers’ compensation liabilities and our accrual of expected losses for the current year based primarily on actuarial studies conducted twice per year. Adjustments to premiums and other costs are recorded as incurred.

Income Taxes

      We recorded a provision for income taxes, including $5.1 million from continuing operations and $3.4 million from discontinued operations for the year ended December 31, 2003, primarily related to state income taxes. We decreased our valuation allowance on our deferred tax assets by $30.1 million during 2003 to $169.1 million as of December 31, 2003. This valuation allowance is required under the guidance of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) due to our historical operating performance and our reported cumulative net losses. Our realization of the deferred tax benefits, primarily associated with our net operating losses, is dependent upon our achieving sufficient future pre-tax income. Under federal income tax regulations, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits. However, given the size of our pre-tax losses in prior years, a valuation allowance was considered to be appropriate under the more stringent accounting standards for the realization of these deferred tax benefits, which is contingent upon future income in the near term.

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

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities, clinics and other assets during 2003 and for the three months ended March 31, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the consolidated statements of operations. A summary of discontinued operations by operating segment for the years ended December 31 is as follows (in thousands):

	2003				2002

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Revenues(1)	$18,550	$20,395	$338,181	$377,126	$86,109	$20,894	$471,151	$578,154

Operating income (loss)(1)(2)	$749	$(2,446)	$62	$(1,635)	$810	$(31,057)	$29,575	$(672)
Gain (loss) on sales and exit costs	11,120	1,557	67,113	79,790	(1,001)	(1,257)	(114)	(2,372)
Impairments and other unusual items(3)	—	(540)	(16,823)	(17,363)	230	(4,239)	(24,678)	(28,687)

Pre-tax income (loss)	$11,869	$(1,429)	$50,352	60,792	$39	$(36,553)	$4,783	(31,731)

Provision for state income taxes				3,378				—

Discontinued operations, net of taxes				$57,414				$(31,731)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. MK Medical was part of our Home Care segment.

(2)	Includes net interest expense of $2.2 million and $3.5 million for 2003 and 2002, respectively. Also includes depreciation and amortization of $10.3 million and $23.0 million for 2003 and 2002, respectively.

(3)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on disposed nursing facilities. Includes an accrual of $1.0 million in 2002 for legal and related fees associated with the MK Medical estimated overpayment issue, and asset impairment charges related to certain nursing facilities and our MK Medical business unit.

     We recognized net gains on sales of $67.1 million in discontinued operations related to divestitures of certain nursing facilities and assisted living centers during the year ended December 31, 2003. During 2002, we recognized asset impairment charges on certain of these divested facilities, amounting to $24.7 million. These impairments were precipitated by an estimated decline in future cash flows, primarily associated with Medicare funding reductions. Of the divested nursing facilities that incurred impairment charges in 2002, we recognized net losses on sales of $5.3 million.

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

2002 Compared to 2001

Results of Operations — Continuing Operations

      We reported a net loss from continuing operations of $37.2 million for the year ended December 31, 2002, compared to a net loss from continuing operations of $273.2 million for the year ended December 31, 2001. The net loss from continuing operations for 2002 included special pre-tax charges totaling $73.9 million, including:

•	$54.8 million for asset impairments, workforce reductions and other unusual items;

•	$22.2 million for the Florida insurance reserve adjustment (See “Costs and Expenses”);

•	$6.3 million for the California investigation settlement and related costs;

•	partially offset by a decrease of $9.4 million in reserves established in conjunction with previous settlements of federal government investigations.

      The $54.8 million for asset impairments, workforce reductions and other unusual items includes the following:

•	$49.9 million write-down of property and equipment on certain assets of the Nursing Facilities segment;

•	$8.5 million of workforce reductions (see below); and

•	$3.0 million adjustment to asset impairments and approximately $600,000 reversal of workforce reduction charges recorded in 2001, which were no longer needed.

      The net loss from continuing operations for 2001 included special pre-tax charges totaling $259.5 million, primarily including $155.7 million for asset impairments and exit costs, $24.2 million for workforce reductions and $77.5 million related to a settlement with the federal government to resolve open reimbursement issues under the former cost-reimbursement system for Medicare. The asset impairment and exit costs, which are included in the consolidated statements of operations caption “Asset impairments, workforce reductions and other unusual items,” relate to:

•	$75.1 million write-down of Florida facilities and $55.1 million of Florida exit and other costs related to a formal plan initiated by management to pursue the sale of our nursing facility operations in Florida. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-down of goodwill of $5.8 million, and recording of closing and other costs of $2.8 million on under-performing Home Care businesses. These assets were included in the total assets of the Home Care segment as of December 31, 2001;

•	write-down of property and equipment of $5.2 million, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-off of abandoned projects and investments totaling $7.8 million; and

•	$3.3 million related to the termination of a lease in Indiana and the write-off of the net book value of the related assets.

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

Revenues

      We reported revenues of $1,941.3 million during the year ended December 31, 2002, compared to $2,127.8 million for the same period in 2001. Approximately 95% and 97% of our revenues for each of the years ended December 31, 2002 and 2001, respectively, were derived from services provided by our Nursing Facilities segment. The decrease in revenues of $186.5 million for the year ended December 31, 2002, as compared to the same period in 2001, consists of the following:

•	a decrease of $321.2 million due to dispositions, primarily related to our Florida facilities;

•	partially offset by an increase of $96.0 million from facilities we operated during each of the years ended December 31, 2002 and 2001 (“same facility operations”);

•	an increase of $35.6 million from growth in Aegis’ external therapy business; and

•	an increase of $3.1 million due to acquisitions and openings of newly-constructed facilities.

      The increase in revenues of $96.0 million from same facility operations for the year ended December 31, 2002, as compared to the same period in 2001, was primarily due to the following:

•	$67.8 million due to an increase in Medicaid, Medicare and private payment rates;

•	$8.3 million due to an increase in Medicare Part B revenues;

•	$16.4 million due to a positive shift in our patient mix;

•	partially offset by a decrease of $14.2 million due to a decline in same facility census.

Costs and Expenses

      We reported costs and expenses of $1,916.0 million during the year ended December 31, 2002, compared to $2,269.7 million for the same period in 2001. Excluding special pre-tax charges of $73.9 million in 2002 and $259.5 in 2001, discussed above, our costs and expenses decreased $168.0 million, consisting of the following:

•	a decrease of $272.0 million due to dispositions primarily related to our Florida facilities;

•	partially offset by an increase of $96.6 million in same facility operations; and

•	an increase of $7.4 million due to acquisitions and openings of newly constructed facilities.

      The increase in costs and expenses of $96.6 million from same facility operations for the year ended December 31, 2002, as compared to the same period in 2001, was due primarily to the following:

•	$29.3 million of additional wages and related expenses, primarily due to an increase in our weighted average wage rate and an increase in nursing hours per patient day;

•	$28.1 million additional provision for reserves on accounts and notes receivable;

•	$20.4 million due to an increase in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment; and

•	$11.4 million increase in our provision for insurance and related claims, as discussed below.

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

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities, clinics and other assets in the three months ended March 31, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the consolidated statements of operations. A summary of the discontinued operations by operating segment for the years ended December 31 is as follows (in thousands):

	2002				2001

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Revenues(1)	$86,109	$20,894	$471,151	$578,154	$90,907	$52,714	$460,684	$604,305

Operating income (loss)(1)(2)	$810	$(31,057)	$29,575	$(672)	$(8,652)	$(13,366)	$51,292	$29,274
Loss on sales and exit costs	(1,001)	(1,257)	(114)	(2,372)	—	—	—	—
Impairments and other unusual items (3)	230	(4,239)	(24,678)	(28,687)	(32,482)	(18,760)	(4,832)	(56,074)

Pre-tax income (loss)	$39	$(36,553)	$4,783	(31,731)	$(41,134)	$(32,126)	$46,460	(26,800)

Provision for income taxes				—				1,256

Discontinued operations, net of taxes				$(31,731)				$(28,056)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. MK Medical was part of our Home Care segment.

(2)	Includes net interest expense of $3.5 million and $4.2 million for 2002 and 2001, respectively and depreciation and amortization of $23.0 million and $26.0 million for 2002 and 2001, respectively.

(3)	Includes an accrual of $1.0 million in 2002 for legal and related fees associated with the MK Medical estimated overpayment issue, and asset impairment charges in 2002 and 2001 related to certain nursing facilities, our former Matrix segment and our MK Medical business unit.

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

      For the three months ended March 31, 2004, proceeds from dispositions and collections on notes receivable totaling $26.0 million were primarily used to fund capital expenditures of $9.8 million and to pay down debt of $3.6 million. Net cash provided by (used for) operating activities, under the direct method, for the three months ended March 31, consists of the following (in thousands):

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

      At December 31, 2003, we had $258.8 million in cash and cash equivalents. We anticipated that $29.9 million of this cash balance, while not legally restricted, would be utilized primarily to fund certain general and professional liabilities and workers’ compensation claims and expenses. At December 31, 2003, we had $33.7 million of unused commitments under our $75.0 million revolving credit facility, with utilization being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. At December 31, 2003, we had positive working capital of $101.5 million reflected on our consolidated balance sheet. Our cash flows consisted of the following for the years ended December 31 (in thousands):

	2003	2002	2001

Net cash provided by operating activities	$69,861	$116,633	$220,897
Net cash provided by (used for) investing activities	219,188	62,335	(86,654)
Net cash used for financing activities	(145,679)	(152,866)	(70,808)

Net increase in cash and cash equivalents	$143,370	$26,102	$63,435

      Net cash provided by operating activities, under the direct method, for the years ended December 31, consists of the following (in thousands):

	2003	2002	2001

Cash received from patients and third-party payors	$2,342,917	$2,527,363	$2,728,577
Income taxes (paid) refunds received	7,656	3,705	(6,299)
Interest received	5,524	4,749	3,077
Cash paid to suppliers and employees	(2,218,526)	(2,353,526)	(2,428,100)
Interest paid	(67,710)	(65,658)	(76,358)

Net cash provided by operating activities	$69,861	$116,633	$220,897

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

      During October 2003, we entered into a new $210.0 million senior credit facility (the “Credit Facility”). The Credit Facility consists of a five-year $135.0 million term loan facility and a four-year $75.0 million revolving credit facility. The revolving credit facility is available for general corporate purposes and up to $55.0 million for the issuance of letters of credit. The term loan facility is fully drawn and as of March 31, 2004, we were utilizing $35.3 million of the revolving credit facility for letters of credit. The Credit Facility currently bears interest at the prime lending rate plus 2.25%, or the Eurodollar rate plus 3.25%, at our option. The Credit Facility is secured by mortgages on certain nursing facilities, has a security interest in certain patient accounts receivable, is guaranteed by substantially all of our present and future subsidiaries and imposes on us certain financial tests and restrictive covenants.

      Concurrent with the Credit Facility transaction, we issued through a public offering $115.0 million of 2.75% convertible subordinated notes due 2033 (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment to all of our existing and future senior debt. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $7.45 per share, at the option of the holder when certain conditions are met prior to maturity. As of December 31, 2003, none of the conversion conditions had been met and therefore, the common shares into which the Convertible Notes may be converted were not included in the calculation of our diluted earnings per share. Assuming the Convertible Notes had been converted into shares of our common stock effective January 1, 2003, our diluted net income per share for the year ended December 31, 2003 would have been reduced by $0.09 per share to $0.66 per share diluted, based on a total number of shares outstanding of approximately 122,352,000.

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

      In November 2003, the Board of Directors authorized a stock repurchase program whereby we may repurchase, from time to time on the open market, up to $20.0 million of our outstanding common stock, effective December 1, 2003 and remaining in effect for one year. No shares have been repurchased under this authorization and any such repurchases will occur during open trading windows, if at all.

      We expect the successful completion of our divestiture strategy, while resulting in a significant reduction in our revenues, will reduce our patient care liability costs, reduce outstanding debt and strengthen the nursing facility portfolio going forward. We expect to continue the implementation of initiatives to improve our fundamental business processes and reduce costs throughout the organization. We can give no assurance that we will be able to execute the divestiture strategy in a timely manner at fair values or that we will be able to fully implement planned initiatives to reduce costs.

      We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $13.1 million, to make capital additions and improvements of approximately $80.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the potential purchase of Hospice USA, LLC and the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending March 31, 2005. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

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

      We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. (See Item 1. — Business — Risk Relating to our Company — To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control.)

Obligations and Commitments

      As of March 31, 2004, we have off-balance sheet debt guarantees of $13.1 million that primarily arose from our sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities, and the underlying leases have $46.6 million of minimum rental commitments remaining through the initial lease terms, with the latest termination date being February 2019. We have recorded approximately $531,000, included in “Other accrued liabilities” on the consolidated balance sheet, as the estimated fair value of 2003 guarantees in accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003	2002

	(Dollars in thousands)
Total long-term debt(1):
Fixed rate	$11,743	$11,786	$9,567	$15,423	$8,994	$371,914	$429,427	$503,923	$578,282
Average interest rate	7.53%	7.53%	7.55%	7.55%	7.55%	7.55%
Variable rate	$1,611	$1,635	$1,663	$33,759	$97,581	$551	$136,800	$136,800	$7,375
Average interest rate	4.43%	5.54%	6.64%	7.46%	8.04%	7.83%
Total notes receivable:
Fixed rate	$14,378	$650	$402	$13,766	$291	$3,299	$32,786	$27,459	$24,548
Average interest rate	10.88%	8.39%	9.16%	9.98%	9.07%	8.71%
Variable rate	$37	$39	$41	$43	$46	$208	$414	$414	$449
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Off-balance sheet obligations (2):
Variable rate	$70,000	$—	$—	$—	$—	$—	$70,000	$70,000	$139,456
Average interest	1.87%	—	—	—	—	—

(1)	See Item 8-Note 9 for a discussion of our 2003 refinancing. For variable-rate debt, we estimated future interest payments based on published forward yield curve analyses.

(2)	Our off-balance sheet lease obligation of $69.5 million was satisfied in June 2003 when we acquired the remaining leased properties and our corporate office building, which had been subject to this arrangement. We expect the $70.0 million of Medium-Term Notes will be paid by BFC on June 15, 2004.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

Little Rock, Arkansas

June 4, 2004, except for Note 15, paragraph 1
     as to which the date is June 9, 2004

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

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Revenues	$1,979,759	$1,941,313	$2,127,795
Costs and expenses:
Wages and related	1,178,926	1,168,789	1,300,527
Provision for insurance and related items	125,871	93,657	82,286
Other operating and administrative	524,785	513,789	560,424
Depreciation and amortization	59,318	65,927	66,952
Florida insurance reserve adjustment	—	22,179	—
Special charge and adjustment related to California investigation settlement	(925)	6,300	—
Special charge and adjustment related to settlements of federal government investigations	—	(9,441)	77,495
Asset impairments, workforce reductions and other unusual items	5,596	54,829	182,028

Total costs and expenses	1,893,571	1,916,029	2,269,712

Income (loss) before other income (expenses)	86,188	25,284	(141,917)
Other income (expenses):
Interest expense	(63,904)	(63,226)	(75,035)
Costs related to early extinguishments of debt	(6,634)	—	—
Interest income	5,365	4,690	2,916
Net gains on dispositions	422	2,149	696
Gains on sales of equity investments	6,686	—	256

Total other expenses, net	(58,065)	(56,387)	(71,167)

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	28,123	(31,103)	(213,084)
Provision for income taxes	5,069	6,085	60,132

Income (loss) before discontinued operations and cumulative effect of change in accounting for goodwill	23,054	(37,188)	(273,216)
Discontinued operations, net of taxes: 2003 — $3,378; 2002 — $0; 2001 — $1,256	57,414	(31,731)	(28,056)
Cumulative effect of change in accounting for goodwill, net of income taxes of $0	—	(77,171)	—

Net income (loss)	$80,468	$(146,090)	$(301,272)

Net income (loss) per share of common stock:
Basic and diluted:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.22	$(0.36)	$(2.63)
Discontinued operations, net of taxes	0.53	(0.29)	(0.27)
Cumulative effect of change in accounting for goodwill, net of taxes	—	(0.74)	—

Net income (loss) per share of common stock	$0.75	$(1.39)	$(2.90)

Shares used to compute basic net income (loss) per share	106,582	104,726	104,037

Shares used to compute diluted net income (loss) per share	106,920	104,726	104,037

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Accumulated	Income	Treasury
	Stock	Capital	Deficit	(Loss)	Stock	Total

Balances at January 1, 2001	$11,282	$876,981	$(193,931)	$718	$(111,057)	$583,993
Employee stock transactions related to 5,495 shares of common stock, net	(1)	8,456	—	—	—	8,455
Reissuance of 545,542 shares of common stock from treasury	—	2,231	—	—	1,779	4,010
Comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit of $222	—	—	—	(330)	—	(330)
Unrealized gains on securities, net of income taxes of $1,104	—	—	—	1,641	—	1,641
Net loss	—	—	(301,272)	—	—	(301,272)

Total comprehensive loss						(299,961)

Balances at December 31, 2001	11,281	887,668	(495,203)	2,029	(109,278)	296,497
Employee stock transactions related to 436,038 shares of common stock, net	44	3,680	—	—	—	3,724
Reissuance of 124,212 shares of common stock from treasury	—	434	—	—	419	853
Comprehensive loss:
Unrealized losses on securities, net of income taxes of $0	—	—	—	(1,464)	—	(1,464)
Foreign currency translation adjustments, net of income taxes of $0	—	—	—	(48)	—	(48)
Net loss	—	—	(146,090)	—	—	(146,090)

Total comprehensive loss						(147,602)

Balances at December 31, 2002	11,325	891,782	(641,293)	517	(108,859)	153,472
Employee stock transactions related to 2,345,465 shares of common stock, net	234	4,274	—	—	—	4,508
Reissuance of 108,230 shares of common stock from treasury	—	(106)	—	—	361	255
Comprehensive income (loss):
Unrealized losses on securities, net of income taxes of $0	—	—	—	(512)	—	(512)
Foreign currency translation adjustments, net of income taxes of $0	—	—	—	(5)	—	(5)
Net income	—	—	80,468	—	—	80,468

Total comprehensive income						79,951

Balances at December 31, 2003	$11,559	$895,950	$(560,825)	$—	$(108,498)	$238,186

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

Restatement

      The accompanying consolidated financial statements have been restated to report facilities, clinics and other assets which have been sold, closed or classified as held-for-sale during the three months ended March 31, 2004 as discontinued operations.

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

      SFAS No. 144 also addresses the accounting for and disclosure surrounding the disposal of long-lived assets. Our consolidated statements of operations have been restated for all periods presented to report as discontinued operations 80 nursing facilities, seven assisted living centers, our Matrix outpatient therapy clinics, our Care Focus business unit and certain business units of our Home Care segment which were disposed of during the year ended December 31, 2003 and four nursing facilities and a home medical equipment business disposed of during the three months ended March 31, 2004. At December 31, 2002, our former Matrix segment and our MK Medical business unit met the criteria set forth in SFAS No. 144 to be classified as held for sale and reported in discontinued operations. At December 31, 2003, the remaining assets and liabilities of our former Matrix segment are classified as held for sale. (See Note 6.)

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

tion (“VA”) patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity (“QSPE”), Beverly Funding Corporation (“BFC”) at a discount of 1%. These daily transactions constitute true sales of receivables for which BFC bears the risk of collection.

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

      BFC has $70.0 million of medium-term notes (the “Medium-Term Notes”), which are collateralized by outstanding Medicaid and VA patient accounts receivable purchased from BHRS. BFC is required to maintain receivables and/or a cash balance in excess of the outstanding balance of the Medium-Term Notes, based on a calculated formula in the Master Sale and Servicing Agreement. Based on ongoing reviews of BFC’s operations, the Company believes that BFC meets the criteria set forth in SFAS No. 140, and related interpretive guidance, to be a QSPE. Therefore, the assets and liabilities of BFC are not consolidated with Beverly Enterprises, Inc. At December 31, 2003, BFC had total assets of approximately $108.5 million, substantially all of which are pledged as collateral for the Medium-Term Notes. The assets of BFC cannot be used to satisfy claims of the Company or any of its subsidiaries. The Medium-Term Notes currently mature in March 2005; however, according to the provisions of the notes, principal payments on these obligations, calculated based on quarterly collections of the underlying receivables, begin in the second quarter of 2004. Based on current collection trends, it is expected that these obligations will be paid off on June 15, 2004.

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

      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. See Note 4 for a discussion of a settlement with the federal government related to Medicare cost reimbursement issues and Note 10 for the estimated potential overpayment from government programs resulting from an internal investigation of our former MK Medical business unit. Excluding these items, changes in estimates related to third-party receivables resulted in an increase in revenues of approximately $8.7 million and $745,000 for the years ended December 31, 2003 and 2002, respectively, and a decrease in revenues of approximately $2.0 million for the year ended December 31, 2001.

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

includes accruals for insurance premiums and related costs for the coverage period and our estimate of any experience adjustments to premiums. The following table summarizes our provisions for insurance and related items, including the Florida insurance reserve adjustment in 2002, for the years ended December 31 (in thousands):

	2003	2002	2001

General and professional liability:
Continuing operations	$68,009	$46,774	$39,148
Florida insurance reserve adjustment	—	22,179	—
Discontinued operations	38,650	23,603	11,069

	$106,659	$92,556	$50,217

Workers’ compensation:
Continuing operations	$44,060	$38,995	$37,875
Discontinued operations	7,801	8,899	7,528

	$51,861	$47,894	$45,403

Other insurance:
Continuing operations	$13,802	$7,888	$5,263
Discontinued operations	553	833	678

	$14,355	$8,721	$5,941

Total provision for insurance and related items:
Continuing operations	$125,871	$93,657	$82,286
Florida insurance reserve adjustment	—	22,179	—
Discontinued operations	47,004	33,335	19,275

	$172,875	$149,171	$101,561

(1)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on divested nursing facilities.

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

discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge of approximately $1.8 million for the year ended December 31, 2003.

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

      Certain revisions were made to our Corporate Integrity Agreement in conjunction with the Permanent Injunction requiring:

•	additional training for clinical associates, contractors and agents who perform services in our California nursing facilities; and

•	hiring an independent quality monitor to assess the effectiveness, reliability and thoroughness of our quality care systems and our response to quality of care issues in our nursing facilities in California, Arizona, Hawaii and Washington. By March 31, 2004, we had divested all of our nursing facilities in Arizona, Washington and Hawaii and a substantial portion of our nursing facilities in California. (See Note 15.)

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

5.	Asset Impairments, Workforce Reductions and Other Unusual Items

      We recorded pre-tax charges for asset impairments, workforce reductions and other unusual items as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Asset impairments	$2,076	$49,927	$98,894
Workforce reductions	2,507	7,869	24,236
Other unusual items, including exit costs	1,410	—	58,898
Adjustment of previously recorded charges	(397)	(2,967)	—

	$5,596	$54,829	$182,028

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

      During 2002, we recorded asset impairments of $49.9 million relating to the write-down of property and equipment on certain assets of the Nursing Facilities segment. The October 1, 2002 elimination of certain funding under the Medicare program affected the cash flows, and therefore the fair values, of each of our nursing facilities. This event led to an impairment assessment on each of our nursing facilities, including:

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

      During 2001, we recorded asset impairments of $98.9 million, primarily including:

•	$75.1 million write-down of Florida facilities, as discussed below. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-down of goodwill of $5.8 million and other assets of $1.1 million on under-performing Home Care businesses. These assets were included in the total assets of the Home Care segment as of December 31, 2001;

•	write-down of property and equipment of $5.2 million, and goodwill and other intangibles of $600,000 on certain under-performing nursing facilities. These assets were included in the total assets of the Nursing Facilities segment as of December 31, 2001;

•	write-off of abandoned projects and investments totaling $7.8 million; and

•	$3.3 million related to the termination of a lease in Indiana, including the write-off of net book value of the related assets.

      The asset impairment analyses on our under-performing units and facilities in 2001 included:

•	estimating the undiscounted cash flows to be generated by each unit or facility, primarily over the weighted average remaining life of the assets; and

•	reducing the carrying value of the assets to the estimated fair value when the total undiscounted cash flows was less than the carrying value of the unit or facility.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

6.	Discontinued Operations — (Continued)

      A summary of the asset and liability line items from which the reclassifications have been made at December 31, is as follows (in thousands):

	2003	2002

			MK
	Matrix	Matrix	Medical	Nursing	Total

Current assets:	$2,042	$13,711	$923	$—	$14,634
Property and equipment, net	1,100	6,588	1,183	6,696	14,467
Goodwill	332	3,713	—	—	3,713
Other assets	24	3,531	73	—	3,604

Total assets held for sale	$3,498	$27,543	$2,179	$6,696	$36,418

Current liabilities held for sale	$672	$3,239	$—	$—	$3,239

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

      The following facilities and business disposed of during the three months ended March 31, 2004, are reflected as discontinued operations in the accompanying consolidated statements of operations:

•	four nursing facilities (353 beds) for cash proceeds totaling $8.4 million; and

•	a home medical equipment business of our Home Care segment for cash proceeds totaling $165,000.

      The results of operations of disposed facilities, clinics and other assets during the three months ended March 31, 2004, and the year ended December 31, 2003, as well as the results of operations of the held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Also included in discontinued operations are gains and losses on sales,

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

6.	Discontinued Operations — (Continued)

additional impairments and exit costs relative to these facilities, clinics and other assets. A summary of the discontinued operations by operating segment for the years ended December 31 is as follows (in thousands):

	2003				2002

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Revenues(1)	$18,550	$20,395	$338,181	$377,126	$86,109	$20,894	$471,151	$578,154

Operating income (loss)(1)(2)	$749	$(2,446)	$62	$(1,635)	$810	$(31,057)	$29,575	$(672)
Gain (loss) on sales and exit costs	11,120	1,557	67,113	79,790	(1,001)	(1,257)	(114)	(2,372)
Impairments and other unusual items (3)	—	(540)	(16,823)	(17,363)	230	(4,239)	(24,678)	(28,687)

Pre-tax income (loss)	$11,869	$(1,429)	$50,352	60,792	$39	$(36,553)	$4,783	(31,731)

Provision for state income taxes				3,378				—

Discontinued operations, net of taxes				$57,414				$(31,731)

	2001

		Home	Nursing
	Matrix	Care	Facilities	Total

Revenues	$90,907	$52,714	$460,684	$604,305

Operating income (loss)(2)	$(8,652)	$(13,366)	$51,292	$29,274
Gain (loss) on sale and exit costs	—	—	—	—
Impairments and other unusual items	(32,482)	(18,760)	(4,832)	(56,074)

Pre-tax income (loss)	$(41,134)	$(32,126)	$46,460	(26,800)

Provision for income taxes				1,256

Discontinued operations, net of taxes				$(28,056)

(1)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. MK Medical was part of our Home Care segment. (See Note 10.)

(2)	Includes net interest expense of $2.2 million, $3.5 million and $4.2 million for 2003, 2002 and 2001, respectively. Also includes depreciation and amortization of $10.3 million, $23.0 million and $26.0 million for 2003, 2002 and 2001, respectively.

(3)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on divested nursing facilities. Includes an accrual of $1.0 million in 2002 for legal and related fees associated with the MK Medical estimated overpayment issue, and asset impairment charges in 2002 and 2001 related to certain nursing facilities, our former Matrix segment and our MK Medical business unit.

     We recognized net gains on sales of $67.1 million related to divestitures of certain nursing facilities and assisted living centers during the year ended December 31, 2003. During 2002, we recognized asset impairment charges on certain of these divested facilities, amounting to $24.7 million. These impairments were precipitated by an estimated decline in future cash flows, primarily associated with Medicare funding reductions. Of the divested nursing facilities that incurred impairment charges in 2002, we recognized net losses on sales of $5.3 million.

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

      During the year ended December 31, 2002, we sold, closed or terminated the leases on 69 nursing facilities (8,132 beds), four assisted living centers (315 units), four home care centers, 10 outpatient clinics and certain other assets for cash proceeds of approximately $170.9 million and notes receivable of approximately $21.7 million. In December 2001, we leased to another operator 49 nursing facilities (6,129 beds) and four assisted living centers, all of which were located in Florida (see Note 5). Excluding the Florida properties, which had been written down to net realizable value in 2001, we recognized net pre-tax gains of $2.1 million during the year ended December 31, 2002, included in “Net gains on dispositions” on the consolidated statements of operations, as a result of these disposal activities. The majority of these disposed assets were classified as held for sale at December 31, 2001 and, therefore, did not meet the criteria for classification as discontinued operations.

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

      Depreciation and amortization expense related to property and equipment, including the amortization of assets under capital lease obligations, for the years ended December 31, 2003, 2002 and 2001 was $61.9 million, $77.7 million and $76.3 million, respectively, including depreciation and amortization expense on discontinued operations of $10.0 million, $19.7 million and $18.4 million, respectively.

      Capitalized software costs of $53.4 million and $53.6 million at December 31, 2003 and 2002, respectively, net of accumulated amortization of $28.4 million and $30.8 million, respectively, are included in the accompanying consolidated balance sheet caption “Other assets.” Amortization expense related to capitalized software costs for the years ended December 31, 2003, 2002 and 2001 was $8.0 million, $10.3 million and $8.6 million, respectively, including amortization expense on discontinued operations of $337,000, $2.4 million and $1.8 million, respectively.

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

      During October 2003, we entered into a new $210.0 million senior credit facility (the “Credit Facility”). The Credit Facility consists of a five-year $135.0 million term loan facility and a four-year $75.0 million revolving credit facility. The revolving credit facility will be available for general corporate purposes and up to $55.0 million for the issuance of letters of credit. The term loan facility is fully drawn and we are utilizing $41.3 million of the revolving credit facility for letters of credit at December 31, 2003. The Credit Facility currently bears interest at the prime lending rate plus 2.25%, or the Eurodollar rate plus 3.25%, at our option. These rates may be adjusted quarterly based on the senior secured leverage ratio calculation. The revolving credit facility is secured by first priority liens on 79 nursing facilities (5,950 beds) with an aggregate carrying value of $111.3 million at December 31, 2003, has a security interest in certain patient accounts receivable, is guaranteed by substantially all of our present and future subsidiaries and imposes on us certain financial tests and restrictive covenants.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

10. Commitments and Contingencies — (Continued)

      We are contingently liable for approximately $13.1 million of long-term debt maturing on various dates through 2019, as well as annual interest. These contingent liabilities principally arose from our sale of nursing facilities and assisted living centers. We operate two facilities related to approximately $2.8 million of the principal amount for which we are contingently liable, pursuant to long-term agreements accounted for as operating leases. We guarantee certain third-party operating leases. These guarantees arose from our dispositions of leased facilities and the underlying leases have approximately $46.6 million of minimum rental commitments remaining through the initial lease terms, with the latest termination date being February 2019. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we have recorded approximately $531,000, included in “Other accrued liabilities” on the consolidated balance sheet, as the estimated fair value of 2003 guarantees.

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

      On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et. al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case was purportedly brought derivatively on behalf of the Company against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that the Company failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information.

      On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et. al. and Flowers v. Floyd, et. al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs. On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a scheduling order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190), to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. The court entered a ruling on the defendants’ motion to dismiss in the federal securities class action on December 23, 2003, and the plaintiffs filed a notice of appeal on January 22, 2004. In light of the plaintiffs’ appeal, the parties have agreed to a further stay of this derivative action pending resolution of the appeal. The dismissal of the appeal on April 19, 2004, described in paragraph below, began the thirty-day period for plaintiffs to file an amended complaint in the derivative action, which they declined to do. Defendants’ response to the complaint is currently due on June 19, 2004. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

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

      In addition, since July 29, 1999, several derivative lawsuits have been filed in the state courts of Arkansas, California and Delaware, as well as the federal district court in Arkansas, assertedly on behalf of the Company (collectively, the “Derivative Actions”). The parties have agreed on a settlement in principle for these actions, which provides that we will incorporate various corporate governance practices that are consistent with our policies. In addition, the directors and officers’ liability insurance carriers, on behalf of the individual defendants, will pay no more than $375,000 for plaintiffs’ attorney’s fees.

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

      Exercise prices for options outstanding as of December 31, 2003, ranged from $2.33 to $14.38. The weighted-average remaining contractual life of these options is approximately seven years. The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Contractual Life	Exercisable	Price

$ 2.33 – $ 6.85	3,782,276	$5.20	7.53	1,521,893	$4.71
$ 7.00 – $ 9.80	3,582,592	7.73	7.26	1,655,000	7.68
$10.46 – $11.76	364,710	11.29	7.28	352,584	11.29
$12.88 – $14.38	50,625	13.58	4.17	50,625	13.58

$ 2.33 – $14.38	7,780,203	6.70	7.39	3,580,102	6.86

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

      The provision for (benefit from) income taxes, including taxes allocated to discontinued operations of $3.4 million in 2003 and $1.3 million in 2001, consists of the following for the years ended December 31 (in thousands):

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

      The carrying amounts and estimated fair values of our financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$258,815	$258,815	$115,445	$115,445
Notes receivable, net (including current portion)	27,873	27,873	24,997	24,997
Beverly Indemnity funds	11,809	11,809	2,809	2,809
Long-term debt (including current portion)	566,227	640,723	630,177	585,657
Federal government settlements (including current portion)	61,888	61,888	73,891	73,891

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

Description of the Types of Services from which each Operating Segment Derives its Revenues

      Our operations are currently organized into three primary segments:

•	Nursing Facilities, which provide long-term healthcare through the operation of skilled nursing homes and assisted living centers;

•	Aegis Therapies, which provides rehabilitation therapy services under contract to our nursing facilities and third-party nursing facilities; and

•	Home Care, which primarily provides hospice services.

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

Factors Management Used to Identify Our Operating Segments

      Our operating segments are strategic business units that offer different services within the healthcare continuum. Business in each operating segment is conducted by one or more entities. The entities comprising each operating segment also have separate boards of directors or managers.

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

14.	Segment Information — (Continued)

      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing					Discontinued
	Facilities	Aegis(1)	Home Care	All Other(2)	Total	Operations(3)

Year ended December 31, 2003
Revenues from external customers	$1,857,030	$77,007	$39,164	$6,558	$1,979,759	$377,126
Intercompany revenues	1,121	153,140	—	1,322	155,583	—
Interest income	2,941	25	1	2,398	5,365	159
Interest expense	12,231	—	8	51,665	63,904	2,394
Depreciation and amortization	50,233	831	547	7,707	59,318	10,345
Pre-tax income (loss)	61,655	46,892	5,030	(85,454)	28,123	60,792
Goodwill	45,272	—	11,723	107	57,102	332
Total assets	953,244	21,015	22,577	346,087	1,342,923	3,498
Capital expenditures	28,892	1,434	387	9,785	40,498	3,486
Year ended December 31, 2002
Revenues from external customers	$1,852,479	$52,871	$34,315	$1,648	$1,941,313	$578,154
Intercompany revenues	—	154,306	—	626	154,932	—
Interest income	1,567	42	13	3,068	4,690	59
Interest expense	13,387	—	23	49,816	63,226	3,603
Depreciation and amortization	57,284	710	724	7,209	65,927	23,018
Pre-tax income (loss)	105,994	35,569	(1,633)	(171,033)	(31,103)	(31,731)
Goodwill	44,808	—	11,724	(159)	56,373	7,004
Total assets	918,298	15,966	20,873	137,907	1,093,044	256,851
Capital expenditures	77,952	1,676	258	7,778	87,664	12,439
Year ended December 31, 2001
Revenues from external customers	$2,063,698	$17,366	$45,389	$1,342	$2,127,795	$604,305
Intercompany revenues	—	170,705	—	11,360	182,065	—
Interest income	127	4	—	2,785	2,916	161
Interest expense	21,608	—	74	53,354	75,036	4,337
Depreciation and amortization	58,286	278	1,472	6,916	66,952	26,050
Pre-tax income (loss)	64,845	48,322	(425)	(325,826)	(213,084)	(26,800)
Goodwill	28,550	—	13,397	(223)	41,724	103,160
Total assets	1,113,194	8,575	30,442	141,481	1,293,692	387,378
Capital expenditures	65,908	1,200	118	3,127	70,353	19,048

(1)	Pre-tax income includes profit on intercompany revenues which is eliminated in “All Other.”

(2)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. These amounts also include special pre-tax charges and adjustments totaling approximately $4.7 million, $73.9 million and $259.5 million for 2003, 2002 and 2001, respectively. These pre-tax charges primarily related to asset impairments, workforce reductions and other unusual items, special charges and adjustments related to federal government investigation settlements and increasing reserves for patient care liability costs in 2002.

(3)	The results of operations of 2003 disposed facilities, clinics and other assets as well as dispositions during the three months ended March 31, 2004 have been reported as discontinued operations, for all periods presented. Pre-tax income (loss) includes net gains on sales, exit costs, asset impairments and other unusual items of $62.4 million for 2003; net losses on sales, exit costs, asset impairments and other unusual items of $31.1 million in 2002; and $56.1 million of asset impairments and other unusual items in 2001. (See Note 6.)

BEVERLY ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended December 31, 2003, 2002 and 2001

15.	Subsequent Events

      On June 9, 2004, we commenced a cash tender offer to purchase any and all of our $200.0 million in aggregate principal amount of 9 5/8% senior notes due 2009 at an offer price of $1,190 per $1,000 principal amount tendered, plus accrued and unpaid interest, and a solicitation of consents to amend the indenture under which the 9 5/8% senior notes were issued. The consummation of the tender offer is conditioned upon, among other things, the consummation of our private placement of up to $225.0 million senior subordinated notes due 2014 on terms acceptable to us. The tender offer is scheduled to expire on July 8, 2004, unless extended or earlier terminated. We intend to use the net proceeds of the $225.0 million senior subordinated notes offering, together with cash on hand, to purchase the 9 5/8% senior notes validly tendered pursuant to the tender offer.

      On May 27, 2004, we signed a definitive agreement to purchase the assets of Hospice USA, LLC, a privately held company providing hospice services in Mississippi, Alabama and Tennessee, for cash of approximately $77.0 million. Hospice USA, LLC currently operates 18 hospice agencies and has an additional 16 agencies under development. The transaction is subject to customary conditions, including normal licensure and government approvals, and is expected to close in late July.

      The results of operations of the following facilities and business disposed of during the three months ended March 31, 2004 are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations:

•	four nursing facilities (353 beds) for cash proceeds totaling $8.4 million; and

•	a home medical equipment business of our Home Care segment for cash proceeds totaling $165,000.

      In April 2004, revisions were made to our Corporate Integrity Agreement to extend the services of the quality monitor to all of our nursing facilities and to reflect a modification of the requirements under the agreement with respect to training and education. We believe that we are generally in compliance with the requirements of our Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance. If we fail to comply with our Corporate Integrity Agreement, we may be subject to penalties or exclusion from the Medicare and Medicaid programs, which could have an adverse effect on our financial condition and results of operations.

BEVERLY ENTERPRISES, INC.

SUPPLEMENTARY DATA (Unaudited)

QUARTERLY FINANCIAL DATA
(In thousands, except per share data)

      The following is a summary of our quarterly results of operations for the years ended December 31, 2003 and 2002:

	2003					2002

	1st	2nd	3rd	4th	Total	1st	2nd	3rd	4th	Total

Revenues	$476,233	$485,333	$502,607	$515,586	$1,979,759	$472,600	$495,750	$487,027	$485,936	$1,941,313

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting	$1,393	$5,529	$8,797	$12,404	$28,123	$13,946	$(18,212)	$16,130	$(42,967)	$(31,103)
Provision for income taxes	1,236	1,201	1,853	779	5,069	1,079	1,331	1,021	2,654	6,085

Income (loss) before discontinued operations and cumulative effect of change in accounting	157	4,328	6,944	11,625	23,054	12,867	(19,543)	15,109	(45,621)	(37,188)
Discontinued operations, net of taxes	12,031	13,163	3,039	29,181	57,414	7,637	5,529	469	(45,366)	(31,731)
Cumulative effect of change in accounting, net of taxes	—	—	—	—	—	(77,171)	—	—	—	(77,171)

Net income (loss)	$12,188	$17,491	$9,983	$40,806	$80,468	$(56,667)	$(14,014)	$15,578	$(90,987)	$(146,090)

Income (loss) per share of common stock:
Basic and diluted:
Before discontinued operations and cumulative effect of change in accounting	$—	$0.04	$0.06	$0.11	$0.22	$0.12	$(0.19)	$0.14	$(0.44)	$(0.36)
Discontinued operations, net of taxes	0.12	0.12	0.03	0.27	0.53	0.08	0.06	0.01	(0.43)	(0.29)
Cumulative effect of change in accounting, net of taxes	—	—	—	—	—	(0.74)	—	—	—	(0.74)

Net income (loss)	$0.12	$0.16	$0.09	$0.38	$0.75	$(0.54)	$(0.13)	$0.15	$(0.87)	$(1.39)

Shares used to compute basic net income (loss) per share amounts	104,743	107,156	107,142	107,201	106,582	104,441	104,731	104,865	104,861	104,726

Shares used to compute diluted net income (loss) per share amounts	104,743	107,161	107,600	108,089	106,920	105,466	104,731	104,937	104,861	104,726

Common stock price range:
High	$3.00	$4.30	$6.99	$8.60		$9.50	$9.18	$7.95	$3.89
Low	$1.63	$1.80	$3.71	$5.06		$5.66	$6.95	$1.90	$1.60

      We recorded provisions for income taxes, including taxes allocated to discontinued operations, at 9.5% and 4% for the years ended December 31, 2003 and 2002, respectively, primarily due to state income taxes.

      The operations of Matrix, MK Medical, Care Focus, 84 nursing facilities, seven assisted living centers and certain other assets, including four nursing facilities and a home medical equipment business disposed of during the three months ended March 31, 2004, have been reported as discontinued operations for all periods presented since they met the criteria under SFAS No. 144 and therefore, the results above differ from amounts previously reported in our Form 10-Qs. In addition, we recorded a cumulative effect for the change in accounting for goodwill as of January 1, 2002, which had not been included in the first quarter 2002 Form 10-Q.

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

      There has been no change in the Company’s internal controls over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The information contained in our proxy with respect to directors, executive officers, code of ethics, audit committee and audit committee financial experts is incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting held on May 20, 2004, filed pursuant to Regulation 14a.

ITEM 11.	EXECUTIVE COMPENSATION.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting held on May 20, 2004, filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting held on May 20, 2004, filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting held on May 20, 2004, filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Incorporated herein by reference from our definitive proxy statement for the Annual Stockholders Meeting held on May 20, 2004, filed pursuant to Regulation 14A.

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

      On October 23, 2003, we filed a report on Form 8-K including a press release dated October 17, 2003, announcing that the underwriters of our previously announced public offering of $100.0 million principal amount of 2.75% Convertible Subordinated Notes due 2033 (the “Notes”) had exercised their over-allotment option in full to purchase an additional $15.0 million in principal amount of the Notes. Also included was a press release dated October 22, 2003, announcing that, as a result of our sale of an additional $15.0 million in principal amount of the Notes to cover over-allotments, we had decided to reduce the $150.0 million term loan portion of our new senior credit facility to $135.0 million.

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

BEVERLY ENTERPRISES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001
(In thousands)

					Due to
		Charged			Acquisitions,
	Balance at	(Credited)			Dispositions and			Balance at
	Beginning	to	(Write-offs)		Discontinued			End of
Description	of Year	Operations	Recoveries		Operations	Other		Year

Year ended December 31, 2003:
Allowance for doubtful accounts:
Account receivable — patient	$43,189	$22,515	$(30,287)		$(3,478)	$(1,891)		$30,048
Account receivable — nonpatient	1,477	228	(20)		(4)	16		1,697	*
Notes receivable	7,761	(1,138)	(4,085)		682	2,106		5,326

	$52,427	$21,605	$(34,392)		$(2,800)	$231		$37,071

Valuation allowance on deferred tax assets	$199,217	$(30,141)	$—		$—	$—		$169,076

Year ended December 31, 2002:
Allowance for doubtful accounts:
Account receivable — patient	$51,400	$53,692	$(59,385)		$(4,207)	$1,689		$43,189
Account receivable — nonpatient	1,074	866	(615)		(14)	166		1,477	*
Notes receivable	4,941	1,012	(39)		181	1,666		7,761

	$57,415	$55,570	$(60,039)		$(4,040)	$3,521		$52,427

Valuation allowance on deferred tax assets	$153,697	$45,520	$—		$—	$—		$199,217

Year ended December 31, 2001:
Allowance for doubtful accounts:
Account receivable — patient	$91,636	$43,658	$(95,214	) (A)	$4,022	$7,298		$51,400
Account receivable — nonpatient	1,372	89	(477)		—	90		1,074	*
Notes receivable	3,573	504	93		107	664		4,941

	$96,581	$44,251	$(95,598)		$4,129	$8,052		$57,415

Valuation allowance on deferred tax assets	$—	$52,100	$—		$—	$101,597	(B)	$153,697

(A)	Includes the write-off of $39.0 million of Medicare cost report related receivables against a related reserve established in conjunction with the OIG settlement (see Item 8 — Note 4).

(B)	Represents a full valuation allowance on our net deferred tax assets.

*	Includes amounts classified in long-term other assets as well as current assets.

BEVERLY ENTERPRISES, INC.

INDEX TO EXHIBITS

(ITEM 15(a)(3))

Exhibit
Number			Description

3.1		—	Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2		—	Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.3		—	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
4.1		—	Indenture, dated as of April 25, 2001, between Beverly Enterprises, Inc., and The Bank of New York, as Trustee, with respect to Beverly Enterprises, Inc.’s 9 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.2		—	Trust Indenture, dated as of December 1, 1994, from Beverly Funding Corporation, as Issuer, to Chemical Bank, as Trustee (the “Chemical Indenture”) (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
4.3		—	First Amendment and Restatement, dated as of June 1, 1999, of Trust Indenture, dated as of December 1, 1994, from Beverly Funding Corporation, as Issuer, to The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
4.4		—	Series Supplement, dated as of December 1, 1994, to the Chemical Indenture (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
4.5		—	Series Supplement, dated as of June 1, 1999, by and between Beverly Funding Corporation and The Chase Manhattan Bank (“1999-1 Series Supplement”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
4.6		—	First Amendment, dated as of July 14, 1999, to the 1999-1 Series Supplement (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999). In accordance with item 601 (b) (4) (iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.’s long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.
10	.1*	—	Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.2*	—	1997 Long-Term Incentive Plan, as amended and restated as of June 1, 2001 (the “1997 LTIP”) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Number			Description

10	.3*	—	Beverly Enterprises, Inc. Non-Employee Directors’ Stock Option Plan, as amended and restated as of June 1, 2001 (the “Directors’ Option Plan”) (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.4*	—	Beverly Enterprises, Inc. Stock Grant Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.5*	—	Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.6*	—	Form of the Beverly Enterprises, Inc. Executive Life Insurance Plan Split Dollar Agreement (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.7*	—	Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10	.8*	—	Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.9*	—	Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.10*	—	Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.11*	—	Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.12*	—	Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.13*	—	Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992)
10	.14*	—	Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.15*	—	Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.16*	—	Amendment No. 6, effective as of January 1, 1996, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.17*	—	Amendment No. 7, effective as of September 1, 1997, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit
Number			Description

10	.18*	—	Amendment No. 8, dated as of December 11, 1997, to the Executive Retirement Plan, changing its name to the “Executive SavingsPlus Plan” (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.19*	—	Beverly Enterprises, Inc. Amended and Restated Supplemental Executive Retirement Plan effective as of April 1, 2000 (incorporated by reference to Exhibit 10.21 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.20*	—	Amendment Number One to the Beverly Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.21*	—	Beverly Enterprises, Inc. Amended and Restated Executive Deferred Compensation Plan effective July 1, 2000 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.22*	—	Beverly Enterprises, Inc. Executive Deferred Compensation Plan effective December 31, 2002 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.23*	—	Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10	.24*	—	Amendment No. 1, effective as of December 3, 1997, to the Directors’ Plan (incorporated by reference to Exhibit 10.26 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.25*	—	Beverly Enterprises, Inc.’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)
10	.26*	—	Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10	.27*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.28*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.29*	—	Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))
10	.30*	—	Severance Agreement and Release of Claims between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Number			Description

10	.31*	—	Employment Contract, made as of April 10, 2000, between Beverly Enterprises, Inc. and William R. Floyd (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.32*	—	Employment Contract, made as of December 6, 2001, between Beverly Enterprises, Inc. and William R. Floyd (incorporated by reference to Exhibit 10.32 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.33*	—	Employment and Severance Agreement, made as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.33 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.34*	—	Severance Agreement and Release of Claims made as of October 5, 2002, between Beverly Enterprises, Inc. and Bobby W. Stephens (incorporated by reference to Exhibit 10.34 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.35*	—	Employment Contract, made as of April 1, 2000, between Beverly Enterprises, Inc. and Douglas J. Babb (incorporated by reference to Exhibit 10.35 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.36*	—	Severance Agreement and Release of Claims made as of October 11, 2002, between Beverly Enterprises, Inc. and Michael J. Matheny (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.37*	—	Severance Agreement and Release of Claims made as of December 31, 2001, between Beverly Enterprises, Inc. and T. Jerald Moore (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.38*	—	Employment Agreement, dated February 15, 2001 between Beverly Enterprises, Inc. and William A. Mathies (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10	.39*	—	Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its officers (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on September 22, 1997 (File No. 333-28521))
10	.40*	—	Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.’s Registration Statement of Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.41*	—	Retention Stock Option Agreement, effective as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10	.42*	—	Description of Non-Employee Directors Group Term Life Insurance Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number			Description

10	.43*	—	Performance based Stock Option Award to Jeffrey P. Freimark pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.44*	—	Performance based Stock Option Award to L. Darlene Burch pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.45*	—	Description of Long Term Disability Policy for William R. Floyd (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.46*	—	Employment Agreement, made as of December 31, 2001, between Beverly Enterprises, Inc. and Jeffrey P. Freimark (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.47*	—	Demand Promissory Note, made as of April 1, 2002, by Richard D. Skelly, Jr. for the benefit of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.48		—	Master Lease Document — General Terms and Conditions, dated December 30, 1985, for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California Corporation’s Annual Report on Form 10-K for the year ended December 31, 1985)
10.49		—	Agreement, dated as of December 29, 1986, among Beverly California Corporation, Beverly Enterprises — Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California Corporation’s Current Report on Form 8-K dated December 30, 1986) and letter agreement, dated as of July 31, 1987, among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises — Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.50		—	Agreement to Sale of Nursing Home Properties, dated as of July 13, 2001, among Beverly Enterprises Florida, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Savana Cay Manor, Inc., Vantage Healthcare Corporation, Peterson Health Care, Inc. and NMC of Florida, LLC (the “Florida Sale Agreement”) (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.51		—	First Amendment to Florida Sale Agreement, dated as of August 30, 2001 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.52		—	Second Amendment to Florida Sale Agreement, dated as of October 29, 2001 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.53		—	Amendment No. 5 to Amended and Restated Participation Agreement, dated as of December 20, 2002 (incorporated by reference to Exhibit 10.59 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit
Number		Description

10.54	—	Amendment No. 6 to Amended and Restated Participation Agreement, dated as of February 28, 2003 (incorporated by reference to Exhibit 10.60 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) [Note: Confidential treatment has been requested for portions of this document.]
10.55	—	Master Services Agreement, dated as of September 18, 1997, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.41 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.56	—	Fifth Amendment to Master Services Agreement, dated as of January 1, 2003, by and between Alltel Information Services, Inc. and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.62 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.57	—	Amendment No. 3 to the Credit Agreement, dated as of December 20, 2002 (incorporated by reference to Exhibit 10.65 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.58	—	Amendment No. 4 to the Credit Agreement, dated as of February 28, 2003 (incorporated by reference to Exhibit 10.66 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) [Note: Confidential treatment has been requested for portions of this document.]
10.59	—	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.60	—	Plea Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.61	—	Addendum to Plea Agreement (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.62	—	Settlement Agreement between the United States of America, Beverly Enterprises, Inc. and Domenic Todarello (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.63	—	Agreement Regarding the Operations of Beverly Enterprises — California, Inc. (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.64	—	Settlement Agreement, effective October 15, 2002, between the Centers for Medicare and Medicaid Services, United States Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.65	—	Permanent Injunction and Final Judgment, entered on August 1, 2002, in People of the State of California v. Beverly Enterprises, Inc.; Beverly Health and Rehabilitation Services, Inc.; Beverly Enterprises — California, Inc.; and Beverly Healthcare — California, Inc., Superior Court of the State of California For the County of Santa Barbara (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number			Description

10.66		—	Waiver of Constitutional Rights and Plea Form and Court Finding and Order, dated August 1, 2002, in The People of California v. Beverly Enterprises — California, Inc., Superior Court of the State of California For the County of Santa Barbara (S.C. No. 1094923) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.67		—	Investigation Conclusion letter dated August 1, 2002, from the State of California Department of Justice (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.68		—	Loan Agreement, dated as of December 24, 2002, between Beverly Enterprises — Washington, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.76 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.69		—	Guaranty, dated December 24, 2002, between Beverly Enterprises, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.77 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.70		—	Credit Agreement, dated as of October 22, 2003, (the “Credit Agreement”) among Beverly Enterprises, Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., Bank of Montreal and General Electric Capital Corporation [Note: Confidential treatment has been requested for portions of this document.] (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.71		—	Guaranty and Collateral Agreement (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
12	.1†	—	Computation of Ratio of Earnings to Fixed Charges
21	.1††	—	Subsidiaries of Registrant
23	.1†	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	.1†	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31	.2†	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	.1†	—	Section 1350 Certification of Chief Executive Officer
32	.2†	—	Section 1350 Certification of Chief Financial Officer

*	Exhibits 10.1 through 10.47 are management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

†	Filed herewith.

†† Previously filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

Dated: June 14, 2004

By:	/s/ WILLIAM R. FLOYD

William R. Floyd
Chairman of the Board, President,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM R. FLOYD William R. Floyd		Chairman of the Board, President, Chief Executive Officer and Director	June 14, 2004

/s/ JEFFREY P. FREIMARK Jeffrey P. Freimark		Executive Vice President, Chief Financial and Information Officer	June 14, 2004

/s/ PAMELA H. DANIELS Pamela H. Daniels		Senior Vice President, Controller and Chief Accounting Officer	June 14, 2004

* John D. Fowler, Jr.		Director	June 14, 2004

* John P. Howe, III		Director	June 14, 2004

* James W. McLane		Director	June 14, 2004

* Ivan R. Sabel		Director	June 14, 2004

* Donald L. Seeley		Director	June 14, 2004

* Marilyn R. Seymann		Director	June 14, 2004

*By:	/s/ JOHN G. ARENA John G. Arena Attorney-in-Fact