Form 10-Q
period 2004-06-30
BEVERLY ENTERPRISES INC
filed 2004-08-09
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares, at July 31, 2004 — 108,111,976

FORWARD-LOOKING STATEMENTS

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

      These forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by us in those statements. Numerous factors will affect our actual results, some of which are beyond our control. These include, but are not limited to:

•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•	the effects of adopting new accounting standards;

•	our ability to integrate acquisitions and realize synergies and accretion;

•	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of lawsuits brought about by the announcement or settlement of federal government investigations and the announcement of increases in reserves for patient care liabilities (see “Part II, Item 1. Legal Proceedings”);

•	our ability to predict future reserve levels for patient care and workers’ compensation liabilities;

•	our ability to obtain adequate insurance coverage with financially viable insurance carriers, as well as the ability of our insurance carriers to fulfill their obligations;

•	our ability to execute strategic divestitures in a timely manner at fair values;

•	our ability to improve our fundamental business processes and reduce costs throughout the organization;

•	our ability to attract and retain qualified personnel;

•	the availability and terms of capital to fund acquisitions, capital improvements and ongoing operations;

•	our ability to repurchase our stock and changes in the stock price after any such repurchases;

•	the competitive environment in which we operate;

•	our ability to maintain and increase census (volume of residents) levels; and

•	demographic changes.

      Investors should also refer to “Item 1. Business” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risks inherent in them. You should carefully consider the risks described and referred to in this report before making any investment decisions in the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of these risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that any forward-looking statements, which speak only as of the date of this report will, in fact, transpire, and, therefore, we caution investors not to place undue reliance on them. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

BEVERLY ENTERPRISES, INC.

FORM 10-Q

June 30, 2004

Page

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	23
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	35
ITEM 4. Controls and Procedures	35
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	36
ITEM 4. Submission of Matters to a Vote of Security Holders	38
ITEM 6. Exhibits and Reports on Form 8-K	39
Indenture
First Supplemental Indenture
Purchase Agreement
Registration Rights Agreement
Dealer Manager and Solicitation Agreement
First Amendment to Credit Agreement
Second Amendment to Credit Agreement
Asset Purchase Agreement
First Amendment to Asset Purchase Agreement
Acknowledgement Letter of Ernst & Young LLP
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I

ITEM 1.     FINANCIAL STATEMENTS.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2004	2003

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$216,463	$258,815
Accounts receivable, less allowance for doubtful accounts: 2004 — $33,208; 2003 — $31,615	241,169	164,635
Notes receivable, less allowance for doubtful notes: 2004 — $2,588; 2003 — $3,336	17,693	13,724
Operating supplies	9,249	10,425
Assets held for sale	15,051	3,498
Investment in Beverly Funding Corporation	—	31,342
Prepaid expenses and other	39,458	33,377

Total current assets	539,083	515,816
Property and equipment, net	645,066	694,220
Other assets:
Goodwill, net	56,473	57,102
Other, less allowance for doubtful accounts and notes: 2004 — $2,780; 2003 — $2,120	82,201	79,283

Total other assets	138,674	136,385

	$1,322,823	$1,346,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,978	$67,572
Accrued wages and related liabilities	93,915	116,717
Accrued interest	3,395	6,896
General and professional liabilities	63,422	93,736
Federal government settlement obligations	13,728	13,125
Liabilities held for sale	611	672
Other accrued liabilities	106,319	102,289
Current portion of long-term debt	9,388	13,354

Total current liabilities	344,756	414,361
Long-term debt	563,800	552,873
Other liabilities and deferred items	178,503	141,001
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2004 — 116,241,035; 2003 — 115,594,806	11,624	11,559
Additional paid-in capital	895,947	895,950
Accumulated deficit	(563,309)	(560,825)
Treasury stock, at cost: 8,283,316	(108,498)	(108,498)

Total stockholders’ equity	235,764	238,186

	$1,322,823	$1,346,421

Note:	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues	$492,869	$446,231	$978,135	$883,829
Costs and expenses:
Wages and related	279,183	268,170	555,672	531,367
Provision for insurance and related items	31,985	29,781	60,974	54,273
Other operating and administrative	130,501	114,292	259,889	230,371
Depreciation and amortization	15,316	14,564	30,323	28,851
Adjustment related to California investigation settlement	—	(925)	—	(925)
Asset impairments, workforce reductions and other unusual items	(1,023)	142	1,801	1,329

Total costs and expenses	455,962	426,024	908,659	845,266

Income before other income (expenses)	36,907	20,207	69,476	38,563
Other income (expenses):
Interest expense	(12,142)	(15,736)	(23,946)	(31,732)
Costs related to early extinguishment of debt	(40,254)	—	(40,254)	—
Interest income	1,320	1,173	2,843	2,384
Net gains (losses) on dispositions	(5)	591	32	397

Total other expenses, net	(51,081)	(13,972)	(61,325)	(28,951)

Income (loss) before provision for income taxes and discontinued operations	(14,174)	6,235	8,151	9,612
Provision for income taxes	1,060	1,201	2,502	2,437

Income (loss) before discontinued operations	(15,234)	5,034	5,649	7,175
Discontinued operations, net of taxes: for the quarters 2004 — ($78) and 2003 — $0; for the years 2004 — $345 and 2003 — $0	(10,689)	12,457	(8,133)	22,504

Net income (loss)	$(25,923)	$17,491	$(2,484)	$29,679

Basic and diluted net income (loss) per share of common stock:
Before discontinued operations	$(0.14)	$0.05	$0.05	$0.07
Discontinued operations	(0.10)	0.11	(0.07)	0.21

Net income (loss) per share of common stock	$(0.24)	$0.16	$(0.02)	$0.28

Shares used to compute basic net income (loss) per share	107,418	107,156	107,359	105,956

Shares used to compute diluted net income (loss) per share	107,418	107,161	108,437	105,959

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$(2,484)	$29,679
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, including discontinued operations:
Depreciation and amortization	31,709	35,811
Provision for reserves on accounts, notes and other receivables, net	8,704	18,380
Amortization of deferred financing costs	1,519	2,422
Costs related to early extinguishments of debt	40,254	—
Asset impairments, workforce reductions and other unusual items	4,707	1,958
(Gains) losses on dispositions of facilities and other assets, net	1,072	(41,109)
Adjustment related to California investigation settlement	—	(925)
Insurance related accounts	3,225	17,239
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(80,220)	(30,569)
Prepaid expenses	5,255	(8,908)
Accounts payable and other accrued expenses	(30,344)	(2,509)
Income taxes	(1,525)	2,323
Other, net	(3,848)	(3,346)

Total adjustments	(19,492)	(9,233)

Net cash provided by (used for) operating activities	(21,976)	20,446
Cash flows from investing activities:
Capital expenditures	(21,913)	(17,369)
Proceeds from dispositions of facilities and other assets, net	21,341	134,955
Proceeds from Beverly Funding Corporation investment	28,956	—
Collections on notes receivable	6,871	374
Payments for designated funds, net	(827)	(5,538)
Other, net	(20,269)	(6,139)

Net cash provided by investing activities	14,159	106,283
Cash flows from financing activities:
Repayments of long-term debt	(204,423)	(35,876)
Repayments of off-balance sheet financing	—	(69,456)
Proceeds from issuance of new debt	211,384	—
Proceeds from exercise of stock options	636	—
Deferred financing and other costs	(42,132)	(2,308)

Net cash used for financing activities	(34,535)	(107,640)

Net increase (decrease) in cash and cash equivalents	(42,352)	19,089
Cash and cash equivalents at beginning of period	258,815	115,445

Cash and cash equivalents at end of period	$216,463	$134,534

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$26,105	$31,442
Income tax payments, net	4,372	177

See accompanying notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

      We have prepared these condensed consolidated financial statements without audit. In management’s opinion, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information and footnote disclosures required by generally accepted accounting principles in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2003 filed with the SEC. Our results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results for a full year.

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

Use of Estimates

      Generally accepted accounting principles in the United States require management to make estimates and assumptions when preparing financial statements that affect:

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

June 30, 2004
(Unaudited)

Note 1.	General — (Continued)

Transfers of Financial Assets

      During 2003 and through February 29, 2004, we, through our wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc. (“BHRS”), sold on a revolving basis certain Medicaid and Veterans Administration (“VA”) accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity, Beverly Funding Corporation (“BFC”), at a discount of 1%. These daily transactions constituted true sales of receivables for which BFC bore the risk of collection. We retained servicing responsibilities for the transferred receivables. We accounted for the transfers of receivables as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”).

      In accordance with its medium-term notes agreement, BFC ceased purchasing receivables from BHRS on March 1, 2004. Cash collections on and after March 1, 2004, on receivables purchased by BFC prior to March 1, 2004, were accumulated by BFC to repay its $70.0 million of medium-term notes on June 15, 2004. Upon repayment of the medium-term notes on June 15, 2004, BFC no longer had third-party beneficial owners and, therefore, no longer met the conditions of a qualifying special purpose entity, in accordance with SFAS No. 140. Therefore, during the second quarter of 2004, we reconsolidated the remaining balances of BFC with us.

      At December 31, 2003, we had an investment in BFC of approximately $31.3 million. The investment was recorded at its estimated fair value and was subjected to periodic review for other than temporary impairment. The fair value was determined by discounting the expected future cash flows of the underlying receivables purchased and held by BFC at discount rates that reflected the projected payment terms and the credit risk of the receivables. During the second quarter of 2004, $29.0 million of our investment was repaid by BFC.

      Activities related to the revolving sales structure with BFC were as follows for the three-month and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

New receivables sold	$—	$214,569	$119,360	$422,609
Cash collections remitted	13,331	213,970	193,610	419,559
Fees received for servicing	163	534	644	1,065
Loss on sale of receivables	—	2,146	(1,194)	(4,226)

      BHRS will continue to provide invoicing and collection services related to the remaining receivables owned by BFC for a market-based servicing fee. BHRS recognized a loss for the 1% discount at the time of sale, which is included in “Other operating and administrative costs and expenses” and in “Net cash provided by (used for) operating activities” in our condensed consolidated financial statements.

      Under the revolving sales structure, BFC purchased receivables for cash on a daily basis from BHRS. When BFC ceased its purchases on March 1, 2004, accounts receivable began to increase on our condensed consolidated balance sheet. These Medicaid and VA receivables, including the remaining receivables owned by BFC which are now consolidated with us, will be collected by BHRS from the respective agencies and relieved from the aging. Our cash flows from operating activities in 2004 have temporarily been negatively

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 1.	General — (Continued)

impacted since the timing of collections of these receivables is longer than when the receivables were being sold to BFC daily.

Revenues

      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our revenues for each of the three-month and six-month periods ended June 30, 2004 and 2003 were derived from federal and state medical assistance programs (primarily Medicare and Medicaid). We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

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

      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. Changes in estimates related to third party receivables resulted in an increase in revenues of $3.3 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively, and $5.1 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively. We believe adequate provision has been made to reflect any adjustments that could result from audits of cost reports.

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

Comprehensive Income

      Comprehensive income includes charges and credits to stockholders’ equity not included in net income. Comprehensive income, net of income taxes, consists of unrealized gains on an available-for-sale security of $1.5 million and $775,000 for the three-month and six-month periods ended June 30, 2003. Due to the sale of our remaining available-for-sale security in the fourth quarter of 2003, comprehensive income equaled net income for the three-month and six-month periods ended June 30, 2004, and there was no accumulated other comprehensive income at June 30, 2004 or December 31, 2003.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 1.	General — (Continued)

Earnings Per Share

      The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Numerator:
Numerator for basic and diluted net income (loss) per share	$(25,923)	$17,491	$(2,484)	$29,679

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	107,418	107,156	107,359	105,956
Effect of dilutive securities:
Employee stock options	—	5	1,078	3

Denominator for diluted net income (loss) per share — weighted average shares and assumed conversions	107,418	107,161	108,437	105,959

Basic and diluted net income (loss) per share	$(0.24)	$0.16	$(0.02)	$0.28

      Diluted earnings per share does not include the impact of approximately 7.4 million and 1.8 million of employee stock options outstanding for the three-month and six-month periods ended June 30, 2004, respectively, and 8.2 million options for the three-month and six-month periods ended June 30, 2003, because their effect would have been antidilutive.

      Our $115.0 million of 2.75% convertible notes (the “Convertible Notes”) are convertible into shares of our common stock at an initial conversion price of $7.45 per share, at the option of the holder, when certain conditions are met prior to maturity. As of June 30, 2004, none of the conversion conditions had been met and, therefore, the common shares into which the Convertible Notes may be converted were not included in the calculation of our diluted earnings per share.

      On July 19, 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued a draft of EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Task Force reached a consensus that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the trigger has been met. Public comments on the draft are due by September 3, 2004. If released in its current form, the EITF would be effective for reporting periods ending after December 15, 2004, and require restatement of prior period earnings per share amounts presented for comparative purposes. The conversion of our Convertible Notes would have had an antidilutive effect for the three-month and six-month periods ended June 30, 2004, and therefore, reported earnings per share for these periods would not have been affected.

Note 2.	Insurance

      We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care, workers’ compensation and related services provided to date. These provisions are based

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 2.	Insurance — (Continued)

primarily upon the results of independent actuarial valuations, prepared by actuaries with health care industry experience. These independent valuations are formally prepared twice a year using the most recent trends of claims, settlements and other relevant data. In addition to the actuarial estimate of retained losses, our provision for insurance includes accruals for insurance premiums and related costs for the coverage period and our estimate of any experience adjustments to premiums. The following table summarizes our provision for insurance and related items for the three-month and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

General and professional liability:
Continuing operations	$18,433	$13,316	$36,342	$26,656
Discontinued operations(a)	7,095	27,716	10,903	39,399

	$25,528	$41,032	$47,245	$66,055

Workers’ compensation:
Continuing operations	$10,289	$13,165	$18,124	$20,816
Discontinued operations	925	3,307	1,915	6,701

	$11,214	$16,472	$20,039	$27,517

Other insurance:
Continuing operations	$3,263	$3,300	$6,508	$6,801
Discontinued operations	91	232	188	523

	$3,354	$3,532	$6,696	$7,324

Total provision for insurance and related items:
Continuing operations	$31,985	$29,781	$60,974	$54,273
Discontinued operations(a)	8,111	31,255	13,006	46,623

	$40,096	$61,036	$73,980	$100,896

(a)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on disposed nursing facilities.

      The increase in our provision for insurance from continuing operations for the second quarter of 2004, as compared to the same period in 2003, was primarily due to an increase in the estimate of retained losses for general and professional liabilities related to 1998 and prior policy years.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 2.	Insurance — (Continued)

      Our insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

	June 30,	December 31,
	2004	2003

Current liabilities:
Accrued wages and related liabilities	$488	$2,528
General and professional liabilities	63,422	93,736
Other accrued liabilities	10,981	10,678
Long-term liabilities:
Other liabilities and deferred items	93,429	52,954

	$168,320	$159,896

      We reclassified a portion of our current general and professional liabilities to long-term primarily due to recent claim payments, aggregate limits being reached for certain prior policy years and adjustments in actuarially projected claim payments for the next twelve months.

Note 3.	Asset Impairments, Workforce Reductions and Other Unusual Items

      We recorded pre-tax charges (credits) for asset impairments, workforce reductions and other unusual items as follows for the three-month and six-month periods ended June 30 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Asset impairments	$—	$38	$2,885	$38
Workforce reductions	230	254	98	1,441
Exit costs and other unusual items	71	297	142	297
Reversal of previously recorded charges	(1,324)	(447)	(1,324)	(447)

	$(1,023)	$142	$1,801	$1,329

Asset Impairments

      During the six-month period ended June 30, 2004, we recorded asset impairments of $2.9 million primarily related to the write-down of property and equipment on two nursing facilities included in the Nursing Facilities segment. During the first quarter of 2004, management made a determination to close these nursing facilities, which led to an impairment assessment. In order to estimate the fair values of the facilities, we used a discounted cash flow approach, supplemented by public resource information on valuations of nursing facility sales transactions by region of the country. Where the estimated undiscounted cash flows were negative, we estimated the fair values based on sales values or estimated salvage values.

Workforce Reductions

      During the six-month period ended June 30, 2004, we recorded $444,000 for workforce reductions, partially offset by $346,000 primarily due to the cancellation of restricted stock. The $444,000 for workforce reductions primarily related to 28 associates who were notified in 2004 that their positions would be eliminated

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 3.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

and included $423,000 of cash expenses, $212,000 of which was paid during the six months ended June 30, 2004.

      During the six-month period ended June 30, 2003, we recorded $1.4 million for workforce reductions primarily related to 33 associates who were notified in 2003 that their positions would be eliminated, including the following:

•	$1.8 million of cash expenses, approximately $1.5 million of which was paid during the six months ended June 30, 2003, with the remaining amount being paid during the year ended December 31, 2003; and

•	non-cash expenses of approximately $125,000 related to the vesting of restricted stock, less approximately $400,000 due to related cancellations of restricted stock.

Other Unusual Items

      During the six-month period ended June 30, 2004, we recorded a $1.3 million reversal of a previously recorded charge as a result of an impaired foreign investment being sold above the carrying value. During the six months ended June 30, 2003, we recorded special pre-tax charges of $297,000 for certain other unusual items and exit costs for retention and severance agreements with employees associated with facilities affected by our divestiture strategy. We also recorded an adjustment of $447,000 primarily resulting from the settlement of a previously impaired asset at a price above the carry value.

      The following table summarizes activity in our accruals for estimated workforce reductions and exit costs for the three-month and six-month periods ended June 30 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

	Workforce		Workforce		Workforce		Workforce
	Reductions	Exit Costs	Reductions	Exit Costs	Reductions	Exit Costs	Reductions	Exit Costs

Balance beginning of period	$2,129	$7,743	$3,585	$5,086	$3,029	$7,270	$5,418	$4,991
Charged to continuing operations	231	128	254	24	427	247	1,441	24
Charged to discontinued operations	—	1,226	—	464	—	2,800	—	1,739
Cash payments	(824)	(2,430)	(1,169)	(283)	(1,938)	(3,650)	(4,281)	(1,463)
Stock transactions	—	—	(8)	—	—	—	84	—
Adjustments	(1)	—	75	34	17	—	75	34

Balance end of period	$1,535	$6,667	$2,737	$5,325	$1,535	$6,667	$2,737	$5,325

      Workforce reduction and exit cost accruals are included in “Accrued wages and related liabilities” and “Other accrued liabilities” on our condensed consolidated balance sheets.

Note 4.	Discontinued Operations

      During the six months ended June 30, 2004, we recognized net pre-tax losses of $1.1 million relating to the following 2004 disposal activities:

•	15 nursing facilities (1,703 beds) and one assisted living center (32 units) in our Nursing Facilities segment for cash proceeds totaling $8.9 million; and

•	a home medical equipment business of our Home Care segment for cash proceeds totaling $370,000.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 4.	Discontinued Operations — (Continued)

      We have included the remaining assets and liabilities of our former Matrix segment, as well as the assets of 24 nursing facilities (2,306 beds) of our Nursing Facilities segment, in assets and liabilities held for sale in the accompanying condensed consolidated balance sheet as of June 30, 2004. The remaining assets and liabilities of our former Matrix segment were included in assets and liabilities held for sale as of December 31, 2003. Long-lived assets classified as held-for-sale were initially measured at the lower of carrying value or fair value less costs to sell. We reassess the fair value less costs to sell of the held-for-sale assets each reporting period. A divestiture plan for these groups of assets has been approved by our Board of Directors and we expect to dispose of these groups in the next three to six months.

      A summary by operating segment of the asset and liability line items from which the reclassifications have been made at June 30, 2004 and December 31, 2003 is as follows (in thousands):

	2004

	Nursing			2003
	Facilities	Matrix	Total	Matrix

Current assets	$590	$2,165	$2,755	$2,042
Property and equipment, net	10,502	1,202	11,704	1,100
Goodwill	—	332	332	332
Other assets	236	24	260	24

Total assets held for sale	$11,328	$3,723	$15,051	$3,498

Current liabilities held for sale	$—	$611	$611	$672

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 4.	Discontinued Operations — (Continued)

      The results of operations of disposed facilities and other assets in the three-month and six-month periods ended June 30, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are the gains and losses on sales and exit costs relative to these transactions. Discontinued operations for the three-month and six-month periods ended June 30, 2003 also include the results of operations for all facilities, clinics and businesses disposed of during 2003. A summary of discontinued operations by operating segment for the three-month and six-month periods ended June 30 is as follows (in thousands):

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Three months ended June 30
Revenues	$3,602	$—	$41,266	$44,868	$3,644	$8,796	$151,626	$164,066

Operating income (loss)(a)	$495	(25)	$(4,013)	$(3,543)	$(213)	$(562)	$394	$(381)
Gain (loss) on sales and exit costs	(25)	20	(5,570)	(5,575)	(198)	634	30,072	30,508
Impairments and other unusual items(b)	—	—	(1,649)	(1,649)	—	(540)	(17,130)	(17,670)

Pre-tax income (loss)	$470	$(5)	$(11,232)	(10,767)	$(411)	$(468)	$13,336	12,457

Provision for (benefit from) income taxes				(78)				—

Discontinued operations, net of taxes				$(10,689)				$12,457

(a)	Includes net interest expense of $106,000 and $1.1 million for 2004 and 2003. Also includes depreciation and amortization of $627,000 and $3.4 million for 2004 and 2003, respectively.

(b)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on disposed nursing facilities.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 4.	Discontinued Operations — (Continued)

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Six months ended June 30
Revenues	$6,903	$148	$85,749	$92,800	$11,533	$17,645	$305,834	$335,012

Operating income (loss)(a)	$648	(32)	$(4,394)	$(3,778)	$108	$(993)	$1,679	$794
Gain (loss) on sales and exit costs	(25)	3	(1,082)	(1,104)	10,940	620	27,820	39,380
Impairments and other unusual items(b)	—	—	(2,906)	(2,906)	—	(540)	(17,130)	(17,670)

Pre-tax income (loss)	$623	$(29)	$(8,382)	(7,788)	$11,048	$(913)	$12,369	22,504

Provision for income taxes				345				—

Discontinued operations, net of taxes				$(8,133)				$22,504

(a)	Includes net interest expense of $150,000 and $2.1 million for 2004 and 2003. Also includes depreciation and amortization of $1.4 million and $7.0 million for 2004 and 2003, respectively.

(b)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on disposed nursing facilities.

Note 5.	Dispositions

      During the six months ended June 30, 2004, we sold an additional four nursing facilities (639 beds), and certain other assets for cash proceeds of $10.7 million and closed one nursing facility (102 beds) and one assisted living center (9 units). We did not operate three of the nursing facilities sold, which were previously leased to another nursing home operator. We recognized net pre-tax gains of $32,000, included in “Net gains (losses) on dispositions” on the condensed consolidated statements of operations, as a result of these disposal activities. These dispositions did not meet the criteria in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) to be included in discontinued operations.

Note 6.	Long-Term Debt

      During June 2004, we commenced a cash tender offer to purchase any and all of our $200.0 million 9 5/8% senior notes due 2009 at an offer price of $1,190 per $1,000 principal amount tendered, plus accrued and unpaid interest, and a solicitation of consents to amend the indenture under which the 9 5/8% senior notes were issued. As of June 30, 2004, holders of $189.8 million of the 9 5/8% senior notes had tendered their notes and delivered consents.

      During June 2004, we issued $215.0 million of 7 7/8% senior subordinated notes due June 15, 2014 (“the Senior Subordinated Notes”). The Senior Subordinated Notes were issued at a discount (98.318% of par) to yield 8.125%. The Senior Subordinated Notes are general unsecured obligations subordinated in right of payment to our existing and future senior unsubordinated indebtedness and are guaranteed by certain of our subsidiaries. The Senior Subordinated Notes were issued through a private placement. We are required to file a registration statement with the SEC by September 23, 2004, in order to affect an exchange offer of these notes for publicly tradable notes. The proceeds from the Senior Subordinated Notes, together with cash on hand, were used to purchase for cash $189.8 million of our 9 5/8% senior notes tendered, as well as to pay related

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 6.       Long-Term Debt — (Continued)

fees and expenses. We recorded a pre-tax charge of $40.3 million related to this transaction, including $36.1 million for the prepayment premium, $3.7 million for the write-off of deferred financing costs on the 9 5/8% senior notes and $505,000 for fees and expenses related to the tender offer.

      During the second quarter of 2004, we entered into two amendments to our senior credit facility which, among other things, permitted the issuance of the Senior Subordinated Notes and the purchase of our 9 5/8% senior notes, reduced the interest rate on the term loan portion of the senior credit facility, increased the size of our revolving credit facility from $75.0 million to $90.0 million and modified certain financial covenant levels.

Note 7.	Income Taxes

      The provisions for income taxes from continuing operations of $2.5 million and $2.4 million for the six months ended June 30, 2004 and 2003, respectively, primarily related to current state income taxes estimated to be due in “separate return” filing states where we conduct business.

      The tax provisions differ from those calculated using the federal statutory rate due to changes in the valuation allowance, established at December 31, 2001, for net deferred tax assets. In 2004, the valuation allowance decreased primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards to offset taxable income. In 2003, the net decrease in the valuation allowance was primarily due to the reversal of temporary differences in conjunction with the Matrix disposition and associated with certain costs related to MK Medical, partially offset by an increase in net operating loss carryforwards.

Note 8.	Stockholders’ Equity

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

      On June 30, 2004, the FASB issued an Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS No. 123. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be expensed in the statements of operations based on their fair values. Public comments on the Exposure Draft were due by June 30, 2004, and the FASB expects the new standard will be effective beginning in 2005.

      For purposes of pro forma disclosures, the estimated fair market value of all outstanding stock options is amortized to expense over the respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option-pricing model. The pro forma effects are not necessarily indicative of the effects on future quarters or future years. The following table summarizes our unaudited pro forma net income (loss) and diluted net income (loss) per share for the three-month and six-month periods ended June 30

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 8.	Stockholders’ Equity — (Continued)

assuming we accounted for our stock option grants using the fair value method in accordance with SFAS No. 123, (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Reported net income (loss)(a)	$(25,923)	$17,491	$(2,484)	$29,679
Stock option compensation expense	1,317	1,862	3,107	3,312

Pro forma net income (loss)	$(27,240)	$15,629	$(5,591)	$26,367

Reported diluted net income (loss) per share	$(0.24)	$0.16	$(0.02)	$0.28

Pro forma diluted net income (loss) per share	$(0.25)	$0.15	$(0.05)	$0.25

(a)	Includes total charges to our condensed consolidated statements of operations related to restricted stock grants for the three-month periods ended June 30, 2004 and 2003 of approximately $1.0 million and $655,000, respectively, and for the six-month periods ended June 30, 2004 and 2003 of approximately $1.6 million and $761,000, respectively.

Note 9.	Contingencies and Legal Proceedings

      We are contingently liable for approximately $13.1 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities and assisted living centers. We also guarantee certain third-party operating leases. These guarantees arose from our dispositions of leased facilities, of which the underlying leases have $64.4 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded a liability of approximately $735,000 as of June 30, 2004, included in “Other accrued liabilities” on the condensed consolidated balance sheets, as the estimated fair value of guarantees entered into or modified since January 1, 2003.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 9.	Contingencies and Legal Proceedings — (Continued)

the motion to dismiss in a former class action suit. In light of the dismissal of the former class action suit, the Court entered a Scheduling Order dated July 17, 2003, which set a trial date of March 29, 2004, for this case. Defendants filed a motion to renew their motion to dismiss on December 17, 2003. Subsequently, the trial date was postponed based on the mutual agreement of the parties. On June 1, 2004, the parties filed with the court papers effectuating a settlement for these actions, as well as the Lyons action, which provides that we will incorporate various corporate governance practices that are consistent with our policies. In addition, the directors and officers’ liability insurance carriers, on behalf of the individual defendants, will pay no more than $375,000 for plaintiff’s attorneys’ fees.

      On August 16, 2002, August 26, 2002, and September 26, 2002, respectively, Ernest Baer v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2190), Stanley V. Kensic v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2193) and Charles Krebs v. Beverly Enterprises, Inc., et. al. (CIV. No. 02-2222) were filed in the United States District Court, Western District of Arkansas, Fort Smith Division. These cases were filed as purported securities fraud class actions under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. These cases separately name Beverly Enterprises, Inc. as a defendant along with various current officers and our independent auditors. In all three cases, the purported class period runs from October 16, 2000, to and including July 19, 2002. Plaintiffs claim that the defendants, during the purported class period, made multiple false and misleading statements. In early March 2003, these cases were consolidated as In re Beverly Enterprises, Inc. Securities Litigation. On April 30, 2003, plaintiffs filed an amended complaint. On May 30, 2003, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed July 11, 2003. The court heard oral arguments on the defendants’ motion on August 28, 2003. On December 23, 2003, the court granted defendants’ motions to dismiss with prejudice and denied plaintiffs’ motion to amend the complaint. Plaintiffs filed a notice of appeal on January 22, 2004. On April 2, 2004, plaintiffs and defendants jointly moved to dismiss the appeal with prejudice and on April 19, 2004, the court dismissed the action.

      On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et. al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case is purportedly brought derivatively on our behalf against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that we failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et. al.and Flowers v. Floyd, et. al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs.

      On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a scheduling order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190), to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. The court entered a ruling on the defendants’ motion to dismiss in the federal securities class action on December 23, 2003, and the plaintiffs filed a notice of appeal on January 22, 2004. In light of the plaintiffs’ appeal, the parties agreed to a further stay of this derivative action pending resolution of the appeal. The dismissal of the appeal on April 19, 2004, described above, began the thirty-day period for plaintiffs to file an amended complaint in the derivative action, which they declined to do.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 9.                             Contingencies and Legal Proceedings — (Continued)

Defendants’ response to the complaint was originally due on June 19, 2004. The court has extended the time for defendants to respond until September 17, 2004. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

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

Note 10.	Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments. Our operations are organized into three primary segments:

•	Nursing Facilities, which provide long-term healthcare through the operation of skilled nursing homes and assisted living centers;

•	Aegis, which provides rehabilitation therapy services under contract to our nursing facilities and facilities operated by other care providers; and

•	Home Care, which primarily provides hospice services.

      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing		Home	All		Discontinued
	Facilities	Aegis(1)	Care	Other(2)	Total	Operations(3)

Three months ended June 30, 2004
Revenues from external customers	$449,619	$29,868	$12,181	$1,201	$492,869	$44,868
Intercompany revenues	531	37,755	—	952	39,238	—
Depreciation and amortization	12,827	214	102	2,173	15,316	627
Interest expense	2,253	1	—	9,888	12,142	106
Interest income	638	5	1	676	1,320	—
Pre-tax income (loss)	20,955	12,453	2,260	(49,842)	(14,174)	(10,767)
Goodwill	44,750	—	11,723	—	56,473	332

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 10.	Segment Information — (Continued)

	Nursing		Home	All		Discontinued
	Facilities	Aegis(1)	Care	Other(2)	Total	Operations(3)

Total assets	905,820	29,177	22,349	350,426	1,307,772	15,051
Capital expenditures	9,223	265	95	2,220	11,803	333
Three months ended June 30, 2003
Revenues from external customers	$416,683	$19,440	$9,047	$1,061	$446,231	$164,066
Intercompany revenues	43	39,582	—	301	39,926	—
Depreciation and amortization	12,376	204	144	1,840	14,564	3,380
Interest expense	2,997	—	—	12,739	15,736	1,081
Interest income	587	8	—	578	1,173	5
Pre-tax income (loss)	15,036	11,752	1,571	(22,124)	6,235	12,457
Goodwill	42,481	—	11,724	—	54,205	4,720
Total assets	847,802	21,042	20,964	215,002	1,104,810	251,708
Capital expenditures	4,635	427	42	3,286	8,390	1,705
Six months ended June 30, 2004
Revenues from external customers	$893,945	$57,048	$23,152	$3,990	$978,135	$92,800
Intercompany revenues	1,086	75,282	—	1,405	77,773	—
Depreciation and amortization	25,663	419	210	4,031	30,323	1,386
Interest expense	4,238	1	—	19,707	23,946	177
Interest income	1,261	5	1	1,576	2,843	27
Pre-tax income (loss)	41,834	24,833	3,576	(62,092)	8,151	(7,788)
Goodwill	44,750	—	11,723	—	56,473	332
Total assets	905,820	29,177	22,349	350,426	1,307,772	15,051
Capital expenditures	17,390	487	131	3,229	21,237	676
Six months ended June 30, 2003
Revenues from external customers	$827,989	$35,400	$17,388	$3,052	$883,829	$335,012
Intercompany revenues	43	79,329	—	388	79,760	—
Depreciation and amortization	24,697	426	291	3,437	28,851	6,960
Interest expense	5,962	—	8	25,762	31,732	2,094
Interest income	1,172	17	—	1,195	2,384	6
Pre-tax income (loss)	26,724	23,071	1,421	(41,604)	9,612	22,504
Goodwill	42,481	—	11,724	—	54,205	4,720
Total assets	847,802	21,042	20,964	215,002	1,104,810	251,708
Capital expenditures	8,829	639	48	4,563	14,079	3,290

(1)	Pre-tax income (loss) includes profit on intercompany revenues, which is eliminated in “All Other.”

(2)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include special pre-tax credits totaling $1.0 million and a pre-tax charge of $142,000 for the three months ended June 30, 2004 and 2003, respectively, and

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004
(Unaudited)

Note 10.	Segment Information — (Continued)

pre-tax charges of $1.8 million and $1.3 million for the six months ended June 30, 2004 and 2003, respectively, for asset impairments, workforce reductions and other unusual items. (See Note 3.)

(3)	In accordance with the provisions of SFAS No. 144, the results of operations of certain nursing facilities, clinics and other assets have been reclassified, for all periods presented, as discontinued operations. Pre-tax income (loss) includes net losses on sales and exit costs of $5.6 million and net gains on sales of $30.5 million for the three months ended June 2004 and 2003, respectively. Pre-tax income (loss) includes net losses on sales and exit costs of $1.1 million and net gains on sales of $39.4 for the six months ended June 30, 2004 and 2003, respectively. The remaining assets and liabilities of our former Matrix segment and assets of 24 nursing facilities are classified as held for sale at June 30, 2004. (See Note 4.)

Note 11.	Subsequent Event

      On July 30, 2004, we purchased substantially all of the assets of Hospice USA, LLC, and its affiliates, which are privately held companies providing hospice services in Mississippi, Alabama and Tennessee, for cash of approximately $69.1 million. Hospice USA, LLC and its affiliates operate 18 hospice agencies and have an additional 16 agencies under development.

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Beverly Enterprises, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Beverly Enterprises, Inc. as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Beverly Enterprises, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, not presented in the Company’s Form 10-Q, and in our report dated June 4, 2004, except for Note 15, paragraph 1 as to which the date is June 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, included in the Company’s Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Fort Smith, Arkansas

August 2, 2004

BEVERLY ENTERPRISES, INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2004

(Unaudited)

General

Overview

      Results for the second quarter of 2004 were strong both operationally and financially. Performance improvements reflect the actions we have taken during the past three years to improve quality, upgrade our skilled nursing facility portfolio, grow our service businesses, increase operating efficiencies and strengthen our financial position.

      Revenues continued to grow in all three principal business units compared to the second quarter of last year — with Nursing Facilities up 8 percent, Aegis Therapies up 54 percent and AseraCare Hospice up 32 percent. The revenue increases for Nursing Facilities reflect an 8.8 percent increase in the overall per diem rate and a 30 basis-point improvement in Medicare patients as a percentage of total patient days. The Medicare patient mix rose 30 basis points to 12.2 percent, the 18th consecutive quarter of year-over-year increases. Compared with the 2003 second quarter, our Medicare average per diem rates rose 9.7 percent, Medicaid rates increased 7.9 percent (6 percent net of the cost of provider taxes) and private/managed care rates were up 6.1 percent.

      Aegis revenues reflect the net addition of 28 new customers during the quarter and continued business expansion among existing customers. Hospice revenues reflect a 31 percent increase in average daily census. For the second quarter of this year, average daily census was more than 1,100 patients — compared to 843 in the year-earlier period.

      We also continued to strengthen our financial position during the quarter. A refinancing of our 9 5/8% senior notes reduced interest costs, extended maturities and provided us more flexibility to drive further profitable growth. We reduced our off-balance sheet obligations by $70.0 million during the quarter, and also made significant progress in our Nursing Facilities’ day’s sales outstanding, which is down more than three days from first quarter levels to about 36 days.

      Continuing operations recorded a net loss of $15.2 million ($0.14 per share diluted) for the second quarter — including $40.3 million in previously disclosed costs related to a debt refinancing. Discontinued operations — including 24 nursing facilities and 10 outpatient care clinics classified as “Assets held for sale,” and 11 under-performing Arkansas facilities sold in June — recorded a loss of $10.7 million. In total, we recorded a net loss of $25.9 million or $0.24 per share diluted for the 2004 second quarter.

      We expect 2004 to be another very strong year for us — and we remain committed to maximizing current performance, while continuing to build a solid foundation for further profitable growth in 2005 and beyond.

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

      On February 3, 2000, we entered into a series of separate agreements with the Office of Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”). Under the civil settlement agreement,

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

we paid the federal government $25.0 million during the first quarter of 2000 and agreed to reimburse the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments ending in the first quarter of 2008. As of June 30, 2004, the present value of the remaining obligation was $55.5 million. As a result of such withholdings, our cash flows from operations were negatively impacted by $9.1 million during the six-month period ended June 30, 2004, and are expected to be negatively impacted at an annual rate of $18.1 million.

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

Critical Accounting Policy Update

Patient Care Liability and Insurance Risks

      General and professional liability costs for the long-term healthcare industry have become increasingly expensive and difficult to estimate. In addition, insurance coverage for patient care liability and certain other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and pay substantially higher premiums for reduced terms of coverage. We have experienced higher premiums and retention levels in the past. Our insurance covering patient care liability and workers’ compensation was renewed in the second quarter of 2004, with retention levels remaining consistent and premiums being generally the same or less than the prior year. However, we cannot assure you that we will be able to renew our insurance coverages in future years on terms as favorable as those we currently have. The majority of our workers’ compensation and auto liability risks are insured through loss-sensitive insurance policies with affiliated and unaffiliated insurance companies. For our general and professional liabilities, we are responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits in certain prior policy years.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Our liabilities for general, professional and workers’ compensation risk are estimated by our independent actuaries twice a year using the most recent trends of claims, settlements and other relevant data. On an undiscounted basis, these liabilities totaled approximately $212.9 million at June 30, 2004. On our financial statements, these liabilities are discounted at 10% to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge for the six months ended June 30, 2004 of approximately $1.7 million. Based on information provided by our independent actuaries, we estimate our range of discounted exposure for these liabilities to be approximately $160.9 million to $182.7 million. At June 30, 2004, our recorded reserves for these liabilities totaled $168.3 million. We believe adequate provision has been made in our condensed consolidated financial statements for patient care, workers’ compensation and other insurance liabilities.

Stock-Based Awards

      See “Item 1. — Note 8” for a summary of our pro forma net income (loss) and diluted net income (loss) per share assuming we accounted for all of our outstanding stock options using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Off-Balance Sheet Arrangements

      On June 15, 2004, $70.0 million of medium-term notes (“Medium-Term Notes”) were repaid. These notes were obligations of Beverly Funding Corporation (“BFC”), a bankruptcy remote, qualifying special purpose entity, which was not consolidated with us prior to the repayment of the notes. Upon repayment of the Medium-Term Notes, BFC no longer had third-party beneficial owners and no longer met the conditions of a qualifying special purpose entity. Therefore, during the second quarter of 2004, BFC was reconsolidated with us.

      We are contingently liable for approximately $13.1 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities and assisted living centers. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $64.4 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded a liability of approximately $735,000 as of June 30, 2004, included in “Other accrued liabilities” on the condensed consolidated balance sheet, as the estimated fair value of guarantees entered into or modified since January 1, 2003.

Operating Results

Reclassification

      Results of operations for the three months ended June 30, 2004 and 2003 reflect certain asset dispositions during 2004 and 2003, and assets held for sale as of June 30, 2004, as discontinued operations. (See Item 1. — Note 4.) The following discussions of “Second Quarter 2004 Compared to Second Quarter 2003” and “Six Months 2004 Compared to Six Months 2003” reflect this reclassification.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2004 Compared to Second Quarter 2003

Results of Operations — Continuing Operations

      We reported a loss from continuing operations for the second quarter of 2004 of $15.2 million, compared to income of $5.0 million for the same period in 2003. The loss from continuing operations for the second quarter of 2004 included a special pre-tax charge of $40.3 million related to our refinancing of senior notes (see below) as well as a pre-tax credit totaling $1.0 million related to the reversal of a previously recorded charge of $1.3 million, net of $301,000 for workforce reductions and exit costs (see Item 1. — Note 3). Income from continuing operations for the second quarter of 2003 included special pre-tax charges for asset impairment, workforce reductions, exit costs and other unusual items of $142,000 and the reversal of $925,000 related to a settlement and related costs accrued for the investigation of patient care issues at certain California nursing homes (the “California investigation settlement”).

Revenues

      We reported revenues of $492.9 million during the second quarter of 2004, compared to $446.2 million for the same period in 2003. Approximately 91% and 93% of our revenues for the quarters ended June 30, 2004 and 2003, respectively, were derived from services provided by our Nursing Facilities segment. The increase in revenues of $46.7 million for the second quarter of 2004, as compared to the same period in 2003, is due to the following:

•	an increase of $33.7 million from facilities we operated during each of the quarters ended June 30, 2004 and 2003 (“same facility operations”);

•	an increase of $10.4 million from growth in Aegis’ external therapy business;

•	an increase of $3.1 million primarily due to a nursing facility acquisition, the opening of five hospice centers and start-up businesses;

•	an increase of $2.3 million from growth in our Home Care segment; and

•	a decrease of $2.8 million due to the closures of certain nursing facilities during 2004 and 2003 not reported as discontinued operations.

      The increase in revenues of $33.7 million from same facility operations for the second quarter of 2004, as compared to the same period in 2003, primarily consists of the following:

•	$18.1 million, $10.0 million and $3.5 million due to an increase in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $1.5 million primarily due to changes in estimates related to prior year cost report settlements;

•	an increase of $560,000 due to a positive shift in our patient mix;

•	partially offset by $2.6 million due to a decline in same facility census.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Costs and Expenses

      We reported costs and expenses of $456.0 million during the second quarter of 2004 compared to $426.0 million for the same period in 2003. Excluding special net pre-tax credits of $1.0 million in 2004 and $783,000 in 2003, discussed above, our costs and expenses increased $30.2 million, consisting of the following:

•	an increase of $29.8 million in same facility operations;

•	an increase of $2.6 million primarily due to a facility acquisition, the opening of five hospice centers and start-up businesses; and

•	a decrease of $2.2 million due to dispositions during 2004 and 2003 not reported as discontinued operations.

      The increase in costs and expenses of $29.8 million from same facility operations for the second quarter of 2004, as compared to the same period in 2003, was due primarily to the following:

•	$12.3 million net increase in wages and related expenses, primarily due to an increase in our weighted average wage rates and an increase in nursing hours per patient day, partially offset by an adjustment in reserves related to new employee benefit programs implemented in 2003;

•	$5.1 million increase in state-imposed provider taxes;

•	$3.7 million increase in contracted services;

•	$2.2 million increase in our provision for insurance, primarily due to an increase in the estimate of retained losses for prior policy years and an increase in related costs; and

•	$849,000 increase in depreciation and amortization expense, primarily due to capital expenditures.

Interest Expense

      Interest expense decreased to $12.1 million for the second quarter of 2004, as compared to $15.7 million for the same period in 2003, primarily due to the October 2003 refinancing of our credit facility and our 9% senior notes and the reduction of debt using the proceeds from sales of facilities, clinics and other assets in 2003.

Costs Related to Early Extinguishments of Debt

      During June 2004, we issued $215.0 million of 7 7/8% senior subordinated notes. The proceeds from the senior subordinated notes, together with cash on hand, were used to purchase for cash $189.8 million of our 9 5/8% senior notes tendered and to pay related fees and expenses. In conjunction with these transactions, we paid a prepayment premium of $36.1 million related to the early extinguishments of the 9 5/8% senior notes and wrote off $3.7 million of related deferred financing costs. We also paid $505,000 in tender fees related to the cash tender offer on the 9 5/8% senior notes.

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities and other assets in the three months ended June 30, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are gains and losses on sales, additional impairment and exit costs relative to these transactions. Discontinued operations for the three months ended June 30, 2003 also include the results of operations for facilities, clinics and businesses disposed of during 2003.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      A summary of discontinued operations by operating segment for the three months ended June 30, is as follows (in thousands):

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Three months ended June 30
Revenues	$3,602	$—	$41,266	$44,868	$3,644	$8,796	$151,626	$164,066

Operating income (loss)(a)	$495	(25)	$(4,013)	$(3,543)	$(213)	$(562)	$394	$(381)
Gain (loss) on sales and exit costs	(25)	20	(5,570)	(5,575)	(198)	634	30,072	30,508
Impairments and other unusual items(b)	—	—	(1,649)	(1,649)	—	(540)	(17,130)	(17,670)

Pre-tax income (loss)	$470	$(5)	$(11,232)	(10,767)	$(411)	$(468)	$13,336	12,457

Benefit from income taxes				(78)				—

Discontinued operations, net of taxes				$(10,689)				$12,457

(a)	Includes net interest expense of $106,000 and $1.1 million for 2004 and 2003, respectively. Also includes depreciation and amortization of $627,000 and $3.4 million for 2004 and 2003, respectively.

(b)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on disposed nursing facilities.

Six Months 2004 Compared to Six Months 2003

Results of Operations — Continuing Operations

      We reported income from continuing operations for the six months ended June 30, 2004 of $5.6 million, compared to $7.2 million for the same period in 2003. Income from continuing operations for the six months ended June 30, 2004 included pre-tax charges of $40.3 million for the refinancing of our 9 5/8% senior notes (see above) as well as asset impairments, workforce reductions and other unusual items totaling $1.8 million, including the reversal of a previously recorded charge. (See Item 1. — Note 3). Income from continuing operations for the six months ended June 30, 2003 included special pre-tax charges for asset impairments, workforce reductions and other unusual items of $1.3 million and the reversal of $925,000 related to costs originally accrued for the California Investigation Settlement.

Revenues

      We reported revenues of $978.1 million during the six months ended June 30, 2004, compared to $883.8 million for the same period in 2003. Approximately 91% and 94% of our revenues for the six months ended June 30, 2004 and 2003, respectively, were derived from services provided by our Nursing Facilities segment. Revenues for the six months ended June 30, 2004 and 2003, have been adjusted to exclude revenues related to discontinued operations. The increase of $94.3 million consists of the following:

•	an increase of $62.7 million in facilities which we operated during each of the six-month periods ended June 30, 2004 and 2003 (“same facility operations”);

•	an increase of $21.6 million from growth in Aegis’ external therapy business;

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	an increase of $9.7 million primarily due to one nursing facility acquisition, the openings of five hospice centers and start-up businesses;

•	an increase of $4.4 million from growth in our Home Care segment; and

•	a decrease of $4.1 million due to the sale or closures of certain nursing facilities during 2004 and 2003 not reported as discontinued operations.

      The increase in revenues of $62.7 million from same facility operations for the six months ended June 30, 2004, as compared to the same period in 2003, consists primarily of the following:

•	$31.8 million, $18.1 million and $6.2 million due to an increase in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $4.4 million due to one additional calendar day during the first quarter of 2004, as compared to the same period in 2003;

•	$3.1 million due to a positive shift in our patient mix;

•	an increase of $2.8 million primarily due to changes in estimates related to prior year cost report settlements;

•	partially offset by $5.4 million due to a decline in same facility census.

Costs and Expenses

      We reported costs and expenses of $908.7 million during the six months ended June 30, 2004 compared to $845.3 million for the same period in 2003. Excluding special net pre-tax charges of $1.8 million and $404,000 in 2004 and 2003, respectively, discussed above, our costs and expenses increased $62.0 million, consisting of the following:

•	an increase of $57.5 million in same facility operations;

•	an increase of $7.9 million primarily due to one nursing facility acquisition and the openings of five hospice centers and start-up businesses; and

•	a decrease of $3.4 million due to dispositions during 2004 and 2003 that did not meet the criteria to be reported as discontinued operations.

      The increase in costs and expenses of $57.5 million from same facility operations for the six months ended June 30, 2004, as compared to the same period in 2003, was due primarily to the following:

•	$27.3 million net increase in wages and related expenses, primarily due to an increase in our weighted average wage rates and an increase in nursing hours per patient day, partially offset by an adjustment in reserves related to new employee benefit programs implemented in 2003;

•	$6.7 million increase in our provision for insurance (see Second Quarter 2004 Compared to Second Quarter 2003 for a discussion of this increase);

•	$6.2 million increase in state-imposed provider taxes;

•	$6.1 million increase in contracted services; and

•	$1.6 million increase in depreciation and amortization expense, primarily due to capital expenditures.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

      Interest expense decreased to $23.9 million for the six months ended June 30, 2004, as compared to $31.7 million for the same period in 2003, primarily due to the October 2003 refinancing of our credit facility and our 9% senior notes and to the reduction of debt using the proceeds from sales of facilities, clinics and other assets in 2003.

Income Taxes

      We recorded a provision for income taxes of $2.8 million for the six months ended June 30, 2004, including $2.5 million from continuing operations and $345,000 from discontinued operations, primarily related to state income taxes. We decreased our valuation allowance on our deferred tax assets by $15.8 million during the six months ended June 30, 2004 to $153.3 million primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards to offset taxable income. This valuation allowance is required under the guidance of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, due to our historical operating performance and our reported cumulative net losses. Our realization of the deferred tax benefits, primarily associated with our net operating losses, is dependent upon our achieving sufficient future pre-tax income. Under federal income tax regulations, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits. However, given the size of our pre-tax losses in prior years, a valuation allowance is considered to be appropriate under the more stringent accounting standards for the realization of these deferred tax benefits, which is contingent upon future income in the near term.

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities, clinics and other assets in the six-month period ended June 30, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are gains and losses on sales, additional impairments and exit costs relative to these transactions. A summary of the discontinued operations for the six-month period ended June 30 is as follows (in thousands):

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Six months ended June 30
Revenues	$6,903	$148	$85,749	$92,800	$11,533	$17,645	$305,834	$335,012

Operating income (loss)(a)	$648	(32)	$(4,394)	$(3,778)	$108	$(993)	$1,679	$794
Gain (loss) on sales and exit costs	(25)	3	(1,082)	(1,104)	10,940	620	27,820	39,380
Impairments and other unusual items(b)	—	—	(2,906)	(2,906)	—	(540)	(17,130)	(17,670)

Pre-tax income (loss)	$623	$(29)	$(8,382)	(7,788)	$11,048	$(913)	$12,369	22,504

Provision for income taxes				345				—

Discontinued operations, net of taxes				$(8,133)				$22,504

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(a)	Includes net interest expense of $150,000 and $2.1 million for 2004 and 2003. Also includes depreciation and amortization of $1.4 million and $7.0 million for 2004 and 2003, respectively.

(b)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on disposed nursing facilities.

Liquidity and Capital Resources

      At June 30, 2004, we had $216.5 million in cash and cash equivalents. We anticipate that $53.6 million of this cash balance, while not legally restricted, will be utilized primarily to fund certain general and professional liabilities and workers’ compensation claims and expenses. At June 30, 2004, we had $55.4 million of unused commitments under our $90.0 million revolving credit facility, with utilization being for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. At June 30, 2004, we had positive working capital of $194.3 million reflected on our condensed consolidated balance sheet. Our cash flows consisted of the following for the six months ended June 30 (in thousands):

	Six Months Ended
	June 30,

	2004	2003

Net cash provided by (used for) operating activities	$(21,976)	$20,446
Net cash provided by investing activities	14,159	106,283
Net cash used for financing activities	(34,535)	(107,640)

Net increase (decrease) in cash and cash equivalents	$(42,352)	$19,089

      Net cash provided by (used for) operating activities, under the direct method, for the six months ended June 30, consists of the following (in thousands):

	2004	2003

Cash paid to suppliers and employees	$(985,084)	$(1,138,597)
Interest paid	(26,105)	(31,442)
Income taxes paid	(4,372)	(177)
Cash received from patients and third-party payors	990,715	1,188,272
Interest received	2,870	2,390

Net cash provided by (used for) operating activities	$(21,976)	$20,446

      For the six months ended June 30, 2004, the $22.0 million net cash used by operating activities was primarily due to an $80.2 million increase in accounts receivable, principally resulting from BFC ceasing to purchase receivables from us. According to the provisions of BFC’s $70.0 million Medium-Term Notes agreement, BFC ceased its daily purchases of accounts receivable from BHRS on March 1, 2004, and began to accumulate cash collected on previously purchased receivables in order to make the $70.0 million principal payment on its Medium-Term Notes on June 15, 2004. Collections of BFC receivables in excess of the $70.0 million used to pay off the Medium-Term Notes were paid to the Company in cash to redeem a portion of our investment in BFC. Upon repayment of the Medium-Term Notes on June 15, 2004, BFC no longer had third-party beneficial owners and, therefore, no longer met the conditions of a qualifying special purpose entity, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Therefore, we reconsolidated the remaining assets and liabilities of BFC with us during the second quarter of 2004.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      For the six months ended June 30, 2004, proceeds from dispositions and collections on notes receivable totaling $28.2 million were primarily used to fund capital expenditures of $21.9 million.

      With the termination of daily purchases of receivables by BFC from BHRS, accounts receivable on our condensed consolidated balance sheet have increased and have resulted in a use of cash from operating activities on our condensed consolidated statement of cash flows for the six months ended June 30, 2004. These receivables will be collected from the applicable governmental agencies to relieve the aging, but the timing of collections will be longer than when they were being purchased daily by BFC.

      During June 2004, we commenced a cash tender offer to purchase any and all of our $200.0 million 9 5/8% senior notes due 2009 at an offer price of $1,190 per $1,000 principal amount tendered, plus accrued and unpaid interest, and a solicitation of consents to amend the indenture under which the 9 5/8% senior notes were issued. As of June 30, 2004, holders of $189.8 million of the 9 5/8% senior notes had tendered their notes and delivered consents.

      During June 2004, we issued $215.0 million of 7 7/8% senior subordinated notes due June 15, 2014 (“the Senior Subordinated Notes”). The Senior Subordinated Notes were issued at a discount (98.318% of par) to yield 8.125%. The Senior Subordinated Notes are general unsecured obligations subordinated in right of payment to our existing and future senior unsubordinated indebtedness and are guaranteed by certain of our subsidiaries. The Senior Subordinated Notes were issued through a private placement. We are required to file a registration statement with the SEC by September 23, 2004, in order to affect an exchange offer of these notes for publicly tradable notes. The proceeds from the Senior Subordinated Notes, together with cash on hand, were used to purchase for cash $189.8 million of our 9 5/8% senior notes tendered, as well as to pay related fees and expenses. We recorded a pre-tax charge of $40.3 million related to this transaction, including $36.1 million for the prepayment premium, $3.7 million for the write-off of deferred financing costs on the 9 5/8% senior notes and $505,000 for fees and expenses related to the tender offer. Approximately $36.1 million of the pre-tax charge, and $4.1 million of deferred financing costs related to the 7 7/8% senior subordinated notes, were paid out in cash during the second quarter of 2004, using $20.6 million of net proceeds from the issuance of the 7 7/8% senior subordinated notes and $19.6 million of cash on hand.

      During the second quarter of 2004, we entered into two amendments to our senior credit facility which, among other things, permitted the issuance of the Senior Subordinated Notes and the purchase of our 9 5/8% senior notes, reduced the interest rate on the term loan portion of the senior credit facility, increased the size of our revolving credit facility from $75.0 million to $90.0 million and modified certain financial covenant levels.

      In November 2003, the Board of Directors authorized a stock repurchase program whereby we may repurchase, from time to time on the open market, up to $20.0 million of our outstanding common stock. The stock repurchase program became effective on December 1, 2003 and remains in effect for one year. As of June 30, 2004, no shares had been repurchased under this authorization and any such repurchases will only occur during open trading windows, if at all.

      On July 30, 2004, we purchased substantially all of the assets of Hospice USA, LLC, and its affiliates which are privately held companies providing hospice services in Mississippi, Alabama and Tennessee, for cash of approximately $69.1 million. Hospice USA, LLC and its affiliates operate 18 hospice agencies and have an additional 16 agencies under development.

      We expect the successful completion of our divestiture strategy, while resulting in a significant reduction in our revenues, will reduce our patient care liability costs, reduce outstanding debt and strengthen the nursing facility portfolio going forward. We expect to continue the implementation of initiatives to improve our fundamental business processes and reduce costs throughout the organization through 2005. We can give no

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

assurance that we will be able to execute the divestiture strategy in a timely manner at fair values or that we will be able to reduce costs to achieve our objective within the time period projected.

      We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $9.4 million, to make capital additions and improvements of approximately $80.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including Hospice USA, LLC and the purchase of previously leased facilities, to repurchase shares of our common stock and to meet working capital requirements for the twelve months ending June 30, 2005. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

Obligations and Commitments

      There have been no material changes in the information related to obligations and commitments provided in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 under Item 7, except with respect to our lease guarantees described above in “Off-Balance Sheet Arrangements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      During the six months ended June 30, 2004, we repaid $189.8 million of our 9 5/8% senior notes due 2009 and BFC repaid its $70.0 million variable rate off-balance sheet obligation. We increased our fixed rate debt by $211.4 million and extended the maturity to 2014 and increased our notes receivable by a net of $3.6 million.

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

      As required by SEC Rule 13a-15(b), we have carried out an evaluation as of June 30, 2004, the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION
June 30, 2004
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

      The Badger and Richardson actions were ordered to be consolidated as In re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. Defendants filed a motion to dismiss the consolidated derivative complaint and a motion to strike portions thereof on July 21, 2000. The parties agreed to stay the consolidated action pending the outcome of the motion to dismiss in a former class action suit. In light of the dismissal of the former class action suit, the Court entered a Scheduling Order dated July 17, 2003, which set a trial date of March 29, 2004, for this case. Defendants filed a motion to renew their motion to dismiss on December 17, 2003. Subsequently, the trial date was postponed based on the mutual agreement of the parties. On June 1, 2004, the parties filed with the court papers effectuating a settlement for these actions, as well as the Lyons action, which provides that we will incorporate various corporate governance practices that are consistent with our policies. In addition, the directors and officers’ liability insurance carriers, on behalf of the individual defendants, will pay no more than $375,000 for plaintiff’s attorneys’ fees.

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
OTHER INFORMATION (Continued)
June 30, 2004
(Unaudited)

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

      On June 9, 2003, pursuant to a stipulation of the parties, the Court entered a scheduling order providing, among other things, that plaintiffs will have thirty days from a ruling on the motion to dismiss filed by defendants in the related securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190), to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. The court entered a ruling on the defendants’ motion to dismiss in the federal securities class action on December 23, 2003, and the plaintiffs filed a notice of appeal on January 22, 2004. In light of the plaintiffs’ appeal, the parties agreed to a further stay of this derivative action pending resolution of the appeal. The dismissal of the appeal on April 19, 2004, described in paragraph (b) above, began the thirty-day period for plaintiffs to file an amended complaint in the derivative action, which they declined to do. Defendants’ response to the complaint was originally due on June 19, 2004. The court has extended the time for defendants to respond until September 17, 2004. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

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

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
June 30, 2004
(Unaudited)

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

      On May 20, 2004, we held our Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing seven members to the Board of Directors, ratifying the appointment of Ernst & Young LLP as independent registered public accounting firm for 2004, amending the 1997 Long-Term Incentive Plan and approving its performance goals, amending and restating the Non-Employee Directors’ Stock Option Plan and transacting such other business as may have properly come before the meeting or any adjournment thereof.

      The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

Director	For	Withheld

William R. Floyd	89,430,105	7,178,184
John D. Fowler, Jr.	89,169,169	7,439,120
John P. Howe, III, M.D.*	58,745,344	37,862,945
James W. McLane	89,150,898	7,457,391
Ivan R. Sabel	90,177,463	6,430,826
Donald L. Seeley	89,202,509	7,405,780
Marilyn R. Seymann, Ph.D.	87,194,476	9,413,813

*	Institutional Shareholder Services, which provides voting recommendations to large, institutional shareholders of public companies, recommends that stockholders withhold their vote for any director who attends less than 75% of the meetings to which he is assigned. Dr. Howe regularly attended Board of Directors and committee meetings and only missed the 75% threshold by one committee meeting.

      The appointment of Ernst & Young LLP as independent registered public accounting firm for 2004 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For	94,406,279
Against	2,132,098
Abstentions	69,912

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
June 30, 2004
(Unaudited)

      The amendment of the 1997 Long-Term Incentive Plan, along with its performance goals, was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For	54,171,667
Against	22,693,795
Abstentions	468,704

      The amendment and restatement of the Non-Employee Directors’ Stock Option Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For	55,515,159
Against	21,354,521
Abstentions	475,087

ITEM 6(A).     EXHIBITS.

Exhibit
Number

3.1
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

3.3	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
4.1
Indenture, dated as of June 25, 2004, by and among Beverly Enterprises, Inc., the subsidiary guarantors named therein and BYN Midwest Trust Company, as Trustee, with respect to Beverly Enterprise, Inc.’s 7 7/8% Senior Subordinated Notes due 2014

4.2
First Supplemental Indenture, dated as of June 17, 2004, by and among Beverly Enterprises, Inc., the subsidiary guarantors named therein and The Bank of New York, as Trustee, with respect to Beverly Enterprises, Inc.’s 9 5/8% Senior Notes due 2009

10.1
Purchase Agreement, dated as of June 18, 2004, by and among Beverly Enterprises, Inc., the subsidiary guarantors named therein and Lehman Brothers Inc. and J.P. Morgan Securities Inc., as the Initial Purchasers, with respect to Beverly Enterprises, Inc.’s 7 7/8% Senior Subordinated Notes

10.2
Registration Rights Agreement, dated as of June 25, 2004, by and among Beverly Enterprises, Inc., the subsidiary guarantors named therein and Lehman Brothers Inc. and J.P. Morgan Securities Inc. as the Initial Purchasers

10.3	Dealer Manager and Solicitation Agent Agreement, dated as of June 8, 2004, by and between Beverly Enterprises, Inc. and Lehman Brothers, Inc.
10.4
First Amendment to Credit Agreement, dated as of May 13, 2004, among Beverly Enterprises, Inc., the several banks from time to time party thereto, Lehman Brothers Inc., Lehman Commercial Paper Inc., Bank of Montreal and General Electric Capital Corporation

10.5
Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of June 17, 2004, among Beverly Enterprises, Inc., the several banks from time to time party thereto, Lehman Brothers Inc., Lehman Commercial Paper Inc., Bank of Montreal and General Electric Capital Corporation

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
June 30, 2004
(Unaudited)

Exhibit
Number

10.6	Asset Purchase Agreement, dated as of May 27, 2004, by and among Hospice USA, LLC, the Affiliated Sellers named therein, and Hospice Preferred Choice, Inc.
10.7	First Amendment to Asset Purchase Agreement, dated as of July 30, 2004, by and among Hospice USA, LLC, the Affiliated Sellers named therein, and Hospice Preferred Choice, Inc.
15	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

ITEM 6(B).     REPORTS ON FORM 8-K.

      On June 24, 2004, we filed a report on Form 8-K under Item 9, which included a press release announcing the appointment of Martha Schram as Senior Vice President and President of Aegis Therapies.

      On June 22, 2004, we filed a report on Form 8-K under Item 9, which included a press release announcing that in connection with our cash tender offer for any and all of our 9 5/8% Notes and the related consent solicitation, we had received the required consents to amend the indenture governing the 9 5/8% Notes as detailed in the Offer to Purchase and Consent Solicitation statement dated June 9, 2004. We also issued a second press release announcing that we had priced the $215.0 million 7 7/8% Senior Subordinated Notes due in 2014, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

      On June 15, 2004, we filed a report on Form 8-K under Item 9, which included a press release announcing that we intend to offer, subject to market and other conditions, up to $225.0 million of Senior Subordinated Notes due 2014.

      On June 10, 2004, we filed a report on Form 8-K under Item 9, which included a press release announcing that we had initiated a cash tender offer for any and all of our $200.0 million 9 5/8% Senior Notes, and a solicitation of consents to amend the indenture governing the Senior Notes.

      On June 1, 2004, we filed a report on Form 8-K under Item 9, which included a press release announcing that our subsidiary AseraCare signed a definitive agreement to purchase the assets of Hospice USA, LLC, a privately held company providing hospice services in Mississippi, Alabama and Tennessee.

      On May 6, 2004, we filed a report on Form 8-K under Items 9 and 12, which included a press release announcing we had conducted an investor conference call for our quarter ended March 31, 2004, and included the transcript. We also included a press release announcing our operating results for the 2004 first quarter.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

By:	/s/ PAMELA H. DANIELS

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer

Dated: August 9, 2004