Form 10-Q
period 2004-09-30
BEVERLY ENTERPRISES INC
filed 2004-11-09
CIK 1040441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

www.beverlycorp.com

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

Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares, at October 29, 2004 — 108,090,662

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

      These forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by us in those statements. Numerous factors will affect our actual results, some of which are beyond our control. These include, but are not limited to:

•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

•	the effects of adopting new accounting standards;

•	our ability to integrate acquisitions and realize synergies and accretion;

•	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of lawsuits brought about by the announcement or settlement of federal government investigations and the announcement of increases in reserves for patient care liabilities;

•	our ability to predict future reserve levels for patient care and workers’ compensation liabilities;

•	our ability to obtain adequate insurance coverage with financially viable insurance carriers, as well as the ability of our insurance carriers to fulfill their obligations;

•	our ability to execute strategic divestitures in a timely manner at fair values;

•	our ability to improve our fundamental business processes and reduce costs throughout the organization;

•	our ability to attract and retain qualified personnel;

•	the availability and terms of capital to fund acquisitions, capital improvements and ongoing operations;

•	our ability to repurchase our stock and changes in our stock price after any such repurchases;

•	the competitive environment in which we operate;

•	our ability to maintain and increase census (volume of residents) levels; and

•	demographic changes.

      Investors should also refer to “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended, for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risks inherent in them. You should carefully consider the risks described and referred to in this report before making any investment decisions in the Company. There may be additional risks that we do not presently know of or that we currently do not deem material. If any of these risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that any forward-looking statements, which speak only as of the date of this report will, in fact, transpire, and, therefore, we caution investors not to place undue reliance on them. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

BEVERLY ENTERPRISES, INC.

FORM 10-Q

September 30, 2004

Page

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	29
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 4. Controls and Procedures	40
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	41
ITEM 6. Exhibits	41
Form of Long-Term Incentive Plan Notice
Form of Restricted Stock Agreement for Non-employee Directors Stock Option Plan
Form of Restricted Stock Agreement for 1997 Long-Term Incentive Plan
Form of Option Agreement for Non-Employment Directors Stock Option Plan
Form of Option Agreement for 1997 Long-Term Incentive Plan
Acknowledgement Letter of Ernst & Young LLP
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I

ITEM 1.     FINANCIAL STATEMENTS.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2004	2003

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$207,360	$258,815
Accounts receivable, less allowance for doubtful accounts: 2004 — $33,326; 2003 — $31,615	215,338	164,635
Notes receivable, less allowance for doubtful notes: 2004 — $2,300; 2003 — $3,336	6,499	13,724
Operating supplies	9,250	10,425
Assets held for sale	15,128	3,498
Investment in Beverly Funding Corporation	—	31,342
Prepaid expenses and other	39,135	33,377

Total current assets	492,710	515,816
Property and equipment, net	646,860	694,220
Other assets:
Goodwill, net	124,467	57,102
Other, less allowance for doubtful accounts and notes: 2004 — $1,462; 2003 — $2,120	70,635	79,283

Total other assets	195,102	136,385

	$1,334,672	$1,346,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,081	$67,572
Accrued wages and related liabilities	95,478	116,717
Accrued interest	9,066	6,896
General and professional liabilities	63,422	93,736
Federal government settlement obligations	14,064	13,125
Liabilities held for sale	622	672
Other accrued liabilities	87,143	102,289
Current portion of long-term debt	11,644	13,354

Total current liabilities	340,520	414,361
Long-term debt	558,488	552,873
Other liabilities and deferred items	173,971	141,001
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2004 — 116,241,478; 2003 — 115,594,806	11,624	11,559
Additional paid-in capital	897,476	895,950
Accumulated deficit	(538,909)	(560,825)
Treasury stock, at cost: 8,283,316	(108,498)	(108,498)

Total stockholders’ equity	261,693	238,186

	$1,334,672	$1,346,421

Note:	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes.

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	$508,169	$461,201	$1,486,304	$1,345,030
Costs and expenses:
Wages and related	300,734	275,922	856,406	807,289
Provision for insurance and related items	29,407	27,892	90,381	82,165
Other operating and administrative	131,560	116,498	391,449	346,869
Depreciation and amortization	15,918	14,783	46,241	43,634
Adjustment related to California investigation settlement	—	—	—	(925)
Asset impairments, workforce reductions and other unusual items	(613)	1,343	1,188	2,672

Total costs and expenses	477,006	436,438	1,385,665	1,281,704

Income before other income (expenses)	31,163	24,763	100,639	63,326
Other income (expenses):
Interest expense	(11,122)	(16,029)	(35,068)	(47,761)
Costs related to early extinguishment of debt	(176)	—	(40,430)	—
Interest income	1,246	1,170	4,089	3,554
Net gains on dispositions	582	2	614	399

Total other expenses, net	(9,470)	(14,857)	(70,795)	(43,808)

Income before provision for income taxes and discontinued operations	21,693	9,906	29,844	19,518
Provision for income taxes	536	1,853	3,038	4,290

Income before discontinued operations	21,157	8,053	26,806	15,228
Discontinued operations, net of taxes: for the quarters 2004 — $(59) and 2003 — $0; for the nine months 2004 — $286 and 2003 — $0	3,243	1,930	(4,890)	24,434

Net income	$24,400	$9,983	$21,916	$39,662

Net income (loss) per share of common stock:
Basic:
Before discontinued operations	$0.20	$0.08	$0.25	$0.14
Discontinued operations	0.03	0.01	(0.05)	0.23

Net income (loss) per share of common stock	$0.23	$0.09	$0.20	$0.37

Shares used to compute basic net income (loss) per share	108,039	107,142	107,613	106,356

Diluted:
Before discontinued operations	$0.19	$0.07	$0.25	$0.14
Discontinued operations	0.03	0.02	(0.05)	0.23

Net income (loss) per share of common stock	$0.22	$0.09	$0.20	$0.37

Shares used to compute diluted net income (loss) per share	109,061	107,600	108,673	106,510

See accompanying notes

BEVERLY ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income	$21,916	$39,662
Adjustments to reconcile net income to net cash provided by (used for) operating activities, including discontinued operations:
Depreciation and amortization	47,656	52,845
Provision for reserves on accounts, notes and other receivables, net	10,772	22,670
Amortization of deferred financing costs	2,107	3,655
Costs related to early extinguishments of debt	40,430	—
Asset impairments, workforce reductions and other unusual items	3,799	5,224
Gains on dispositions of facilities and other assets, net	(455)	(47,254)
Adjustment related to California investigation settlement	—	(925)
Insurance related accounts	(12,833)	4,189
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(53,955)	(20,153)
Prepaid expenses	8,139	(6,635)
Accounts payable and other accrued expenses	(23,140)	2,501
Income taxes	(2,497)	2,337
Other, net	(4,219)	(4,689)

Total adjustments	15,804	13,765

Net cash provided by operating activities	37,720	53,427
Cash flows from investing activities:
Capital expenditures	(37,964)	(29,054)
Payments for acquisitions, net of cash acquired	(71,479)	(404)
Proceeds from dispositions of facilities and other assets, net	22,346	173,102
Proceeds from Beverly Funding Corporation investment	28,956	—
Collections on notes receivable	32,268	510
Payments for designated funds, net	(958)	(5,320)
Other, net	(24,316)	(9,010)

Net cash (used for) provided by investing activities	(51,147)	129,824
Cash flows from financing activities:
Repayments of long-term debt	(207,479)	(58,212)
Repayments of off-balance sheet financing	—	(69,456)
Proceeds from issuance of new debt	211,384	—
Proceeds from exercise of stock options	1,399	98
Deferred financing and other costs	(43,332)	(2,409)

Net cash used for financing activities	(38,028)	(129,979)

Net increase (decrease) in cash and cash equivalents	(51,455)	53,272
Cash and cash equivalents at beginning of period	258,815	115,445

Cash and cash equivalents at end of period	$207,360	$168,717

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$30,969	$45,799
Income tax payments, net	5,821	1,953

See accompanying notes.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

      We have prepared these condensed consolidated financial statements without audit. In management’s opinion, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information and footnote disclosures required by generally accepted accounting principles in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended, filed with the SEC. Our results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results for a full year.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 1.	General — (Continued)

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

      At December 31, 2003, we had an investment in BFC of approximately $31.3 million. The investment was recorded at its estimated fair value and was subjected to periodic review for other than temporary impairment. Prior to consolidation, we received $29.0 million of cash from BFC as a return on our investment. The remaining investment balance was recovered through cash collections on the reconsolidated receivables owned by BFC.

      Activities related to the revolving sales structure with BFC were as follows for the three-month and nine-month periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

New receivables sold	$—	$207,159	$119,360	$629,768
Cash collections remitted	3,513	212,722	197,123	632,281
Fees received for servicing	14	539	658	1,604
Loss on sale of receivables	—	(2,072)	(1,194)	(6,298)

      BHRS provided invoicing and collection services related to the receivables owned by BFC for a market-based servicing fee. BHRS recognized a loss for the 1% discount at the time of sale, which is included in “Other operating and administrative costs and expenses” and in “Net cash provided by operating activities” in our condensed consolidated financial statements.

      Under the revolving sales structure, BFC purchased receivables for cash on a daily basis from BHRS. When BFC ceased its purchases on March 1, 2004, accounts receivable began to increase on our condensed consolidated balance sheet. These Medicaid and VA receivables were collected by BHRS from the respective agencies and relieved from the aging as collected. Our cash flows from operating activities in 2004 have temporarily been negatively impacted since the timing of collections of these receivables is longer than when the receivables were being sold to BFC daily.

Revenues

      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our revenues for each of the three-month and nine-month periods ended September 30, 2004 and 2003 were derived from federal and state medical assistance programs (primarily Medicare and Medicaid). We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.

      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 1.	General — (Continued)

regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. Changes in estimates related to third party receivables resulted in an increase in revenues of $3.2 million and $4.6 million for the three months ended September 30, 2004 and 2003, respectively, and $8.3 million and $6.7 million for the nine months ended September 30, 2004 and 2003, respectively. We believe adequate provision has been made to reflect any adjustments that could result from audits of cost reports.

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

Comprehensive Income

      Comprehensive income includes charges and credits to stockholders’ equity not included in net income. Comprehensive income, net of income taxes, in 2003 consisted of unrealized gains on an available-for-sale security of $2.8 million and $3.5 million for the three-month and nine-month periods, respectively. Due to the sale of this security in the fourth quarter of 2003, comprehensive income equaled net income for the three-month and nine-month periods ended September 30, 2004. There was no accumulated other comprehensive income at September 30, 2004 or December 31, 2003.

Earnings Per Share

      The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator:
Numerator for basic and diluted net income per share	$24,400	$9,983	$21,916	$39,662

Denominator:
Denominator for basic net income per share — weighted average shares	108,039	107,142	107,613	106,356
Effect of dilutive securities:
Employee stock options	1,022	458	1,060	154

Denominator for diluted net income per share — weighted average shares and assumed conversions	109,061	107,600	108,673	106,510

Basic net income per share	$0.23	$0.09	$0.20	$0.37

Diluted net income per share	$0.22	$0.09	$0.20	$0.37

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 1.	General — (Continued)

      Diluted earnings per share does not include the impact of approximately 1.8 million and 6.9 million of employee stock options outstanding for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, because their effect would have been antidilutive.

      Our $115.0 million of 2.75% convertible notes (the “Convertible Notes”) are convertible into shares of our common stock at an initial conversion price of $7.45 per share, at the option of the holder, when certain conditions are met prior to maturity. As of September 30, 2004, none of the conversion conditions had been met and, therefore, the common shares into which the Convertible Notes may be converted were not included in the calculation of our diluted earnings per share.

      The Financial Accounting Standards Board (“FASB”) has ratified Emerging Issues Task Force (EITF) No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requiring contingently convertible debt instruments to be included in diluted earnings per share computations, if their effect is dilutive, regardless of whether the conversion trigger has been met. EITF 04-8 will be effective for reporting periods ending after December 15, 2004, and will require restatement of prior period earnings per share amounts presented for comparative purposes. Assuming the Convertible Notes had been included in our diluted per share calculation, our unaudited pro forma diluted net income per share for the three-month period ended September 30, 2004, would have been reduced by $.02 to $.20 per share diluted, based on a total number of shares outstanding of approximately 124,493,000. Per share amounts for the nine-month period ended September 30, 2004 would not have changed.

Note 2.	Insurance

      We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care, and related services provided to date, as well as workers’ compensation. These provisions are based primarily upon the results of independent actuarial valuations, prepared by actuaries with healthcare industry experience. These independent valuations are formally prepared twice a year using the most recent trends of claims, settlements and other relevant data. In addition to the actuarial estimate of retained losses, our provision for insurance includes accruals for insurance premiums and related costs for the coverage period

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 2.	Insurance — (Continued)

and our estimate of any experience adjustments to premiums. The following table summarizes our provision for insurance and related items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

General and professional liability:
Continuing operations	$15,422	$14,567	$51,764	$41,223
Discontinued operations	1,171	6,069	12,074	$45,468	(a)

	$16,593	$20,636	$63,838	$86,691

Workers’ compensation:
Continuing operations	$10,759	$9,894	$28,883	$30,710
Discontinued operations	615	2,879	2,530	9,580

	$11,374	$12,773	$31,413	$40,290

Other insurance:
Continuing operations	$3,226	$3,431	$9,734	$10,232
Discontinued operations	57	213	245	736

	$3,283	$3,644	$9,979	$10,968

Total provision for insurance and related items:
Continuing operations	$29,407	$27,892	$90,381	$82,165
Discontinued operations	1,843	9,161	14,849	55,784	(a)

	$31,250	$37,053	$105,230	$137,949

(a)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on disposed nursing facilities.

      Our insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

	September 30,	December 31,
	2004	2003

Current liabilities:
Accrued wages and related liabilities	$488	$2,528
General and professional liabilities	63,422	93,736
Other accrued liabilities	—	10,678
Long-term liabilities:
Other liabilities and deferred items	89,769	52,954

	$153,679	$159,896

      During the nine months ended September 30, 2004, we reclassified a portion of our current general and professional liabilities to long-term, primarily due to aggregate limits being reached for certain prior policy

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 2.	Insurance — (Continued)

years and adjustments in actuarially projected claim payments for the next twelve months. The decrease in “Other accrued liabilities” resulted from a scheduled payment under the terms of a prior year workers’ compensation insurance policy.

Note 3.	Asset Impairments, Workforce Reductions and Other Unusual Items

      We recorded pre-tax charges (credits) for asset impairments, workforce reductions and other unusual items as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Asset impairments	$—	$972	$2,885	$1,010
Workforce reductions	(1)	50	97	1,491
Exit costs and other unusual items	(237)	321	(95)	618
Reversal of previously recorded charges	(375)	—	(1,699)	(447)

	$(613)	$1,343	$1,188	$2,672

Asset Impairments

      During the nine-month period ended September 30, 2004, we recorded asset impairments of $2.9 million primarily related to the write-down of property and equipment on two nursing facilities included in the Nursing Facilities segment. During the first quarter of 2004, management made a determination to close these nursing facilities, which led to an impairment assessment. We estimated the fair market values of these facilities based on salvage values for the land and buildings.

Workforce Reductions

      During the nine-month period ended September 30, 2004, we recorded $443,000 for workforce reductions, partially offset by $346,000 primarily due to the cancellation of restricted stock. The $443,000 for workforce reductions primarily related to 35 associates who were notified in 2004 that their positions would be eliminated and included $401,000 of cash expenses, $266,000 of which was paid during the nine months ended September 30, 2004.

      During the nine-month period ended September 30, 2003, we recorded $1.5 million for workforce reductions primarily related to 43 associates who were notified in 2003 that their positions would be eliminated, including the following:

•	$1.8 million of cash expenses, approximately $1.6 million of which was paid during the nine months ended September 30, 2003, with the remaining amount being paid during the year ended December 31, 2003; and

•	non-cash expenses of approximately $125,000 related to the vesting of restricted stock, less approximately $400,000 due to related cancellations of restricted stock.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 3.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)

Other Unusual Items

      During the nine-month period ended September 30, 2004, we recorded an adjustment of $1.3 million resulting from the sale of a previously impaired foreign investment above the carrying value and recorded an adjustment of $375,000 to our Florida disposition costs as a result of collecting a note receivable, received as partial payment for this transaction, above the carrying value. During the nine months ended September 30, 2003, we recorded special pre-tax charges of $618,000 for certain other unusual items and exit costs for retention and severance agreements with employees associated with facilities affected by our divestiture strategy. We also recorded an adjustment of $447,000 primarily resulting from the settlement of a previously impaired asset at a price above the carrying value. The following table summarizes activity in our accruals for estimated workforce reductions and exit costs (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

	Workforce		Workforce		Workforce		Workforce
	Reductions	Exit Costs	Reductions	Exit Costs	Reductions	Exit Costs	Reductions	Exit Costs

Balance beginning of period	$1,535	$6,667	$2,737	$5,325	$3,029	$7,270	$5,418	$4,991
Charged to continuing operations	126	(237)	202	2,886	553	10	1,643	2,910
Charged to discontinued operations	—	232	—	12,033	—	3,032	—	13,772
Cash payments	(364)	(1,649)	(356)	(9,938)	(2,302)	(5,299)	(4,637)	(11,401)
Stock transactions	—	—	—	—	—	—	84	—
Adjustments	(127)	—	(152)	—	(110)	—	(77)	34

Balance end of period	$1,170	$5,013	$2,431	$10,306	$1,170	$5,013	$2,431	$10,306

      Workforce reduction and exit cost accruals are included in “Accrued wages and related liabilities” and “Other accrued liabilities” on our condensed consolidated balance sheets.

Note 4.	Discontinued Operations

      During the nine months ended September 30, 2004, we recognized net pre-tax losses of $290,000 relating to the following 2004 disposal activities:

•	15 nursing facilities (1,703 beds) and one assisted living center (32 units) in our Nursing Facilities segment for cash proceeds totaling $9.2 million; and

•	a home medical equipment business in our Home Care segment for cash proceeds totaling $370,000.

      We have included the remaining assets and liabilities of our former Matrix segment, as well as the assets of 24 nursing facilities (2,306 beds) of our Nursing Facilities segment, as held for sale in the accompanying condensed consolidated balance sheet as of September 30, 2004. The remaining assets and liabilities of our former Matrix segment were included in assets and liabilities held for sale as of December 31, 2003. Long-lived assets classified as held-for-sale were initially measured at the lower of carrying value or fair value less costs to sell. We reassess the fair value less costs to sell of the held-for-sale assets each reporting period. A divestiture plan for these groups of assets has been approved by our Board of Directors and we expect to dispose of these groups in the next three to nine months.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 4.	Discontinued Operations — (Continued)

      A summary by operating segment of the asset and liability line items from which the reclassifications have been made at September 30, 2004 and December 31, 2003 is as follows (in thousands):

	2004
				2003
	Nursing	Matrix	Total	Matrix

Current assets	$512	$2,035	$2,547	$2,042
Property and equipment, net	10,774	1,208	11,982	1,100
Goodwill	—	332	332	332
Other assets	239	28	267	24

Total assets held for sale	$11,525	$3,603	$15,128	$3,498

Current liabilities held for sale	$—	$622	$622	$672

      The results of operations of disposed facilities and other assets in the three-month and nine-month periods ended September 30, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of income. Also included in discontinued operations are the gains and losses on sales and exit costs relative to these transactions. In addition, discontinued operations for the three-month and nine-month periods ended September 30, 2003 include the results of operations for all facilities, clinics and businesses disposed of during 2003. A summary of discontinued operations by operating segment is as follows (in thousands):

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Three Months Ended September 30
Revenues	$3,563	$—	$29,599	$33,162	$3,314	$2,539	$115,773	$121,626

Operating income (loss)(a)	$211	$33	$2,075	$2,319	$228	$(1,099)	$(2,681)	$(3,552)
Gain (loss) on sales and exit costs	(24)	366	472	814	—	309	6,871	7,180
Impairments and other unusual items	—	—	51	51	—	—	(1,698)	(1,698)

Pre-tax income (loss)	$187	$399	$2,598	3,184	$228	$(790)	$2,492	1,930

Benefit from income taxes				(59)				—

Discontinued operations, net of taxes				$3,243				$1,930

(a)	Includes net interest expense of $8,000 and $576,000 and depreciation and amortization of $29,000 and $2.3 million for 2004 and 2003, respectively.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 4.	Discontinued Operations — (Continued)

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Nine Months Ended September 30
Revenues	$10,466	$148	$115,348	$125,962	$14,847	$20,184	$421,607	$456,638

Operating income (loss)(a)	$859	$1	$(2,319)	$(1,459)	$336	$(2,092)	$(1,002)	$(2,758)
Gain (loss) on sales and exit costs	(49)	369	(610)	(290)	10,940	929	34,691	46,560
Impairments and other unusual items(b)	—	—	(2,855)	(2,855)	—	(540)	(18,828)	(19,368)

Pre-tax income (loss)	$810	$370	$(5,784)	(4,604)	$11,276	$(1,703)	$14,861	24,434

Provision for income taxes				286				—

Discontinued operations, net of taxes				$(4,890)				$24,434

(a)	Includes net interest expense of $158,000 and $2.7 million and depreciation and amortization of $1.4 million and $9.2 million for 2004 and 2003, respectively.

(b)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on disposed nursing facilities.

Note 5.	Acquisitions and Dispositions

      On July 30, 2004, we purchased substantially all of the assets of Hospice USA, LLC and its affiliates, which were privately held companies providing hospice services in Mississippi, Alabama and Tennessee, for cash of approximately $69.1 million. At the time of acquisition, Hospice USA, LLC and its affiliates operated 18 hospice locations and had an additional 16 locations under development.

      The acquisition was part of our ongoing strategy to expand our service businesses. The purchase price allocation is preliminary and further adjustments may be made based on a working capital settlement to be finalized during the fourth quarter of 2004. We allocated the purchase price based on estimated fair values. Goodwill related to the Hospice, USA acquisition was $68.0 million as of September 30, 2004.

      The unaudited pro forma condensed statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 have been prepared as if the acquisition had taken place on January 1, 2003. The following table summarizes our unaudited pro forma information (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	$511,116	$469,892	$1,505,079	$1,367,128
Income before discontinued operations	21,657	9,105	29,579	20,012
Income per share before discontinued operations	0.20	0.09	0.27	0.19
Net income	24,900	11,035	24,689	44,446
Net income per share	0.23	0.10	0.23	0.42

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 5.	Acquisitions and Dispositions — (Continued)

      During the nine months ended September 30, 2004, we sold an additional four nursing facilities (639 beds), and certain other assets for cash proceeds of $11.4 million and closed two nursing facilities (182 beds) and one assisted living center (9 units). We did not operate three of the nursing facilities sold, which were previously leased to another nursing home operator. We recognized net pre-tax gains of $614,000, included in “Net gains on dispositions” on the condensed consolidated statements of income, as a result of these disposal activities. These dispositions did not meet the criteria in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) to be included in discontinued operations.

Note 6.	Long-Term Debt

      On October 6, 2004, we entered into a $40.0 million letter of credit facility (the “LOC facility”) maturing in October 2008. The LOC facility is secured by certain of our Medicaid and Veterans Administration accounts receivable and contains standard terms and conditions, including a 2.375% fee on outstanding letters of credit. It is our intent to transfer the letters of credit currently under our revolving credit facility to the LOC facility, thereby freeing up the $90.0 million revolving credit facility for future borrowing.

      During June 2004, we commenced a cash tender offer to purchase any and all of our $200.0 million 9 5/8% senior notes due 2009 at an offer price of $1,190 per $1,000 principal amount tendered, plus accrued and unpaid interest, and a solicitation of consents to amend the indenture under which the 9 5/8% senior notes were issued. Holders of $190.6 million of the 9 5/8% senior notes had tendered their notes and delivered consents prior to the July 9, 2004 expiration of the tender offer.

      During June 2004, we issued $215.0 million of 7 7/8% senior subordinated notes due June 15, 2014 (the “Senior Subordinated Notes”). The Senior Subordinated Notes were issued at a discount (98.318% of par) to yield 8.125%. The Senior Subordinated Notes are general unsecured obligations subordinated in right of payment to our existing and future senior unsubordinated indebtedness and are guaranteed by certain of our subsidiaries. The Senior Subordinated Notes were issued through a private placement. We filed a registration statement with the SEC on September 23, 2004, in order to affect an exchange offer of these notes for publicly tradable notes. The proceeds from the Senior Subordinated Notes, together with cash on hand, were used to purchase for cash $190.6 million of our 9 5/8% senior notes tendered, as well as to pay related fees and expenses. We recorded a pre-tax charge of $40.4 million related to this transaction, including $36.1 million for the prepayment premium and $3.7 million for the write-off of deferred financing costs on the 9 5/8% senior notes, as well as $681,000 for fees and expenses related to the cash tender offer.

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

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 7.	Additional Guarantor Information

      Our 7 7/8% senior subordinated notes are jointly and severally, fully and unconditionally guaranteed by most of our subsidiaries. As of September 30, 2004, the non-guarantor subsidiaries included Beverly Indemnity, Ltd., our captive insurance subsidiary, and Beverly Funding Corporation, our receivables-backed financing subsidiary. Since the carrying value of the assets of the non-guarantor subsidiaries exceeds three percent of the consolidated assets of Beverly Enterprises, Inc., we are required to disclose consolidating financial statements in our periodic filings with the SEC. Condensed consolidating balance sheets as of September 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$144,845	$6,599	$55,916	$—	$207,360
Accounts receivable, less allowance for doubtful	6,398	200,975	7,965	—	215,338
Notes receivable, less allowance for doubtful notes	18	6,481	—	—	6,499
Operating supplies	108	9,142	—	—	9,250
Assets held for sale	—	15,128	—	—	15,128
Prepaid expenses and other	12,806	10,449	15,880	—	39,135

Total current assets	164,175	248,774	79,761	—	492,710
Property and equipment, net	5,982	640,878	—	—	646,860
Other assets:
Goodwill, net	—	124,467	—	—	124,467
Other, less allowance for doubtful accounts and notes	169,622	35,421	161	(134,569)	70,635
Due from affiliates	517,684	—	116,931	(634,615)	—

Total other assets	687,306	159,888	117,092	(769,184)	195,102

	$857,463	$1,049,540	$196,853	$(769,184)	$1,334,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,964	$54,117	$—	$—	$59,081
Accrued wages and related liabilities	21,928	73,550	—	—	95,478
Accrued interest	7,780	1,286	—	—	9,066
General and professional liabilities	20,981	—	46,065	(3,624)	63,422
Federal government settlement obligations	—	14,064	—	—	14,064
Liabilities held for sale	—	622	—	—	622
Other accrued liabilities	15,220	71,923	—	—	87,143
Current portion of long-term debt	1,350	10,294	—	—	11,644

Total current liabilities	72,223	225,856	46,065	(3,624)	340,520
Long-term debt	468,134	90,354	—	—	558,488
Other liabilities and deferred items	55,413	62,257	56,301	—	173,971
Due to affiliates	—	634,615	—	(634,615)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized	—	—	—	—	—
Common stock, shares issued	11,624	5,908	120	(6,028)	11,624
Additional paid-in capital	897,476	357,472	7,556	(365,028)	897,476
Retained earnings (accumulated deficit)	(538,909)	(326,922)	86,811	240,111	(538,909)
Treasury stock, at cost	(108,498)	—	—	—	(108,498)

Total stockholders’ equity	261,693	36,458	94,487	(130,945)	261,693

	$857,463	$1,049,540	$196,853	$(769,184)	$1,334,672

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 7.	Additional Guarantor Information — (Continued)

      Condensed consolidating balance sheets as of December 31, 2003 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$223,575	$5,351	$29,889	$—	$258,815
Accounts receivable — patient, less allowance for doubtful accounts	—	149,108	—	—	149,108
Accounts receivable — non-patient, less allowance for doubtful accounts	2,481	4,445	8,601	—	15,527
Notes receivable, less allowance for doubtful notes	18	13,706	—	—	13,724
Operating supplies	47	10,378	—	—	10,425
Assets held for sale	—	3,498	—	—	3,498
Investment in Beverly Funding Corporation	31,342	—	—	—	31,342
Prepaid expenses and other	10,964	10,604	11,809	—	33,377

Total current assets	268,427	197,090	50,299	—	515,816
Property and equipment, net	7,134	687,086	—	—	694,220
Other assets:
Goodwill, net	—	57,102	—	—	57,102
Other, less allowance for doubtful accounts and notes	121,031	45,446	—	(87,194)	79,283
Due from affiliates	421,828	—	145,240	(567,068)	—

Total other assets	542,859	102,548	145,240	(654,262)	136,385

	$818,420	$986,724	$195,539	$(654,262)	$1,346,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,123	$59,449	$—	$—	$67,572
Accrued wages and related liabilities	25,104	91,613	—	—	116,717
Accrued interest	5,733	1,163	—	—	6,896
General and professional liabilities	41,370	—	70,425	(18,059)	93,736
Federal government settlement obligations	—	13,125	—	—	13,125
Liabilities held for sale	—	672	—	—	672
Other accrued liabilities	16,502	85,787	—	—	102,289
Current portion of long-term debt	1,350	12,004	—	—	13,354

Total current liabilities	98,182	263,813	70,425	(18,059)	414,361
Long-term debt	448,313	104,560	—	—	552,873
Other liabilities and deferred items	33,739	69,342	37,920	—	141,001
Due to affiliates	—	567,068	—	(567,068)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized	—	—	—	—	—
Common stock, shares issued	11,559	5,908	120	(6,028)	11,559
Additional paid-in capital	895,950	364,609	7,556	(372,165)	895,950
Retained earnings (accumulated deficit)	(560,825)	(388,576)	79,518	309,058	(560,825)
Treasury stock, at cost	(108,498)	—	—	—	(108,498)

Total stockholders’ equity	238,186	(18,059)	87,194	(69,135)	238,186

	$818,420	$986,724	$195,539	$(654,262)	$1,346,421

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 7.	Additional Guarantor Information — (Continued)

      Condensed consolidating statements of income for the three months ended September 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$1,693	$506,686	$13,805	$(14,015)	$508,169
Costs and expenses:
Wages and related	14,417	286,317	—	—	300,734
Provision for insurance and related items	2,407	27,000	15,103	(15,103)	29,407
Other operating and administrative	7,861	123,948	(235)	(14)	131,560
Overhead allocation	(20,189)	20,189	—	—	—
Depreciation and amortization	1,617	14,301	—	—	15,918
Asset impairments, workforce reductions and other unusual items	1,421	(2,034)	—	—	(613)

Total costs and expenses	7,534	469,721	14,868	(15,117)	477,006

Income (loss) before other income (expenses)	(5,841)	36,965	(1,063)	1,102	31,163
Other income (expenses):
Interest expense	—	(12,216)	—	1,094	(11,122)
Costs related to early extinguishments of debt	(176)	—	—	—	(176)
Interest income	527	452	1,361	(1,094)	1,246
Net gains on dispositions	—	582	—	—	582
Equity in earnings (or losses) of affiliates	30,426	—	—	(30,426)	—

Total other expenses, net	30,777	(11,182)	1,361	(30,426)	(9,470)

Income (loss) before provision for income taxes and discontinued operations	24,936	25,783	298	(29,324)	21,693
Provision for income taxes	536	—	—	—	536

Income (loss) before discontinued operations	24,400	25,783	298	(29,324)	21,157
Discontinued operations, net of taxes	—	3,243	—	—	3,243

Net income (loss)	$24,400	$29,026	$298	$(29,324)	$24,400

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 7.	Additional Guarantor Information — (Continued)

      Condensed consolidating statements of income for the three months ended September 30, 2003 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$19	$461,182	$1,343	$(1,343)	$461,201
Costs and expenses:
Wages and related	14,177	261,745	—	—	275,922
Provision for insurance and related items	2,659	25,233	3,743	(3,743)	27,892
Other operating and administrative	5,073	111,425	—	—	116,498
Overhead allocation	(21,193)	21,193	—	—	—
Depreciation and amortization	1,740	13,043	—	—	14,783
Asset impairments, workforce reductions and other unusual items	253	1,090	—	—	1,343

Total costs and expenses	2,709	433,729	3,743	(3,743)	436,438

Income (loss) before other income (expenses)	(2,690)	27,453	(2,400)	2,400	24,763
Other income (expenses):
Interest expense	—	(17,506)	—	1,477	(16,029)
Interest income	306	723	1,618	(1,477)	1,170
Net gains on dispositions	—	2	—	—	2
Equity in earnings (or losses) of affiliates	14,220	—	—	(14,220)	—

Total other expenses, net	14,526	(16,781)	1,618	(14,220)	(14,857)

Income (loss) before provision for income taxes and discontinued operations	11,836	10,672	(782)	(11,820)	9,906
Provision for income taxes	1,853	—	—	—	1,853

Income (loss) before discontinued operations	9,983	10,672	(782)	(11,820)	8,053
Discontinued operations, net of taxes	—	1,930	—	—	1,930

Net income (loss)	$9,983	$12,602	$(782)	$(11,820)	$9,983

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 7.	Additional Guarantor Information — (Continued)

      Condensed consolidating statements of income for the nine months ended September 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$2,907	$1,483,607	$57,011	$(57,221)	$1,486,304
Costs and expenses:
Wages and related	33,847	822,559	—	—	856,406
Provision for insurance and related items	7,203	83,178	53,990	(53,990)	90,381
Other operating and administrative	19,805	371,893	(235)	(14)	391,449
Overhead allocation	(60,962)	60,962	—	—	—
Depreciation and amortization	5,018	41,223	—	—	46,241
Asset impairments, workforce reductions and other unusual items	97	1,091	—	—	1,188

Total costs and expenses	5,008	1,380,906	53,755	(54,004)	1,385,665

Income (loss) before other income (expenses)	(2,101)	102,701	3,256	(3,217)	100,639
Other income (expenses):
Interest expense	—	(38,502)	—	3,434	(35,068)
Costs related to early extinguishments of debt	(40,430)	—	—	—	(40,430)
Interest income	1,755	1,731	4,037	(3,434)	4,089
Net gains on dispositions	—	614	—	—	614
Equity in earnings (or losses) of affiliates	65,730	—	—	(65,730)	—

Total other expenses, net	27,055	(36,157)	4,037	(65,730)	(70,795)

Income (loss) before provision for income taxes and discontinued operations	24,954	66,544	7,293	(68,947)	29,844
Provision for income taxes	3,038	—	—	—	3,038

Income (loss) before discontinued operations	21,916	66,544	7,293	(68,947)	26,806
Discontinued operations, net of taxes	—	(4,890)	—	—	(4,890)

Net income (loss)	$21,916	$61,654	$7,293	$(68,947)	$21,916

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 7.	Additional Guarantor Information — (Continued)

      Condensed consolidating statements of income for the nine months ended September 30, 2003 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$10	$1,345,020	$10,495	$(10,495)	$1,345,030
Costs and expenses:
Wages and related	39,462	767,827	—	—	807,289
Provision for insurance and related items	7,995	74,170	7,732	(7,732)	82,165
Other operating and administrative	18,832	328,037	—	—	346,869
Overhead allocation	(61,526)	61,526	—	—	—
Depreciation and amortization	5,141	38,493	—	—	43,634
Adjustment related to California investigation settlement	—	(925)	—	—	(925)
Asset impairments, workforce reductions and other unusual items	1,419	1,253	—	—	2,672

Total costs and expenses	11,323	1,270,381	7,732	(7,732)	1,281,704

Income (loss) before other income (expenses)	(11,313)	74,639	2,763	(2,763)	63,326
Other income (expenses):
Interest expense	—	(53,254)	—	5,493	(47,761)
Interest income	1,094	1,998	5,955	(5,493)	3,554
Net gains on dispositions	—	399	—	—	399
Equity in earnings (or losses) of affiliates	54,171	—	—	(54,171)	—

Total other expenses, net	55,265	(50,857)	5,955	(54,171)	(43,808)

Income (loss) before provision for income taxes and discontinued operations	43,952	23,782	8,718	(56,934)	19,518
Provision for income taxes	4,290	—	—	—	4,290

Income (loss) before discontinued operations	39,662	23,782	8,718	(56,934)	15,228
Discontinued operations, net of taxes	—	24,434	—	—	24,434

Net income (loss)	$39,662	$48,216	$8,718	$(56,934)	$39,662

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 7.	Additional Guarantor Information — (Continued)

      Condensed consolidating statements of cash flows for the nine months ended September 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows from operating activities:	$(72,473)	$84,115	$26,078	$37,720
Cash flows from investing activities:
Capital expenditures	(3,912)	(34,052)	—	(37,964)
Payments for acquisitions, net of cash acquired	—	(71,479)	—	(71,479)
Proceeds from dispositions of facilities and other assets, net	1,324	21,022	—	22,346
Proceeds from Beverly Funding Corporation	28,956	—	—	28,956
Collections on notes receivable	—	32,268	—	32,268
Payments for designated funds, net	(230)	(728)	—	(958)
Other, net	(10,446)	(13,870)		(24,316)

Net cash provided by (used for) investing activities	15,692	(66,839)	—	(51,147)
Cash flows from financing activities:
Repayments of long-term debt	(191,623)	(15,856)	—	(207,479)
Repayments of off-balance sheet financing	—	—	—	—
Proceeds from issuance of long-term debt	211,384	—	—	211,384
Proceeds from exercise of stock options	1,399	—	—	1,399
Deferred financing and other costs	(43,281)	—	(51)	(43,332)

Net cash used for financing activities	(22,121)	(15,856)	(51)	(38,028)

Net increase (decrease) in cash and cash equivalents	(78,902)	1,420	26,027	(51,455)
Cash and cash equivalents at beginning of period	223,575	5,351	29,889	258,815

Cash and cash equivalents at end of period	$144,673	$6,771	$55,916	$207,360

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 7.	Additional Guarantor Information — (Continued)

      Condensed consolidating statements of cash flows for the nine months ended September 30, 2003 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows from operating activities:	$47,554	$(17,573)	$23,446	$53,427
Cash flows from investing activities:
Capital expenditures	(4,493)	(24,561)	—	(29,054)
Payments for acquisitions, net of cash acquired	—	(404)	—	(404)
Proceeds from dispositions of facilities and other assets, net	—	173,102	—	173,102
Proceeds from Beverly Funding Corporation investment	—	—	—	—
Collections on notes receivable	6	504	—	510
Payments for designated funds, net	(5,711)	391	—	(5,320)
Other, net	166	(9,176)	—	(9,010)

Net cash provided by (used for) investing activities	(10,032)	139,856	—	129,824
Cash flows from financing activities:
Repayments of long-term debt	(1,813)	(56,399)	—	(58,212)
Repayments of off-balance sheet financing	—	(69,456)	—	(69,456)
Proceeds from issuance of new debt	—	—	—	—
Proceeds from exercise of stock options	98	—	—	98
Deferred financing and other costs	(2,399)	(10)	—	(2,409)

Net cash used for financing activities	(4,114)	(125,865)	—	(129,979)

Net increase (decrease) in cash and cash equivalents	33,408	(3,582)	23,446	53,272
Cash and cash equivalents at beginning of period	86,456	8,516	20,473	115,445

Cash and cash equivalents at end of period	$119,864	$4,934	$43,919	$168,717

Note 8.	Income Taxes

      The provisions for income taxes from continuing operations of $3.0 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively, primarily relate to state income taxes. The tax provisions differ from those calculated using the federal statutory rate due to changes in the valuation allowance, established at December 31, 2001, for net deferred tax assets. In 2004, the valuation allowance decreased $19.5 million primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards to offset taxable income. In 2003, the valuation allowance decreased primarily due to the reversal of temporary differences in conjunction with the Matrix disposition and associated with certain costs related to MK Medical, partially offset by an increase in net operating loss carryforwards.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 9.	Stockholders’ Equity

      During July 2004, we filed two registration statements on Form S-8 with the SEC registering 5.3 million shares of our common stock issuable under the 1997 Long-Term Incentive Plan and 450,000 shares of our common stock issuable under our Non-Employee Directors Stock Option Plan. During March 2004, we filed a registration statement on Form S-8 with the SEC relating to 1.0 million shares of our common stock issuable to eligible persons in accordance with the terms of our 401(k) SavingsPlus Plan.

      We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant and are accounted for under the intrinsic value method. We are in compliance with the current accounting rules regarding stock-based compensation. On June 30, 2004, the FASB issued an Exposure Draft, Share-Based Payment, which will require all share-based payments to employees, including grants of employee stock options, to be expensed in the statements of income based on their fair values. The FASB currently expects the new standard will be issued during December 2004, with an anticipated effective date for reporting periods beginning after June 15, 2005, and require expensing of all options that remain unvested as of the effective date, among other things.

      For purposes of pro forma disclosures, the estimated fair market value of all outstanding stock options is amortized to expense over the respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option-pricing model. The pro forma effects are not necessarily indicative of the effects on future quarters or future years. The following table summarizes our unaudited pro forma net income and diluted net income per share assuming we accounted for our stock option grants using the fair value method (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Reported net income(a)	$24,400	$9,983	$21,916	$39,662
Stock option compensation expense	1,025	1,801	4,132	5,090

Pro forma net income	$23,375	$8,182	$17,784	$34,572

Reported diluted net income per share	$0.22	$0.09	$0.20	$0.37

Pro forma diluted net income (loss) per share	$0.21	$0.08	$0.16	$0.33

(a)	Includes total charges to our condensed consolidated statements of income related to restricted stock grants for the three-month periods ended September 30, 2004 and 2003 of approximately $1.1 million and $619,000, respectively, and for the nine-month periods ended September 30, 2004 and 2003 of approximately $2.7 million and $1.4 million, respectively.

Note 10.	Contingencies and Legal Proceedings

      We are contingently liable for approximately $12.3 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities and assisted living centers. We also guarantee certain third-party operating leases. These guarantees arose from our dispositions of leased facilities, of which the underlying leases have $62.7 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded a liability of approximately

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 10.	Contingencies and Legal Proceedings — (Continued)

$660,000 as of September 30, 2004, included in “Other accrued liabilities” on the condensed consolidated balance sheets, as the estimated fair value of guarantees entered into or modified since January 1, 2003.

      As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the following derivative lawsuits were filed in the state court of Arkansas, as well as the federal district court in Arkansas, assertedly on behalf of the Company (collectively, the “Derivative Actions”):

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

      The Badger and Richardson actions were ordered to be consolidated as In re Beverly Enterprises, Inc. Derivative Litigation and by agreed motion, plaintiffs filed an amended, consolidated complaint on April 21, 2000. On June 1, 2004, the parties filed with the court papers effectuating a settlement for these actions, as well as the Lyons action, which provides that we will incorporate various corporate governance practices that are consistent with our policies. In addition, the directors and officers’ liability insurance carriers, on behalf of the individual defendants, will pay no more than $375,000 for plaintiff’s attorneys’ fees. The court approved the settlement on September 28, 2004, and the actions have been dismissed with prejudice.

      As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, on October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et. al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case was purportedly brought derivatively on our behalf against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that we failed to record adequate reserves for patient care liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et. al. and Flowers v. Floyd, et. al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs.

      On June 9, 2003, pursuant to a stipulation of the parties, the court entered a scheduling order providing, among other things, that plaintiffs had thirty days from a ruling on the motion to dismiss filed by defendants in the securities class action in federal court, In re Beverly Enterprises, Inc. Securities Litigation (Case No. 2:02 cv 2190), to file an amended complaint and that defendants shall have thirty days thereafter to respond to the complaint. The court entered a ruling on the defendants’ motion to dismiss in the federal securities class action on December 23, 2003, and the plaintiffs filed a notice of appeal on January 22, 2004. In light of the plaintiffs’ appeal, the parties agreed to a further stay of this derivative action pending resolution of the appeal. The dismissal of the appeal on April 19, 2004, described above, began the thirty-day period for plaintiffs to file an amended complaint in the derivative action, which they declined to do. Defendants’ response to the complaint

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 10.	Contingencies and Legal Proceedings — (Continued)

was originally due on June 19, 2004. The court has extended the time for defendants to respond until November 19, 2004. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.

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

Note 11.	Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments. Our operations are organized into three primary segments:

•	Nursing Facilities, which provide long-term healthcare through the operation of skilled nursing homes and assisted living centers;

•	Aegis, which provides rehabilitation therapy services under contract to our nursing facilities and facilities operated by other care providers; and

•	Hospice/ Home Care, which primarily provides hospice services.

BEVERLY ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004
(Unaudited)

Note 11.	Segment Information — (Continued)

      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing		Hospice/			Discontinued
	Facilities	Aegis(1)	Home Care	All Other(2)	Total	Operations(3)

Three Months Ended September 30, 2004
Revenues from external customers	$455,684	$31,975	$19,247	$1,263	$508,169	$33,162
Intercompany revenues	816	36,946	—	612	38,374	—
Depreciation and amortization	13,484	231	217	1,986	15,918	29
Interest expense	1,796	—	—	9,326	11,122	1
Interest income	458	8	—	780	1,246	(7)
Pre-tax income (loss)	26,415	9,697	2,863	(17,282)	21,693	3,184
Goodwill	44,753	—	79,714	—	124,467	332
Total assets	852,537	31,079	97,526	338,402	1,319,544	15,128
Capital expenditures	14,529	255	287	717	15,788	263
Three Months Ended September 30, 2003
Revenues from external customers	$429,082	$20,044	$10,369	$1,706	$461,201	$121,626
Intercompany revenues	373	38,572	—	490	39,435	—
Depreciation and amortization	12,275	193	137	2,178	14,783	2,251
Interest expense	3,154	—	—	12,875	16,029	611
Interest income	693	8	—	469	1,170	35
Pre-tax income (loss)	13,809	12,487	1,841	(18,231)	9,906	1,930
Goodwill	44,529	—	11,724	269	56,522	1,403
Total assets	892,698	18,983	21,319	258,753	1,191,753	148,624
Capital expenditures	8,270	352	288	1,721	10,631	1,054
Nine Months Ended September 30, 2004
Revenues from external customers	$1,349,160	$89,023	$42,399	$5,722	$1,486,304	$125,962
Intercompany revenues	1,902	112,228	—	1,548	115,678	—
Depreciation and amortization	39,147	650	427	6,017	46,241	1,415
Interest expense	6,034	1	—	29,033	35,068	178
Interest income	1,719	13	1	2,356	4,089	20
Pre-tax income (loss)	68,249	34,530	6,439	(79,374)	29,844	(4,604)
Goodwill	44,753	—	79,714	—	124,467	332
Total assets	852,537	31,079	97,526	338,402	1,319,544	15,128
Capital expenditures	31,919	742	418	3,946	37,025	939
Nine Months Ended September 30, 2003
Revenues from external customers	$1,257,071	$55,444	$27,757	$4,758	$1,345,030	$456,638
Intercompany revenues	416	117,901	—	878	119,195	—
Depreciation and amortization	36,972	619	428	5,615	43,634	9,211
Interest expense	9,116	—	8	38,637	47,761	2,705
Interest income	1,865	25	—	1,664	3,554	41
Pre-tax income (loss)	40,531	35,559	3,262	(59,834)	19,518	24,434
Goodwill	44,529	—	11,724	269	56,522	1,403
Total assets	892,698	18,983	21,319	258,753	1,191,753	148,624
Capital expenditures	17,099	991	336	6,284	24,710	4,344

(1)	Pre-tax income (loss) includes profit on intercompany revenues, which is eliminated in “All Other.”

(2)	Includes the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include a special pre-tax credit totaling $613,000 and a pre-tax charge of $1.3 million for the three months ended September 30, 2004 and 2003, respectively, and pre-tax charges of $1.2 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively, for asset impairments, workforce reductions and other unusual items. (See Note 3.)

(3)	In accordance with the provisions of SFAS No. 144, the results of operations of certain nursing facilities, clinics and other assets have been reclassified, for all periods presented, as discontinued operations. Pre-tax income (loss) includes net gains on sales and exit costs of $865,000 and net gains on sales of $5.5 million for the three months ended September 30, 2004 and 2003, respectively. Pre-tax income (loss) includes net losses on sales and exit costs of $3.1 million and net gains on sales of $27.2 million for the nine months ended September 30, 2004 and 2003, respectively. The remaining assets and liabilities of our former Matrix segment and the assets of 24 nursing facilities are classified as held for sale at September 30, 2004. (See Note 4.)

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Beverly Enterprises, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Beverly Enterprises, Inc. as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.

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

      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Beverly Enterprises, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, not presented in the Company’s Form 10-Q, and in our report dated September 21, 2004, except for Note 16, as to which the date was September 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, included in the Company’s Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Fort Smith, Arkansas

November 2, 2004

BEVERLY ENTERPRISES, INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

      Our results for the third quarter of 2004 were strong, both operationally and financially. Net income from continuing operations totaled $21.2 million (19 cents per share diluted) in the third quarter of 2004, compared to $8.1 million (7 cents per share diluted) in the 2003 third quarter. Revenues from continuing operations for the 2004 third quarter totaled $508.2 million, an increase of more than 10% from the comparable period in 2003. Nursing Facility revenues were up more than 6%, third-party revenues for Aegis were up 60% and Hospice/ Home Care recorded an 86% increase in revenue.

      The revenue increase for Nursing Facilities reflects a 7.2% increase in the overall per diem rate and a continuing improvement in Medicare patients as a percentage of total patient days to 11.4%. Compared with the 2003 third quarter, our Medicare rate rose 9.8%, Medicaid rates increased 5.3% (4.8% net of the cost of provider taxes) and private and managed care rates were up 5.7%.

      Aegis revenues reflect the net addition of 17 new customers during the quarter, as well as continued business expansion among existing customers. Revenues from our core Hospice/Home Care operations were up 33%, with the balance of this segment’s revenue growth coming from our July 30 acquisition of Hospice USA. Our integration of the 18 new hospice locations in Tennessee, Mississippi and Alabama into our existing hospice business is proceeding as anticipated. This acquisition is expected to contribute $1.8 million of pre-tax income for 2004. Including the acquisition, average daily hospice census for the 2004 third quarter was 1,792.

      These revenue increases — coupled with continued contributions from ongoing cost-control and refinancing initiatives — contributed to a 119% increase in pre-tax income from continuing operations for the 2004 third quarter, compared to the year-earlier period.

      We expect sustained operating improvements and tight cost controls to make 2004 another very strong year for us. We remain committed to maximizing current performance, while continuing to build a solid foundation for further profitable growth in 2005 and beyond.

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

      On February 3, 2000, we entered into a series of separate agreements with the Office of Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”). As part of this series of agreements, we entered into a civil settlement agreement pursuant to which we paid the federal government $25.0 million during the first quarter of 2000 and agreed to reimburse the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments ending in the first quarter of 2008. As of September 30, 2004, the present value of the remaining obligation was $51.8 million. As a result of such withholdings, our cash flows from operations were negatively impacted by $13.9 million during the nine-month period ended September 30, 2004, and are expected to be negatively impacted at an annual rate of $18.1 million.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      As part of this series of agreements, we entered into a Corporate Integrity Agreement with the OIG, which was subsequently revised in 2002 and 2004. This agreement requires that we monitor our activities, on an ongoing basis, to ensure our compliance with the requirements of participation in federal healthcare programs. It also includes functional and training obligations, audit and review requirements and record keeping and reporting requirements. The 2002 revisions were made to reflect a permanent injunction requiring our nursing facilities in California to conduct additional training programs and to hire an independent quality monitor for our nursing facilities in California, Arizona, Hawaii and Washington to assess our quality care systems. We have divested all of our nursing facilities in Arizona, Washington and Hawaii and a substantial portion of our nursing facilities in California. The 2004 revisions were made to extend the services of the quality monitor to all of our nursing facilities and to reflect a modification of the requirements under the agreement with respect to training and education.

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

      In the ordinary course of business, we periodically receive notices of deficiencies for allegations of failure to comply with various regulatory requirements. We review all such notices and take timely and appropriate corrective action. In most cases, the facility and the government will agree upon steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the government may take a number of adverse actions against the facility or us, including imposition of fines, temporary suspension of admission of new patients, decertification from participation in Medicare or Medicaid programs and licensure revocation. Also in the ordinary course of business, we periodically receive requests for information from various regulatory agencies about our facilities and operations. We review all such requests and take steps to provide timely and appropriate responses to the applicable agencies.

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

      Our liabilities for general, professional and workers’ compensation risk are estimated by our independent actuaries twice a year using the most recent trends of claims, settlements and other relevant data. On an undiscounted basis, these liabilities totaled approximately $197.9 million at September 30, 2004. On our financial statements, these liabilities are discounted at 10% to their present value using expected loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with uncollateralized debt. A reduction in the discount rate by one-

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

half of a percentage point would have resulted in an additional pre-tax charge for the nine months ended September 30, 2004 of approximately $1.7 million. Based on information provided by our independent actuaries, we estimate our range of discounted exposure for these liabilities to be approximately $144.7 million to $164.7 million. At September 30, 2004, our recorded reserves for these liabilities totaled $153.7 million. We believe adequate provision has been made in our condensed consolidated financial statements for patient care, workers’ compensation and other insurance liabilities.

Stock-Based Awards

      See “Item 1. — Note 9” for a summary of our pro forma net income and diluted net income per share assuming we accounted for all of our outstanding stock options using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Off-Balance Sheet Arrangements

      On June 15, 2004, Beverly Funding Corporation (“BFC”) repaid $70.0 million of medium-term notes (the “Medium-Term Notes”). These notes were obligations of BFC, a bankruptcy remote, qualifying special purpose entity, which was not consolidated with us prior to the repayment of the notes. Upon repayment of the Medium-Term Notes, BFC no longer had third-party beneficial owners and no longer met the conditions of a qualifying special purpose entity. Therefore, during the second quarter of 2004, BFC was reconsolidated with us.

      We are contingently liable for approximately $12.3 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities and assisted living centers. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $62.7 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded a liability of approximately $660,000 as of September 30, 2004, included in “Other accrued liabilities” on the condensed consolidated balance sheet, as the estimated fair value of guarantees entered into or modified since January 1, 2003.

Operating Results

Reclassification

      Results of operations for the three months ended September 30, 2004 and 2003 reflect certain asset dispositions during 2004 and 2003, and assets held for sale as of September 30, 2004, as discontinued operations. (See Item 1. — Note 4.) The following discussions of “Third Quarter 2004 Compared to Third Quarter 2003” and “Nine Months 2004 Compared to Nine Months 2003” reflect this reclassification.

Third Quarter 2004 Compared to Third Quarter 2003

Results of Operations — Continuing Operations

      We reported income from continuing operations for the third quarter of 2004 of $21.2 million, compared to income of $8.1 million for the same period in 2003. The income from continuing operations for the third quarter of 2004 included a special pre-tax credit of $613,000 related to the reversal of previously recorded charges (see Item 1. — Note 3). Income from continuing operations for the third quarter of 2003 included special pre-tax charges for asset impairments, workforce reductions, exit costs and other unusual items of $1.3 million.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

      We reported revenues of $508.2 million during the third quarter of 2004, compared to $461.2 million for the same period in 2003. Approximately 90% and 93% of our revenues for the quarters ended September 30, 2004 and 2003, respectively, were derived from services provided by our Nursing Facilities segment. The increase in revenues of $47.0 million, or 10.2%, for the third quarter of 2004, as compared to the same period in 2003, is due to the following:

•	an increase of $40.6 million from facilities we operated during each of the quarters ended September 30, 2004 and 2003 and organic growth from our service businesses (“same facility operations”);

•	an increase of $8.8 million primarily due to a nursing facility acquisition, the Hospice USA acquisition, the opening of seven hospice locations and start-up businesses; offset by

•	a decrease of $2.4 million due to dispositions during 2004 and 2003 which did not meet the criteria to be included in discontinued operations.

      The increase in revenues of $40.6 million from same facility operations for the third quarter of 2004, as compared to the same period in 2003, primarily consists of the following:

•	increase of $11.9 million, $9.3 million and $3.2 million in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $11.9 million due to growth in Aegis’ external therapy business;

•	an increase of $2.8 million due to growth in our Hospice/ Home Care business; offset by

•	a decrease of $1.6 million due to a decline in same facility census.

Costs and Expenses

      We reported costs and expenses of $477.0 million during the third quarter of 2004 compared to $436.4 million for the same period in 2003. Excluding special net pre-tax credits of $613,000 in 2004 and a special pre-tax charge of $1.3 million in 2003, discussed above, our costs and expenses increased $42.5 million, or 9.8%, consisting of the following:

•	an increase of $39.0 million in same facility operations;

•	an increase of $7.5 million primarily due to a nursing facility acquisition, the Hospice USA acquisition, the opening of seven hospice locations and start-up businesses; offset by

•	a decrease of $4.0 million due to dispositions during 2004 and 2003 not reported as discontinued operations.

      The increase in costs and expenses of $39.0 million from same facility operations for the third quarter of 2004, as compared to the same period in 2003, was due primarily to the following:

•	a net increase of $22.8 million in wages and related expenses, primarily due to a 3.8% increase in our weighted average wage rate and 1.3% increase in nursing hours per patient day;

•	an increase of $3.8 million in contracted services;

•	an increase of $1.5 million in our provision for insurance;

•	an increase of $1.4 million in state-imposed provider taxes; and

•	an increase of $1.1 million in depreciation and amortization expense, primarily due to capital expenditures.

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

      Interest expense decreased 31% to $11.1 million for the third quarter of 2004, as compared to $16.0 million for the same period in 2003, primarily due to the October 2003 refinancing of our credit facility and our 9% senior notes and the reduction of debt using the proceeds from sales of facilities, clinics and other assets in 2003.

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities and other assets in the three months ended September 30, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of income. Also included in discontinued operations are gains and losses on sales, additional impairments and exit costs relative to these transactions. Discontinued operations for the three months ended September 30, 2003 also include the results of operations for facilities, clinics and businesses disposed of during 2003. A summary of discontinued operations by operating segment, is as follows (in thousands):

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Three Months Ended September 30
Revenues	$3,563	$—	$29,599	$33,162	$3,314	$2,539	$115,773	$121,626

Operating income (loss)(a)	$211	33	$2,075	$2,319	$228	$(1,099)	$(2,681)	$(3,552)
Gain (loss) on sales and exit costs	(24)	366	472	814	—	309	6,871	7,180
Impairments and other unusual items	—	—	51	51	—	—	(1,698)	(1,698)

Pre-tax income (loss)	$187	$399	$2,598	3,184	$228	$(790)	$2,492	1,930

Benefit from income taxes				(59)				—

Discontinued operations, net of taxes				$3,243				$1,930

(a)	Includes net interest expense of $8,000 and $576,000 for 2004 and 2003, respectively. Also includes depreciation and amortization of $29,000 and $2.3 million for 2004 and 2003, respectively.

Nine Months 2004 Compared to Nine Months 2003

Results of Operations — Continuing Operations

      We reported income from continuing operations for the nine months ended September 30, 2004 of $26.8 million, compared to $15.2 million for the same period in 2003. Income from continuing operations for the nine months ended September 30, 2004 included pre-tax charges of $40.4 million for the refinancing of our 9 5/8% senior notes (see below) as well as asset impairments, workforce reductions and other unusual items totaling $1.2 million. (See Item 1. — Note 3.) Income from continuing operations for the nine months ended September 30, 2003 included special pre-tax charges for asset impairments, workforce reductions and other unusual items of $2.7 million and the reversal of $925,000 related to a settlement and related costs accrued for the investigation of patient care issues at certain California nursing homes.

Revenues

      We reported revenues of $1,486.3 million during the nine months ended September 30, 2004, compared to $1,345.0 million for the same period in 2003. Approximately 91% and 93% of our revenues for the nine

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

months ended September 30, 2004 and 2003, respectively, were derived from services provided by our Nursing Facilities segment. The increase in revenues of $141.3 million, or 10.5%, consists of the following:

•	an increase of $127.3 million from facilities we operated during each of the nine month periods ended September 30, 2004 and 2003 and organic growth from our service businesses (“same facility operations”);

•	an increase of $20.5 million primarily due to one nursing facility acquisition, the Hospice USA acquisition, the openings of seven hospice locations and start-up businesses; offset by

•	a decrease of $6.5 million due to the dispositions of certain nursing facilities during 2004 and 2003 which did not meet the criteria to be included in discontinued operations.

      The increase in revenues of $127.3 million from same facility operations for the nine months ended September 30, 2004, as compared to the same period in 2003, consists primarily of the following:

•	increases of $43.6 million, $27.3 million and $9.0 million in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $33.6 million due to growth in Aegis’ external therapy business;

•	an increase of $6.4 million due to growth in our Hospice/ Home Care business;

•	an increase of $4.4 million due to one additional calendar day during the first nine months of 2004, as compared to the same period in 2003;

•	an increase of $2.8 million due to a positive shift in our patient mix; offset by

•	a decrease of $6.9 million due to a decline in same facility census.

Costs and Expenses

      We reported costs and expenses of $1,385.7 million during the nine months ended September 30, 2004 compared to $1,281.7 million for the same period in 2003. Excluding special net pre-tax charges of $1.2 million and $1.7 million in 2004 and 2003, respectively, discussed above, our costs and expenses increased $104.5 million, or 8.2%, consisting of the following:

•	an increase of $95.7 million in same facility operations;

•	an increase of $16.2 million primarily due to one nursing facility acquisition, the Hospice USA acquisition, and the openings of seven hospice locations and start-up businesses; offset by

•	a decrease of $7.4 million due to dispositions during 2004 and 2003 that did not meet the criteria to be reported as discontinued operations.

      The increase in costs and expenses of $95.7 million from same facility operations for the nine months ended September 30, 2004, as compared to the same period in 2003, was due primarily to the following:

•	a net increase of $49.6 million in wages and related expenses, primarily due to a 3.5% increase in our weighted average wage rate and an increase in nursing hours per patient day, partially offset by an adjustment in reserves related to new employee benefit programs implemented in 2003;

•	an increase of $9.8 million in contracted services;

•	an increase of $8.2 million in our provision for insurance, primarily due to an increase in the estimate of retained losses for prior policy years and an increase in related costs;

•	an increase of $7.6 million in state-imposed provider taxes; and

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	an increase of $2.8 million in depreciation and amortization expense, primarily due to capital expenditures.

Costs Related to Early Extinguishments of Debt

      During June 2004, we issued $215.0 million of 7 7/8% senior subordinated notes. The proceeds from the senior subordinated notes, together with cash on hand, were used to purchase for cash $190.6 million of our 9 5/8% senior notes tendered and to pay related fees and expenses. In conjunction with these transactions, we paid a prepayment premium of $36.1 million related to the early extinguishments of the 9 5/8% senior notes and wrote off $3.7 million of related deferred financing costs. We also paid $681,000 in fees and expenses related to the cash tender offer for the 9 5/8% senior notes.

Interest Expense

      Interest expense decreased 27% to $35.1 million for the nine months ended September 30, 2004, as compared to $47.8 million for the same period in 2003, primarily due to the October 2003 refinancing of our credit facility and our 9% senior notes and to the reduction of debt using the proceeds from sales of facilities, clinics and other assets in 2003.

Income Taxes

      We recorded a provision for income taxes of $3.3 million for the nine months ended September 30, 2004, including $3.0 million from continuing operations and $286,000 from discontinued operations, primarily related to state income taxes. We decreased the valuation allowance on our deferred tax assets by $19.5 million during the nine months ended September 30, 2004 to $149.6 million primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards to offset taxable income. This valuation allowance is required under the guidance of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, due to our historical operating performance and our reported cumulative net losses. Our realization of the deferred tax benefits, primarily associated with our net operating losses, is dependent upon our achieving sufficient future pre-tax income. Under federal income tax regulations, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits. However, given the size of our pre-tax losses in prior years, a valuation allowance is considered to be appropriate under the more stringent accounting standards for the realization of these deferred tax benefits, which is contingent upon future income in the near term.

Results of Operations — Discontinued Operations

      The results of operations of disposed facilities, clinics and other assets in the nine-month period ended September 30, 2004, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of income. Also included in discontinued operations are gains and losses on sales, additional impairments and

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

exit costs relative to these transactions. A summary of the discontinued operations is as follows (in thousands):

	2004				2003

		Home	Nursing			Home	Nursing
	Matrix	Care	Facilities	Total	Matrix	Care	Facilities	Total

Nine Months Ended September 30
Revenues	$10,466	$148	$115,348	$125,962	$14,847	$20,184	$421,607	$456,638

Operating income (loss)(a)	$859	1	$(2,319)	$(1,459)	$336	$(2,092)	$(1,002)	$(2,758)
Gain (loss) on sales and exit costs	(49)	369	(610)	(290)	10,940	929	34,691	46,560
Impairments and other unusual items(b)	—	—	(2,855)	(2,855)	—	(540)	(18,828)	(19,368)

Pre-tax income (loss)	$810	$370	$(5,784)	(4,604)	$11,276	$(1,703)	$14,861	24,434

Provision for income taxes				286				—

Discontinued operations, net of taxes				$(4,890)				$24,434

(a)	Includes net interest expense of $158,000 and $2.7 million for 2004 and 2003. Also includes depreciation and amortization of $1.4 million and $9.2 million for 2004 and 2003, respectively.

(b)	Includes an accrual in 2003 for the purchase of incremental patient care liability insurance on disposed nursing facilities.

Liquidity and Capital Resources

      Cash and Cash Flows. At September 30, 2004, we had $207.4 million in cash and cash equivalents. We anticipate that $55.9 million of this cash balance, while not legally restricted, will be utilized primarily to fund certain patient care liabilities and workers’ compensation claims and expenses. At September 30, 2004, we had positive working capital of $152.2 million reflected on our condensed consolidated balance sheet. Our cash flows consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net cash provided by operating activities	$59,696	$32,981	$37,720	$53,427
Net cash provided by (used for) investing activities	(65,306)	23,541	(51,147)	129,824
Net cash used for financing activities	(3,493)	(22,339)	(38,028)	(129,979)

Net increase (decrease) in cash and cash equivalents	$(9,103)	$34,183	$(51,455)	$53,272

BEVERLY ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Net cash provided by operating activities, under the direct method, for the nine months ended September 30, consists of the following (in thousands):

	2004	2003

Cash received from patients and third-party payors	$1,558,311	$1,781,515
Interest received	4,109	3,595
Cash paid to suppliers and employees	(1,487,910)	(1,683,868)
Interest paid	(30,969)	(45,799)
Income taxes paid	(5,821)	(2,016)

Net cash provided by operating activities	$37,720	$53,427

      With the termination of daily purchases of receivables by BFC from BHRS on March 1, 2004, accounts receivable on our condensed consolidated balance sheet have increased. This also resulted in an $82.0 million detriment to cash from operating activities on our condensed consolidated statement of cash flows for the nine months ended September 30, 2004.

      For the nine months ended September 30, 2004, proceeds from dispositions and collections on notes receivable totaling $54.6 million, as well as cash on hand, were used to fund capital expenditures of $38.0 million and the acquisition of Hospice USA.

      Debt Transactions. At September 30, 2004, we had $61.1 million of availability under our $90.0 million revolving credit facility, with $28.9 million being utilized for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. During October 2004, we entered into a $40.0 million letter of credit facility. We expect to transfer our outstanding letter of credit commitments under our revolving credit facility to the new letter of credit facility thereby increasing our availability under the revolving credit facility to the full $90.0 million.

      During June 2004, we commenced a cash tender offer to purchase any and all of our $200.0 million principal amount outstanding 9 5/8% senior notes due 2009 at an offer price of $1,190 per $1,000 principal amount tendered, plus accrued and unpaid interest, and a solicitation of consents to amend the indenture under which the 9 5/8% senior notes were issued. As of September 30, 2004, holders of $190.6 million of the 9 5/8% senior notes had tendered their notes and delivered consents. During June 2004, we issued $215.0 million of 7 7/8% senior subordinated notes due June 15, 2014 (the “Senior Subordinated Notes”). The Senior Subordinated Notes were issued at a discount (98.318% of par) to yield 8.125%. The Senior Subordinated Notes are general unsecured obligations subordinated in right of payment to our existing and future senior unsubordinated indebtedness and are guaranteed by certain of our subsidiaries. The Senior Subordinated Notes were issued through a private placement. We filed a registration statement with the SEC on September 23, 2004, to affect an exchange offer of these notes for publicly tradable notes.

      The proceeds from the Senior Subordinated Notes, together with cash on hand, were used to purchase for cash $190.6 million of our 9 5/8% senior notes tendered, as well as to pay related fees and expenses. We recorded a pre-tax charge of $40.4 million related to this transaction, including $36.1 million for the prepayment premium and $3.7 million for the write-off of deferred financing costs on the 9 5/8% senior notes, as well as $681,000 for fees and expenses related to the cash tender offer. Approximately $36.1 million of the pre-tax charge, and $4.1 million of deferred financing costs related to the 7 7/8% senior subordinated notes, were paid out in cash, using $20.6 million of net proceeds from the issuance of the 7 7/8% senior subordinated notes and $19.6 million of cash on hand.

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

      Stock Repurchase Program. In November 2003, the Board of Directors authorized a stock repurchase program whereby we may repurchase, from time to time on the open market, up to $20.0 million of our outstanding common stock. The stock repurchase program became effective on December 1, 2003 and remains in effect for one year. As of September 30, 2004, no shares had been repurchased under this authorization and any such repurchases will only occur during open trading windows, if at all.

      Acquisitions and Divestitures. On July 30, 2004, we purchased substantially all of the assets of Hospice USA, LLC, and its affiliates, which were privately held companies providing hospice services in Mississippi, Alabama and Tennessee, for cash of approximately $69.1 million. At the time of acquisition, Hospice USA, LLC and its affiliates operated 18 hospice locations and had an additional 16 locations under development. The acquisition was part of our ongoing strategy to expand our service businesses.

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

      We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $11.6 million, to make capital additions and improvements of approximately $80.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including previously leased facilities, to repurchase shares of our common stock and to meet working capital requirements for the twelve months ending September 30, 2005. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.

Obligations and Commitments

      On October 6, 2004, we entered into a $40.0 million letter of credit facility maturing in October 2008. The new facility is secured by certain of our Medicaid and Veterans Administration accounts receivable and contains standard terms and conditions, including a 2.375% fee on the outstanding letters of credit under the facility. Our lease guarantees described above in “Off-Balance Sheet Arrangements” increased due to disposition of leased facilities during the nine months ended September 30, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      During the nine months ended September 30, 2004, we repaid $190.6 million of our 9 5/8% senior notes due 2009 and BFC repaid its $70.0 million variable rate off-balance sheet obligation. We also issued $215.0 million of fixed rate debt, through the issuance of 7 7/8% Senior Subordinated Notes due June 15, 2014. Our notes receivable decreased by a net $21.6 million due to collections.

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

      As required by SEC Rule 13a-15(b), we have carried out an evaluation as of September 30, 2004, the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no significant change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

BEVERLY ENTERPRISES, INC.

OTHER INFORMATION
September 30, 2004
(Unaudited)

ITEM 1.	LEGAL PROCEEDINGS.

      Information regarding our legal proceedings is set forth in Note 10 to Condensed Consolidated Financial Statements, “Commitments and Contingencies,” in Part I Item 1 of this Form 10-Q, which information is incorporated herein by reference.

ITEM 6.	EXHIBITS.

Exhibit
Number

3.1
Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)

3.2
Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings, Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)

3.3	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
10.1
Credit Agreement, dated as of October 6, 2004, among Beverly Funding Corporation, Merrill Lynch Capital (as agent and lender) and Additional Lenders From Time to Time Party Thereto (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Form 8-K filed on October 7, 2004)

10.2	Form of Long-Term Incentive Plan Notice
10.3	Form of Restricted Stock Agreement for Beverly Enterprises, Inc. Non-Employee Directors Stock Option Plan
10.4	Form of Restricted Stock Agreement for Beverly Enterprises, Inc. 1997 Long-Term Incentive Plan
10.5	Form of Option Agreement for Beverly Enterprises, Inc. Non-Employee Directors Stock Option Plan
10.6	Form of Option Agreement for Beverly Enterprises, Inc. 1997 Long-Term Incentive Plan
15	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY ENTERPRISES, INC.
Registrant

By:	/s/ PAMELA H. DANIELS

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer

Dated: November 9, 2004