Form 10-K
period 2004-12-31
BEVERLY ENTERPRISES INC
filed 2005-03-15
CIK 1040441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Registrant’s telephone number, including area code: (479) 201-2000
Registrant’s website: www.beverlycorp.com
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 par value, and attached Rights to Purchase Series A Junior Participating Preferred Stock, $1.00 par value	New York Stock Exchange and Pacific Exchange
Securities registered Pursuant to Section 12(g) of the Act: NONE
      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark if Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common stock held by nonaffiliates of Registrant was $908,046,901 as of June 30, 2004.
108,787,095
(Number of shares of common stock outstanding, net of treasury shares, as of February 28, 2005)
     Part III incorporates by reference certain portions of the Proxy Statement for the Annual Stockholders Meeting scheduled to be held on April 21, 2005.

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
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
ITEM 9A. CONTROLS AND PROCEDURES.
ITEM 9B. OTHER INFORMATION.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
1st Amendment to 1997 LTIP
Non-Employee Directors' Stock Option Plan
Amendment to Employment Agreement-William R Floyd
Amendment to Employment Agreement-Douglas J Babb
Amendment to Employment Agreement-Jeffrey P Freimark
Employment Contract
Employee Stock Purchase Plan
1st Amendment to the ESPP
Subsidiaries of Registrant
Consent of Ernst & Young LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

FORWARD-LOOKING STATEMENTS
      References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries. In accordance with the SEC “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Beverly Enterprises, Inc. and its wholly owned subsidiaries and not to any other person.
      This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning and include, but are not limited to, statements about our expected future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in, among other things, political, economic, business, competitive, market, regulatory, demographic and other factors. We undertake no obligation to publicly update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	BUSINESS.
Operations and Services
      Our business consists principally of providing healthcare services, primarily including the operation of nursing facilities, assisted living centers, hospice locations, outpatient clinics and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. As of December 31, 2004, we operated 351 nursing facilities with a total of 36,995 licensed beds. Our nursing facilities are located in 23 states and the District of Columbia and range in capacity from 34 to 355 licensed beds (see Item 2). As of December 31, 2004, we also operated 18 assisted living centers containing 495 units, 52 hospice and home health locations and 10 outpatient clinics, and we provided rehabilitation therapy services in 37 states and the District of Columbia. We currently have 27 nursing facilities (2,572 beds) and 10 outpatient clinics classified as held for sale.
      Our operations are currently organized into three primary operating segments: Nursing Facilities, Aegis and AseraCare.
      Nursing Facilities. Our Nursing Facilities operations provide long-term healthcare and rehabilitation services through the operation of skilled nursing facilities and assisted living centers and accounted for approximately 90% of our revenues from continuing operations for the year ended December 31, 2004. Our facilities provide residents with routine long-term care services, including daily nursing, dietary, social and recreational services and a full range of pharmacy services and medical supplies. Our skilled nursing staff also provides complex and intensive medical services to residents with higher acuity needs outside the traditional acute-care hospital setting. We have designed our assisted living centers to provide residents with a greater degree of independence while still offering routine services and, if required, limited medical care.
      Aegis. Aegis is one of the largest contract therapy companies in the United States, providing rehabilitation therapy services under contract to our nursing facilities as well as 585 third-party customers as of December 31, 2004, and accounted for approximately 6% of our revenues for the year ended December 31, 2004. Aegis offers occupational, physical and speech therapy services designed to maximize function and independence, assist in recovery from medical conditions and compensate for remaining disabilities.
      AseraCare. Our AseraCare operations primarily provide hospice services within nursing facilities and patients’ homes and accounted for approximately 3% of our revenues for the year ended December 31, 2004. Our hospice services include palliative care for terminally ill patients, as well as pastoral, counseling and bereavement services for the families of hospice patients.
Revenue Sources

Overview
      We receive payments for services provided to patients from:

•	each of the states in which our facilities are located under the applicable Medicaid program;

•	the federal government under the Medicare program and the Department of Veterans Affairs; and

•	private and other payors, including commercial insurers and managed care payors.

      The following table sets forth for the periods indicated:

•	nursing facility patient days, derived from the indicated sources of payment, as a percentage of total nursing facility patient days; and

•	nursing facility revenues, derived from the indicated sources of payment, as a percentage of total revenues.

	Medicaid		Medicare		Private and Other

	Patient		Patient		Patient
	Days	Revenues	Days	Revenues	Days	Revenues

Years Ended:
December 31, 2004	71%	55%	12%	28%	17%	17%
December 31, 2003	70%	56%	12%	26%	18%	18%
December 31, 2002	70%	55%	11%	27%	19%	18%
      Our Aegis segment revenues are provided by non-governmental customers that obtain their revenues primarily from government programs. Our AseraCare segment obtains more than 95% of its revenues from Medicare.
      Changes in the mix of our patient population among the Medicare, Medicaid and private categories can significantly impact our revenues and profitability. In most states, private patient care is the most profitable, and Medicaid patient care is the least profitable. We receive revenues by providing room and board, occupational, physical, speech, respiratory and intravenous therapy, hospice and home health and other services, as well as sales of pharmaceuticals.

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
      Currently, most state Medicaid programs utilize various forms of cost-based reimbursement systems. This means that a facility is reimbursed for the reasonable direct and indirect allowable costs it incurs in providing routine patient care services (as defined by the programs). These reasonable costs normally include certain allowances for administrative and general costs, as well as the costs of property and equipment (e.g., depreciation and interest, fair rental allowance or rental expense). In addition, certain states provide for efficiency incentives, subject to certain cost ceilings.
      State Medicaid reimbursement programs vary as to the level of allowable costs that are reimbursed to operators. In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, reimbursements made to a facility that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future reimbursements to the facility. Still other states reimburse facilities based upon costs from a prior base year, adjusted for inflation.
      More than 50% of the states we currently operate in have enacted reimbursement programs that are adjusted to reflect patient acuity, similar to the methodology utilized in Medicare’s prospective payment system (“PPS”). Many other states are actively developing reimbursement systems based on patient acuity. We are unable to estimate the ultimate impact of any changes in state reimbursement programs on our future consolidated financial position, results of operations or cash flows.
      Currently 17 of the states in which we operate, representing approximately 76% of our facilities, have provider tax plans in place, including three states that are either in the process of implementing newly approved plans, or are currently seeking the necessary approvals from the Centers for Medicare and Medicaid Services (“CMS”). Provider tax plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider tax plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients. The proposed budget for federal fiscal year 2006 (the “Federal Budget”) includes proposed reform of the Medicaid program to cut a total of $60.0 billion in projected Medicaid expenditure growth over 10 years, including a provision that would reduce the maximum amount of provider taxes that a state may impose on providers for purposes of qualifying for federal matching funds from 6% of a state’s Medicaid outlay to 3%. No assurances can be made as to the ultimate outcome of this budget proposal or the future of provider tax plan provisions.
      We have experienced increases in our state Medicaid rates averaging 6.1%, 4.6% and 3.5% for the years ended December 31, 2004, 2003 and 2002, respectively. While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have done so in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels.
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

Reimbursement by Medicare
      Healthcare system reform and concerns over rising Medicare costs have been priorities for both federal and state governments. The Budget Act included numerous program changes directed at balancing the federal budget. In addition to the Medicaid changes described above, the legislation changed Medicare policy in a number of ways, including the phase-in of PPS for skilled nursing facilities. PPS reimburses a skilled nursing facility based upon the acuity level of Medicare patients. Acuity level is determined by classifying a patient into one of 44 Resource Utilization Grouping (“RUG”) categories, based on the nature of the patient’s condition and services needed.
      In 1999 and 2000, refinements were made to the Budget Act. These refinements restored substantial Medicare funding to skilled nursing facilities and other healthcare providers originally eliminated by the Budget Act. A number of the refinements made in 1999 and 2000 remain in place today, including, among other things:

•	a 20% add-on for 12 high acuity non-therapy RUG categories; and

•	a 6.7% add-on for all 14 rehabilitation RUG categories.
      These add-ons may expire when CMS releases its refinements to the current RUG payment system. It is expected that these refinements will not be implemented until at least October 1, 2005 at the earliest. We currently generate approximately $32.2 million in annual revenues related to these add-ons.
      The 1999 and 2000 refinements to the Budget Act included a three-year moratorium on two $1,500 Part B therapy caps, which expired on December 31, 2002. After several delays in implementation, during 2003, the annual caps of $1,590 for physical and speech therapy services combined and $1,590 for occupational therapy services, which were adjusted for inflation, were applied to services provided during the period from September 1, 2003 through December  8, 2003. On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Prescription Drug Bill”) was signed into law and included a new two-year moratorium on the Part B therapy caps through December 31, 2005.

      The Prescription Drug Bill also required payments to skilled nursing facilities to be increased by 128% for residents with AIDS, added a pilot program in certain states for national and state criminal background checks for workers who provide direct patient care in skilled nursing facilities, and mandated that hospitals include new information about the availability of skilled nursing facility care in notices of discharge given to patients.
      In addition to these provisions, the Prescription Drug Bill included two key provisions impacting Medicare beneficiaries: a new federal prescription drug benefit; and enhanced health plan choices in the existing Medicare Advantage program. As a result of the new drug benefit, beginning in 2006 Medicare beneficiaries can get prescription drug coverage and new support for their existing drug coverage through health and prescription drug plans that contract with Medicare. The regulations ensure that the most vulnerable of low-income beneficiaries, many of whom are nursing home residents, who do not sign up for a drug plan by the middle of December 2005 will be automatically enrolled by Medicare to further ensure there is no gap in coverage. In addition, the final regulations include strong incentives for the prescription drug plans to contract with long-term care pharmacies in order to ensure that beneficiaries residing in nursing homes continue to have access to the specialized services provided by long-term care pharmacy providers.
      In 2004, CMS issued a revised rule regarding changing the method of payment for inpatient rehabilitation facilities (“IRFs”) from a cost-based, retrospective reimbursement system to a diagnosis-specific inpatient prospective payment system. It provides for a three-year phase-in to distinguish those patients who should undergo rehabilitation therapy in a skilled nursing facility and those who would benefit from more expensive rehabilitation therapy in an IRF. At least 75 percent of an IRF’s inpatients must be treated for one or more conditions specified in these regulations that typically require intensive inpatient rehabilitation (the “75 percent rule”). According to Federal government data, implementation of the 75 percent rule could save the Medicare program as much as $370 million per year by having rehabilitation therapy patients receive care in the most suitable setting (an IRF, a skilled nursing facility, or through home health care). Current Medicare reimbursement for services provided in an IRF setting are significantly higher than in other rehabilitation settings. Although we believe this could favorably impact our admissions, we cannot currently estimate the ultimate impact this rule will have on our operating results or cash flows, if any.
      The proposed Federal Budget that was released in February 2005 contains provisions to cut Medicare funding for skilled nursing facilities by more than $1.5 billion for fiscal year 2006 by issuing regulations implementing RUG refinements and then eliminating the two add-ons described above. In addition, the Federal Budget proposes to reduce by 30 percent the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10 percent per year. Based on our current volume of Medicare bad debts, this proposed rule would reduce our revenues by $1.9 million, $3.8 million and $5.7 million for the first, second and third year, respectively. We cannot currently determine if, or when, this proposal will be implemented.
Government Regulation

Survey, Certification and Licensure
      Our nursing facilities, assisted living centers, hospice locations and home health agencies are subject to state licensure and certification requirements under the Medicare, Medicaid and Veterans Administration programs. While regulations and licensing requirements vary based upon provider type and from state to state, they typically address, among other things, administration and supervision, personnel qualifications, physical plant specifications, nursing, rehabilitative therapy and medical services and resident rights and responsibilities. If we fail to comply with applicable licensing or certification requirements, we may be subject to civil money penalties, loss of licensure or termination of our participation in the Medicare, Medicaid or Veterans Administration programs. Changes in the laws or new interpretations of existing laws as applied to our nursing facilities, assisted living centers or other components of our healthcare businesses may have a significant impact on our operations and costs of doing business.

      CMS’ survey and certification regulations regarding implementation of the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”) were revised significantly in March 1999. Among the provisions that CMS adopted are requirements that:

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
      The regulations also identify remedies, as alternatives to termination from participation, and specify the categories of deficiencies for which these remedies will be applied. These remedies include:

•	installation of temporary management;

•	denial of payment for new admissions;

•	denial of payment for all patients;

•	civil money penalties of $50 to $3,000 per day for deficiencies that do not put a resident in immediate jeopardy and $3,050 to $10,000 per day for deficiencies that have caused or are likely to cause serious injury or death or alternatively, penalties of $1,000 to $10,000 per instance;

•	closure of facility and/or transfer of patients in emergencies;

•	directed plans of correction; and

•	directed in-service training.
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
      In February 2000, as part of the settlement of an investigation by the federal government into our allocation of certain costs to the Medicare program, we entered into a Corporate Integrity Agreement with the United States Department of Justice and the Office of Inspector General (the “OIG”), which was subsequently revised in 2002 and 2004. This agreement requires that we monitor our activities, on an ongoing basis, to ensure our compliance with the requirements of participation in federal healthcare programs. It also includes functional and training obligations, audit and review requirements and recordkeeping and reporting requirements. The 2002 revisions were made to reflect a permanent injunction requiring our nursing facilities in California to conduct additional training programs and to hire an independent quality monitor for our nursing facilities in California, Arizona, Hawaii and Washington to assess our quality care systems. We have divested all of our nursing facilities in Arizona, Washington and Hawaii and a substantial portion of our nursing facilities in California. The April 2004 revisions were made to extend the services of a quality monitor to all of our nursing facilities and to reflect a modification of the requirements under the agreement with respect to training and education. We believe that we are generally in compliance with the requirements of the Corporate Integrity Agreement and file annual reports with the OIG documenting our compliance. Failure to comply with the Corporate Integrity Agreement may result in penalties or exclusion from the Medicare and Medicaid programs.

Nursing Facility Quality Initiative
      In November 2002, CMS implemented Nursing Home Compare, a national initiative to publicly report quality measures to improve the quality of care of each Medicare and Medicaid certified nursing facility. In January 2004, CMS upgraded this program to include enhanced quality measures. This report uses a set of quality indicators calculated from the minimum data set assessments prepared by the nursing facilities on each resident. The quality measures are intended to assist consumers in evaluating nursing facilities, and to assist CMS in working with the nursing facility industry to develop quality improvement programs where needed. We have implemented an internal software program allowing each facility access to their real-time CMS enhanced quality measures. This enables the facility to compare their performance to local, state and national averages along with the ability to analyze which residents are included in each quality measure. In 2002, many of our facilities were selected to participate in their individual state Quality Improvement Organizations in a three-year nursing home collaboration to improve these quality measures.
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
      We have analyzed the revised CMS regulations with respect to our programs and facilities, as well as compliance data for the past two years. Results of CMS surveys for the past two years determined that a significant majority of our nursing facilities surveyed were in substantial compliance with CMS, and specific state, requirements for participation. Our analysis shows that our nursing facilities, on an overall basis, have improved their survey performance year over year specifically in the number of deficiencies and the percent of surveys resulting in substandard quality of care. Although we could be adversely affected if a substantial portion of our programs or facilities were eventually determined not to be in compliance with CMS regulations, we believe our programs and facilities are generally in compliance.

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
      The Budget Act also contained a significant number of new fraud and abuse provisions. For example, civil money penalties may also be imposed for violations of the Antifraud Amendments (previously, exclusion or criminal prosecution were the only actions under the Antifraud Amendments), as well as for contracting with an individual or entity that a provider knows or should know is excluded from a federal healthcare program. A person is subject to mandatory exclusion from participation in federal healthcare programs upon conviction for certain defined healthcare offenses. The Budget Act provides a minimum ten-year period for exclusion from participation in federal healthcare programs for providers convicted of a prior healthcare offense. The Budget Act also provides for civil money penalties of up to $50,000 and damages of not more than three times the amount of payment received from the prohibited activity.
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
      Although we could be adversely affected if a substantial portion of our programs or facilities were eventually determined not to be in compliance with HHS regulations, including, but not limited to, the information in this section, we believe our programs and facilities are generally in compliance.

Regulation Governing the Privacy and Transmission of Healthcare Information
      In addition to its antifraud provisions, HIPAA also includes regulations which standardize electronic data interchange and protect the privacy and security of health data. More specifically, HIPAA calls for:

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
      Final regulations, and modifications to these regulations, establishing standards for electronic data transactions and code sets, as required under HIPAA, have been released. These standards are designed to allow entities within the healthcare industry to exchange medical, billing and other information and to process transactions in a more timely and cost effective manner. Congress has granted extensions to providers whose Medicare and Medicaid trading partners are not ready to implement these standards. We are already complying with the transactions standards where possible. We will begin operating in a compliant manner with the remaining trading partners as they become ready.
      The HIPAA privacy standards are designed to protect the privacy of certain individually identifiable health information. The privacy standards have required us to make certain updates to our policies and procedures and conduct training for our employees surrounding these standards. The HIPAA employer identification standard is designed to ensure industry uniformity when reporting this data element in standardized transactions and required no changes in our operations. We believe we are generally compliant with the privacy and employer identification standards.
      We must comply with the HIPAA security standards by April 20, 2005. We must comply with the provider identification standard by May 23, 2007. We continue to evaluate and update our processes and procedures to meet the requirements of the new standards; however, we cannot assure you that all of the parties with whom we do business are in compliance with HIPAA. We do not believe our ongoing implementation to comply with HIPAA will have a material impact on our consolidated financial position, results of operations or cash flows.
Competitive Conditions
      Our nursing facilities compete primarily on a local and regional basis with other long-term care providers, some of whom may own as few as a single nursing facility. Our primary national competitors include Manor Care, Inc., Kindred Healthcare, Inc., Genesis HealthCare Corporation, Extendicare Health Services, Inc. and Mariner Health Care, Inc. Our ability to compete successfully with other long-term healthcare providers varies from location to location and depends on a number of factors, which include:

•	the number of competitors in the local market;

•	the types of services available;

•	quality of care;

•	reputation, age and appearance of each nursing facility; and

•	the cost of care in each locality.
      We also compete with a variety of other companies in providing rehabilitation therapy and hospice services. The primary national competitors for our service businesses include RehabCare Group, Inc., Vitas Healthcare Corporation, Odyssey HealthCare, Inc., VistaCare, Inc., and Heartland Home Health Care and Hospice. Our ability to compete successfully with these and other service providers depends on a number of factors, which include:

•	the number of competitors in the local market;

•	price relative to perceived value;

•	employee retention and training;

•	quality of care; and

•	referral sources.

      In general, we seek to compete in each market by establishing a reputation within the local community for quality healthcare services, attractive and comfortable nursing facilities, and providing specialized healthcare. Increased competition in the future could limit our ability to attract and retain residents and customers and to expand our business.
Employees and Labor Relations
      At December 31, 2004, we, primarily through our operating subsidiaries, had approximately 34,300 full and part-time employees. Approximately 10% of our employees, employed in 93 of our nursing facilities, are represented by various labor unions. Although our facilities have never experienced any material work stoppages and we believe that our relations with employees and labor organizations are generally good, we cannot predict the effect continued union representation or organizational activities would have on our future operations.
      A national shortage of nurses, therapists and other trained personnel, as well as general inflationary pressures, have required us to adjust our wage and benefits packages in order to compete for qualified personnel. In 2004, labor costs accounted for approximately 52% of the operating expenses of our Nursing Facilities segment, 91% of our Aegis segment and 59% of our AseraCare segment. We compete with other healthcare providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees.
      We are not currently facing a staffing shortage in all markets where we operate; however, in certain markets with shortages of healthcare workers we have used high cost temporary help to supplement staffing levels. We are addressing our staffing challenges through innovative recruiting and retention programs and training initiatives. However, these programs and initiatives may not stabilize or improve our ability to attract and retain these personnel. Our inability to control labor availability and costs could have an adverse effect on our future operating results.
Risks Relating to Our Company

Our substantial indebtedness could adversely affect our financial health.
      At December 31, 2004, we had total indebtedness on our consolidated balance sheet of $558.2 million. Our level of indebtedness on the balance sheet has declined by 25% over the last three years. Our consolidated balance sheet also included a liability of $48.8 million at December 31, 2004, representing the present value of the remaining obligation we owe to the federal government under a civil settlement agreement. The reduction in these obligations was primarily accomplished through the use of proceeds from divestitures and cash generated from the collection of accounts receivable.
      Our substantial indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a competitive disadvantage compared to other less leveraged competitors;

•	limit our ability to pursue business opportunities that may be in our best interest; and

•	limit our ability to borrow additional funds.
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
      We may be able to incur substantial additional indebtedness in the future, including indebtedness to finance potential acquisitions and expansions. The terms of our existing debt instruments and the indentures relating to our public notes allow us to incur additional indebtedness if certain conditions and financial tests are met. We have $90.0 million of revolving credit under our senior credit facility ($15.0 million of which availability at December 31, 2004 was being used for letters of credit) and can draw up to $40.0 million of letters of credit under our letter of credit facility ($21.5 million of which was available at December 31, 2004). If new indebtedness is added to our current debt levels, the related risks could increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control.
      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
      At December 31, 2004, we had cash and cash equivalents totaling $215.7 million and availability of $75.0 million under our revolving credit facility and $21.5 million under our letter of credit facility. We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $12.2 million, to make normal recurring annual capital additions and improvements estimated to be $100.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements for the twelve months ending December 31, 2005.
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
      The price of our common stock has been, and is likely to continue to be, highly volatile. The price of our common stock could fluctuate significantly for the following reasons, among others:

•	future announcements concerning us or our competitors;

•	quarterly variations in operating results;

•	business acquisitions or divestitures;

•	changes in earnings estimates;

•	changes in third-party reimbursement practices;

•	regulatory developments;

•	changes in the number of outstanding shares; or

•	fluctuations in the economy or general market conditions.
      In January 2005, a group including Arnold Whitman, the Chief Executive Officer of Formation Capital, LLC and Appaloosa Management, LP, a New Jersey based hedge fund, among others, publicly announced an unsolicited indication of interest in acquiring all of our outstanding common stock. This announcement resulted in an immediate, sharp increase in our common stock’s trading price. There can be no assurance that the market price for our common stock will remain at its current level, or that it will not fall to, or below, the trading price on the day prior to the announcement. Moreover, the efforts by the Whitman/Appaloosa group to take control of our board and related actions have led to an increased volume in the trading of our common stock and attracted the investment of various hedge funds and arbitrageurs. The acquisition of our common stock by these groups may cause an increased degree of speculation and volatility that will adversely affect the price of our common stock.
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
      In the past, stockholders have instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action lawsuit against us, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business in order to respond to the litigation (see Item 3).
      Holders of our $115.0 million of 2.75% convertible subordinated notes are entitled to convert the notes into our common stock if the closing sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price (or $8.94 per share) in effect on that 30th trade day, among other circumstances. Given the recent trading activity in our common stock, we believe it is likely that the notes will become convertible at the beginning of the second quarter of 2005, but we are unable to predict the impact the conversion would have on the price of our common stock. The shares underlying the notes, since their issuance in October 2003, are included in the calculation of our diluted earnings per share in accordance with Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.

We rely on reimbursement from governmental programs for a majority of our revenues and we cannot assure you that reimbursement levels will not decrease in the future.
      For the year ended December 31, 2004, 55%, 28% and 17% of our nursing facility revenues from continuing operations were derived from Medicaid, Medicare and private and other sources, respectively. For the year ended December 31, 2004, 97% of our AseraCare revenues were derived from Medicare. Although Aegis revenues are provided by non-governmental customers, these customers obtain their revenues primarily from government programs. Changes in the reimbursement policies of the Medicare or Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have an adverse effect on our consolidated financial position, results of operations and cash flows.
      Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially decrease the rate of government program payments to us for our services. Our financial condition and results of operations may be adversely affected by reductions in reimbursement levels and the reimbursement process in general, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled (see Revenue Sources — Reimbursement by Medicaid Programs and Reimbursement by Medicare).

Our industry is heavily regulated by the government, which requires our compliance with a variety of laws.
      The operation of our facilities and the services we provide are subject to periodic inspection by governmental authorities to ensure that we are complying with standards established for continued licensure under state law and certification for participation under the Medicare and Medicaid programs. Additionally, in certain states, certificates of need or other similar approvals are required for expansion of our operations. We could be adversely affected if we are unable to obtain these approvals, if the standards applicable to approvals or the interpretation of those standards change and by possible delays and expenses associated with obtaining approvals. Our failure to obtain, retain or renew any required regulatory approvals, licenses or certificates could prevent us from being reimbursed for certain of our services (see Government Regulation — Survey, Certification and Licensure).
      We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future which could result in significant penalties, as well as adverse publicity. Any such penalties or adverse publicity could have an adverse effect on our financial condition and results of operations.

We face periodic reviews, audits and investigations by federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.
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
      Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities and hospice operations. The investigations include:

•	cost reporting and billing practices;

•	Medicare hospice reimbursement caps;

•	quality of care;

•	average length of stay in hospice locations;

•	financial relationships with referral sources; and

•	proper documentation of medical necessity for services provided.
      As a large, for profit corporation we also are subject, in the ordinary course of business, to reviews, audits and investigations by other governmental agencies who have regulatory control over various aspects of our operations. An adverse ruling as a result of such a review, audit, or investigation could have an adverse impact on our financial condition and results of operations.
      We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.

We are required to comply with laws governing the transmission and privacy of health information.
      HIPAA requires us to comply with certain standards for the exchange of individually identifiable health information internally and with third parties, such as payors, business associates and patients. These include standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, and health plans; security; and privacy.

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
      In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these healthcare initiatives, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, greater state flexibility and additional operational requirements, could adversely affect us. In addition, we incur considerable administrative costs in monitoring the changes made within the programs, determining the appropriate actions to be taken in response to those changes, implementing the required actions to meet the new requirements and minimizing the repercussions of the changes to our organization, reimbursement rates and costs. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us. That impact may have an adverse effect on our financial condition and results of operations.

We are subject to expensive and unpredictable general and professional liability costs.
      General and professional liability costs for the long-term care industry have become expensive and difficult to estimate. During the past ten years, there have been significant increases for us, as well as others, in insurance premiums and claims costs. The volatility of these costs have resulted from dynamic changes in frequency and severity of claims, rapid growth in trend rates, and varying claim payment patterns, as well as a changing legal and insurance environment.

Insurance coverage may become expensive and difficult to obtain for long-term care companies, and our insurance carriers could become insolvent and unable to reimburse us.
      Primarily as a result of general and professional liability costs for long-term care providers, insurance companies are ceasing to insure long-term care companies, or severely limiting their capacity to write long-term care general and professional liability insurance. When insurance coverage is available, insurance carriers are typically requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage. This has been the case for most insurance coverages, including workers’ compensation and general and professional liabilities. We have experienced higher premiums and retention levels in the past. However, our insurance covering general and professional liabilities and workers’ compensation was renewed in the second quarter of 2004 with retention levels remaining consistent and premiums being generally the same as the prior year. We cannot assure you that we will be able to renew our insurance coverages in future years on terms as favorable as those we currently have.
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

Our Nursing Facilities segment is capital intensive and has significant cash requirements to maintain current operations, to complete projects underway and to achieve our long-term strategic plan.
      We operated 351 nursing facilities, of which 27 are classified as held for sale, as of December 31, 2004, and 18 assisted living centers. Our Nursing Facilities revenue and future growth is dependent on the condition of our assets. To effectively compete for residents, we have to continually invest in the appearance and maintenance of our nursing facilities and assisted living centers. In addition, to meet regulatory standards, we are required to invest capital in our physical plant and equipment. Certain of our competitors operate locations that are not as old and that may appear better maintained than ours. We expect to commit a substantial portion of our cash flow to maintain and enhance the underlying assets of our Nursing Facilities segment. If we are unable to adequately maintain, enhance and, as needed, modernize our physical plant and equipment, we may subsequently lose residents which could adversely affect our business and results of operations.

Efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand our operations.
      Some states and local jurisdictions require healthcare providers (including skilled nursing facilities, assisted living centers, hospices and home health agencies) to obtain prior approval, known as a certificate of need (a “CON”), for:

•	the purchase, construction or expansion of healthcare facilities, agencies or locations;

•	capital expenditures exceeding a prescribed amount; or

•	changes in services or bed capacity.
      To the extent that we are required to obtain a CON or other similar approvals to expand our operations (either by acquiring facilities, agencies or locations or expanding or providing new services or other changes), our expansion could be adversely affected by our failure or inability to obtain the necessary approvals, changes in the standards applicable to those approvals, and possible delays and expenses associated with obtaining those approvals. We cannot assure you that we will be able to obtain CON approval for all future projects requiring this approval.

Our civil settlement agreement with the United States Government with respect to alleged violations of cost allocations under Medicare negatively impacts our cash flows and subjects us to a Corporate Integrity Agreement.
      On February 3, 2000, we entered into a series of separate agreements with the OIG of HHS. Under the civil settlement agreement, we paid the federal government $25.0 million during the first quarter of 2000 and agreed to reimburse the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments. As of December 31, 2004, the present value of the remaining obligation was $48.8 million. As a result of such withholdings, our cash flows from operations were negatively impacted by $18.1 million in 2004, and are expected to be negatively impacted at an annual rate of $18.1 million, ending in the first quarter of 2008.
      As part of this series of agreements, we entered into a Corporate Integrity Agreement with the OIG, which was subsequently revised in 2002 and 2004. This agreement requires that we monitor our activities, on an ongoing basis, to ensure our compliance with the requirements of participation in federal healthcare programs. It also includes functional and training obligations, audit and review requirements and record keeping and reporting requirements. The revisions were made to provide an independent quality monitor to all of our nursing facilities and to modify the requirements under the agreement with respect to training and education.
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

We are subject to material litigation.
      We are, and may in the future be, subject to litigation which, if determined adversely against us, could have a material adverse effect on our business, financial condition, results of operations and cash flows (see Item 3).

If we fail to cultivate new, or maintain existing, relationships with the physicians or other referral sources in the communities in which we operate, our patient base may decrease.
      Our Nursing Facilities and AseraCare patient bases depend in part upon the admissions and referral practices of the physicians in the communities in which we operate and our ability to cultivate and maintain relationships with these physicians or other referral sources. Physicians or other sources referring patients to us are not our employees and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our patient population may decline, which, if significant, could have an adverse effect on our financial condition and results of operations.

Changes in the acuity of the patients and the mix of our patient population among the Medicare, Medicaid and private categories may significantly affect our nursing facility revenues and profitability.
      The sources and amounts of our nursing facility revenues are determined by a number of factors, including licensed bed capacity and census of our nursing facilities, average length of stay of our residents, the mix of our patients by payor type (for example, Medicare versus Medicaid or private) and the acuity level of our patients. Changes in the acuity of patients, the mix of patients by payor type and payment methodologies may significantly affect our profitability. In particular, changes which increase the percentage of Medicaid residents within our nursing facilities could have an adverse effect on our financial condition and results of operations due to Medicaid rates being generally lower than Medicare and private pay rates.

Certain trends in the healthcare industry are putting pressure on our ability to maintain nursing facility census.
      Over the past decade, a number of trends have developed that impact our nursing facility census. These trends include:

•	overbuilding of nursing facilities in states that have eliminated the CON process for new construction;

•	creation of nursing facilities by acute-care hospitals to keep discharged patients within their complex;

•	rapid growth of assisted living centers, which sometimes are more attractive to less medically complex patients; and

•	the availability of eldercare services delivered to the home.
      The negative impact of these trends on nursing facility census varies from facility to facility, from community to community and from state to state, and if we are not successful in responding to them, these trends could have an adverse effect on our Nursing Facilities segment.

Our executive officers and other key personnel are critical to our business, and if they choose to leave, it could harm our business.
      The loss of the services of one or more of our executive officers or key employees, or the decision of one or more such officers or employees to join a competitor or otherwise compete directly or indirectly with us, could disrupt our business and could have an adverse effect on our financial condition and results of operations.

A group including Arnold Whitman, the Chief Executive Officer of Formation Capital, LLC and Appaloosa Management, LP, a New Jersey based hedge fund, among others, has expressed an interest in purchasing all or a part of our Company. This interest could be disruptive to our business and could threaten to adversely affect our operations and results.
      Our results of operations, financial condition and cash flows may be adversely impacted by the unsolicited indications of interest in an acquisition of us in January 2005, by a group including Arnold Whitman, the Chief Executive Officer of Formation Capital, LLC and Appaloosa Management, LP, a New Jersey based hedge fund, among others, and related actions taken by this group, including the nomination of candidates for election to our Board of Directors. These actions may materially impact our ability to attract and retain customers, management and employees and may result in the incurrence of significant advisory fees, litigation costs and other expenses. In addition, some of our key employees may seek other employment opportunities as a consequence of the uncertainty surrounding our future. Any such impact from the actions of the Whitman/Appaloosa group could have a material adverse effect on our business and results of operations. In addition, the actions of the Whitman/Appaloosa group may lead to a diversion on management’s attention from other ongoing business concerns.

Provisions in our charter documents, under Delaware law, and in our stockholder rights plan could discourage a takeover that stockholders may consider favorable.
      Our restated certificate of incorporation, as amended, and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:

•	authorize the issuance by the Board of Directors of preferred stock without the requirement of stockholder approval, which could make it more difficult for a third party to acquire a majority of our outstanding voting stock;

•	prohibit cumulative voting in the election of directors;

•	prohibit our stockholders from acting by written consent;

•	limit the persons who may call special meetings of stockholders;

•	establish advance notice requirements for nominations for election to the Board of Directors or for proposing matters to be approved by stockholders at stockholder meetings; and

•	require an 80% vote to approve certain business combinations with persons holding 10% or more of our common stock, unless certain conditions are met.
      Delaware law may also discourage, delay or prevent someone from acquiring or merging with us. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the Board of Directors approves the transaction. Our Board of Directors will not approve takeovers that are not reasonably believed to be in the best interest of the stockholders, and therefore, certain acquisitions may be prevented or delayed.
      As permitted by our charter, our Board of Directors approved a Rights Plan on January 25, 2005, which awards one one-thousandth of a preferred share purchase right for each share of our common stock. These rights are triggered in the event that any individual or entity acquires 10% or more of our outstanding common stock without the approval of our Board of directors. These purchase rights will cause substantial dilution to any person or group that attempts to acquire us without obtaining the approval of the Board of Directors.
      These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. As a result, they may limit the price investors may be willing to pay for our stock in the future.

Available Information
      Our website, www.beverlycorp.com, provides access, free of charge, to our SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable. In addition, our corporate governance guidelines, code of conduct, code of ethics for senior financial officers, and charters for each key committee of the Board of Directors will be available on this website and in print to any stockholder who requests them.
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
      On December 31, 2004, we operated 351 nursing facilities, 18 assisted living centers, 52 hospice and home health locations and 10 outpatient clinics in 25 states and the District of Columbia. As of December 31, 2004, we had 27 nursing facilities (2,572 beds) and 10 outpatient clinics classified as held for sale (see Item 8. — Note 15 regarding the sale of the 10 outpatient clinics in February 2005). Most of our 87 leased nursing facilities are subject to “net” leases which require us to pay all taxes, insurance and maintenance costs. Most of these leases have original terms from ten to fifteen years and contain at least one renewal option. Renewal options typically extend the original terms of the leases by five to fifteen years. Many of these leases also contain purchase options. We consider our physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of our nursing facilities and assisted living centers are included in the collateral securing our obligations under various debt agreements (see Item 8. — Note 9).
      The following is a summary of our nursing facilities, assisted living centers, hospice and home health locations and outpatient clinics at December 31, 2004:

	Nursing Facilities
			Assisted Living
			Centers		Hospice and
		Total			Home
		Licensed		Total	Health	Outpatient
Location	Number	Beds	Number	Units	Locations	Clinics

Alabama	14	1,692	—	—	11	—
Arkansas	19	2,270	1	16	—	—
California	24	2,306	—	—	2	—
District of Columbia	1	355	—	—	—	—
Georgia	13	1,595	2	72	1	—
Illinois	3	275	—	—	—	—
Indiana	26	3,064	—	—	1	—
Iowa	—	—	—	—	1	—
Kansas	19	1,175	—	—	—	—
Kentucky	8	1,039	—	—	—	—
Maryland	4	585	1	19	—	—
Massachusetts	18	2,048	—	—	1	—
Minnesota	28	2,324	1	16	—	—
Mississippi	10	1,148	—	—	7	—
Missouri	18	1,723	3	109	2	—
Nebraska	24	2,037	1	16	4	—
New Jersey	1	140	—	—	—	—
North Carolina	10	1,278	—	—	1	10
Ohio	9	1,252	—	—	—	—
Pennsylvania	41	4,659	3	72	9	—
South Dakota	17	1,165	1	36	—	—
Tennessee	5	555	2	55	5	—
Texas	—	—	—	—	4	—
Virginia	13	1,720	3	84	—	—
West Virginia	3	310	—	—	—	—
Wisconsin	23	2,280	—	—	3	—

	351	36,995	18	495	52	10

Classification
Owned	264	27,448	17	426	—	—
Leased	87	9,547	1	69	52	10

	351	36,995	18	495	52	10

ITEM 3.	LEGAL PROCEEDINGS.
      (a) On January 26, 2005, a putative class action complaint brought on behalf of all shareholders of the Company was filed against the Company and each of its directors in the Delaware Chancery Court in New Castle County. The complaint, captioned Chaya Perlstein v. William R. Floyd, et. al., Civil Action No. CA1050-N, asserts a claim for breach of fiduciary duty in connection with our response to an unsolicited expression of interest by a group of investors that collectively had purchased 8.1% of our common stock on the open market prior to January 24, 2005. A second, substantially identical, putative class action complaint was filed in the same court on February 1, 2005, bearing the caption Robert Strougo v. Beverly Enterprises, Inc., et. al., Civil Action No. CA1067-N. On February 23, 2005, the Delaware Chancery Court consolidated these cases under the caption In re Beverly Shareholders Litigation, Civil Action No. CA1050-N, and designated the Floyd complaint as operative. In addition, the Chancery Court extended the defendants time to respond to the operative complaint to May 9, 2005. The plaintiffs seek preliminary and permanent injunctive relief, an unspecified amount of compensatory damages, an accounting, as well as an award of attorneys’ fees, expert fees, and costs. Due to the preliminary state of these actions, we are unable to assess the probable outcome and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.
      (b) As previously reported, on October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et. al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case was purportedly brought derivatively on our behalf against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that we failed to record adequate reserves for general and professional liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et. al. and Flowers v. Floyd, et. al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs. On November 19, 2004, Beverly moved to dismiss these actions on the grounds that the plaintiffs failed to make a pre-suit demand upon Beverly’s Board of Directors and did not show that the failure to make such demand was excused as futile. The other defendants also moved to dismiss the actions for failure to state a claim upon which relief can be granted. Plaintiffs have opposed both motions. The court has scheduled oral argument on the motions to dismiss for June 17, 2005. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.
      (c) In 2002, we notified federal and California healthcare regulatory authorities (CMS, OIG, the California Attorney General’s office and the California Department of Health) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our former medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date Beverly acquired the business unit. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we established a reserve in 2002, included in “Other accrued liabilities” on the consolidated balance sheets in the amount of $18.0 million to cover potential overpayments from government payors for the period from October 1, 1998 to 2002. We have advised regulatory authorities of the results of the accounting firm’s review. On September 15, 2003, we received a subpoena from the United States Attorney’s Office in Oakland, California, requesting the production of additional documents relating to MK Medical’s operations and our review of MK Medical’s claims. We have produced documents in response to this subpoena and continue to cooperate with the government’s request for information. Our liability with respect to this matter could exceed the reserved amount, which continues to be the best estimate of our exposure in this matter. We are actively cooperating with the government in this matter and expect to fund or resolve this liability within 12 months. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.
      (d) We are a party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. Over the past few years, we have experienced an increasing trend in the number and severity of the claims asserted against us. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.
      (e) There are various other lawsuits and regulatory actions pending against us arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. We do not believe that the ultimate resolution of such other matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      There were no matters submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
      Our common stock is listed on the New York Stock Exchange and the Pacific Exchange under the symbol “BEV.” The table below sets forth, for the periods indicated, the range of high and low sales prices of our common stock as reported on the New York Stock Exchange composite tape.

	Prices

	High	Low

2003
First Quarter	$3.00	$1.63
Second Quarter	4.30	1.80
Third Quarter	6.99	3.71
Fourth Quarter	8.60	5.06
2004
First Quarter	$8.96	$5.84
Second Quarter	8.92	5.83
Third Quarter	8.70	6.78
Fourth Quarter	9.41	7.49
2005
First Quarter (through March 7)	$12.32	$8.33
      On March 7, 2005, there were 4,838 record holders of our common stock.
      We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on our common stock. We have not paid any cash dividends on our common stock since 1987, and no future cash dividends are currently planned. In deciding whether to propose a cash dividend and determining the dividend amount, our Board of Directors would take into account such matters as the availability of funds for dividends, general business conditions, our financial results, other capital requirements, contractual, legal and regulatory restrictions on the payment of cash dividends to our stockholders and such other factors as our Board of Directors may deem relevant (see Item 7. — Liquidity and Capital Resources).
      During 2004 and 2003, we did not purchase any of our common stock. We did not make any unregistered sales of equity securities during 2004.

ITEM 6.	SELECTED FINANCIAL DATA.
      The following table of selected financial data should be read along with our consolidated financial statements and related notes for 2004, 2003 and 2002 included in Item 8. Consolidated Financial Statements and Supplementary Data.

	At or For the Years Ended December 31,

	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,988,852	$1,802,026	$1,766,726	$1,953,084	$1,908,173
Costs and expenses:
Wages and related	1,147,743	1,078,548	1,068,629	1,203,932	1,188,908
Provision for insurance and related items	127,653	109,377	84,161	75,385	102,237
Other operating and administrative	522,603	462,144	458,311	503,951	542,539
Depreciation and amortization	62,166	58,807	62,906	63,549	70,667
Florida insurance reserve adjustment	—	—	22,179	—	—
Special charge and adjustment related to California investigation settlement	—	(925)	6,300	—	—
Special charge and adjustments related to settlements of federal government investigations	—	—	(9,441)	77,495	—
Asset impairments, workforce reductions and other unusual items	448	3,825	46,287	180,000	16,895

Total costs and expenses	1,860,613	1,711,776	1,739,332	2,104,312	1,921,246

Income (loss) before other income (expenses)	128,239	90,250	27,394	(151,228)	(13,073)
Other income (expenses):
Interest expense	(45,637)	(63,314)	(62,652)	(74,447)	(75,119)
Costs related to early extinguishments of debt	(40,935)	(6,634)	—	—	(354)
Interest income	5,485	5,363	4,688	2,911	2,485
Net gains on dispositions	396	422	2,142	988	2,433
Gains on sales of equity investments	—	6,686	—	256	1,477

Total other expenses, net	(80,691)	(57,477)	(55,822)	(70,292)	(69,078)

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	47,548	32,773	(28,428)	(221,520)	(82,151)
Provision for (benefit from) income taxes	4,890	5,069	6,085	60,432	(25,791)

Income (loss) before discontinued operations and cumulative effect of change in accounting for goodwill	42,658	27,704	(34,513)	(281,952)	(56,360)
Discontinued operations, net of taxes of 2004 — $55; 2003 — $3,378; 2002 — $0; 2001 — $956; and 2000 — $3,529	(14,637)	52,764	(34,406)	(19,320)	1,858
Cumulative effect of change in accounting for goodwill, net of income taxes of $0(2)	—	—	(77,171)	—	—

Net income (loss)	$28,021	$80,468	$(146,090)	$(301,272)	$(54,502)

Net income (loss) per share of common stock:
Basic:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.40	$0.26	$(0.33)	$(2.71)	$(0.55)
Discontinued operations, net of taxes	(0.14)	0.49	(0.32)	(0.19)	0.02
Cumulative effect of change in accounting for goodwill, net of taxes	—	—	(0.74)	—	—

Net income (loss) per share of common stock	$0.26	$0.75	$(1.39)	$(2.90)	$(0.53)

Shares used to compute per share amounts	107,749	106,582	104,726	104,037	102,452

Diluted:(3)
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.37	$0.26	$(0.33)	$(2.71)	$(0.55)
Discontinued operations, net of taxes	(0.12)	0.48	(0.32)	(0.19)	0.02
Cumulative effect of change in accounting for goodwill, net of taxes	—	—	(0.74)	—	—

Net income (loss) per share of common stock	$0.25	$0.74	$(1.39)	$(2.90)	$(0.53)

Shares used to compute per share amounts	124,334	109,922	104,726	104,037	102,452

	At or For the Years Ended December 31,

	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)

	(Dollars in thousands, except per share data)
Other Financial Data:
Cash flows from operations	$75,660	$69,861	$116,633	$220,897	$37,010
EBITDA(4)	190,801	156,165	92,442	(86,435)	61,504
EBITDA Margin %(4)	9.59%	8.67%	5.23%	(4.43)%	3.22%
Capital expenditures	62,718	43,984	100,103	89,401	76,027
Consolidated Balance Sheet Data:
Total assets	$1,361,385	$1,346,421	$1,349,895	$1,681,070	$1,875,993
Current portion of long-term debt	12,240	13,354	41,463	64,231	227,111
Long-term debt, excluding current portion	545,943	552,873	588,714	677,442	564,247
Total stockholders’ equity	272,413	238,186	153,472	296,497	583,993
Other Data:
Average occupancy(5)	88.9%	88.2%	88.2%	86.6%	86.5%

(1)	The operations of Matrix, MK Medical, Care Focus, 125 nursing facilities and eight assisted living centers have been reclassified as discontinued operations for all periods presented, including 27 nursing facilities and 10 outpatient clinics classified as held for sale during the year ended December 31, 2004, since they met the applicable criteria under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Item 8 — Note 6).

(2)	Includes a $77.2 million goodwill impairment charge relating to the 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(3)	Assumes the conversion of our 2.75% convertible subordinated notes since their issuance in October 2003, on an if-converted basis, in accordance with Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (see Item 8. — Note 1 — Earnings Per Share).

(4)	We define EBITDA as earnings from continuing operations before interest expense (including costs related to early extinguishments of debt), interest income, income taxes, depreciation and amortization. EBITDA margin is EBITDA as a percentage of revenues. EBITDA is commonly used by our lenders and investors to assess our leverage capacity, debt service ability and liquidity, and we use EBITDA to evaluate financial performance and to design incentive compensation for management. EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), and the items excluded from EBITDA are significant components in understanding and assessing our financial performance. EBITDA should not be considered as an alternative to net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our Consolidated Statements of Cash Flows included in Item 8. The following table provides a reconciliation from our pre-tax income (loss) from continuing operations, which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated (in thousands):

	2004	2003	2002	2001	2000

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	$47,548	$32,773	$(28,428)	$(221,520)	$(82,151)
Plus:
Depreciation and amortization	62,166	58,807	62,906	63,549	70,667
Interest expense(a)	86,572	69,948	62,652	74,447	75,473
Minus:
Interest income	5,485	5,363	4,688	2,911	2,485

EBITDA	$190,801	$156,165	$92,442	$(86,435)	$61,504

(a)	Includes $40.9 million, $6.6 million and $354,000, respectively, for the years ended December 31, 2004, 2003 and 2000 of costs related to the early extinguishments of debt.

(5)	Calculated by dividing the nursing facilities’ actual patient days by available patient days from continuing operations. Available patient days are calculated by multiplying total calendar days by the number of beds that are operationally ready for use.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning and include, but are not limited to, statements about our expected future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in, among other things, political, economic, business, competitive, market, regulatory, demographic and other factors. We undertake no obligation to publicly update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.
Overview
      We are a much stronger company than we were just a few years ago — with better operating units, a solid financial position, and a more disciplined culture. On any given day, we have 34,000 dedicated associates providing high quality care and generating annual revenues totaling approximately $2 billion. In just a few years we have made dramatic progress in transforming us into a leading provider of eldercare services. Just for example, since the end of 2000 we have:

•	decreased our balance sheet debt from $791 million to less than $560 million;

•	eliminated off-balance sheet debt of $184 million;

•	increased our cash balance from $26 million to $216 million; and

•	cut our Nursing Facilities’ patient receivables by 64% to $179 million and less than 35 days’ sales outstanding; and

•	substantially completed the divestiture program begun in 2001.
      In 2004, we successfully delivered the profitable growth we had expected, through strong performance by all three of our principal business segments. Our EBITDA for the year ended December 31, 2004 was $190.8 million exceeding the high end of our guidance for 2004 by $5.8 million. For purposes of generally accepted accounting principles (“GAAP”), EBITDA is most directly comparable to pre-tax income from continuing operations of $47.5 million (see Item 6 for a reconciliation of EBITDA to pre-tax income from continuing operations and a definition of, and discussion of why we use EBITDA). We reported diluted earnings per share from continuing operations of 37 cents, a 42% increase from 2003, despite a $40.9 million refinancing charge and an increase in the shares used to compute diluted earnings per share of approximately 14.4 million, primarily due to the effect of our 2.75% convertible subordinated notes.
      A key to our success was the focused execution of our strategic plan by our seasoned leadership team. Critical measures of our 2004 success in terms of our four core strategies are as follows:

Strengthen and grow our Nursing Facilities segment

•	6.8% revenue growth;

•	45.9% pre-tax income growth; and

•	divested 18 non-strategic facilities, substantially completing our divestiture strategy.

Accelerate the growth of our service businesses

•	61.4% revenue growth, including:

58.2% from Aegis and

67.5% from AseraCare;

•	75 new Aegis customers, net;

•	70% growth in hospice average daily census; and

•	30 new hospice locations (including the acquisition of Hospice USA).

Lead innovation in eldercare

•	completed construction on 29 Alzeheimer’s units; and

•	Aegis’ Freedom Through Functionality program added in 33 locations.

Continually re-engineer our Company

•	$17.7 million or 27.9% drop in interest expense; and

•	new technologies implemented to improve the documentation of resident care and to effectively manage labor costs at the local level (resulting in a weighted average wage rate increase of 3.7%).
      Revenues consistently grew quarter over quarter during 2004. We generated a 45% increase in pre-tax income from continuing operations on a 10% increase in revenues (dollars in millions):

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total

Revenues:
2004	$481	$488	$503	$517	$1,989
2003	$433	$442	$457	$470	$1,802
% change	11%	10%	10%	10%	10%
Pre-tax income (loss) from continuing operations:
2004	$23	$(14)	$22	$17	$48
2003	$4	$7	$10	$12	$33
% change	475%	—	120%	42%	45%
      As further discussed in Results of Operations — Continuing Operations, we strategically incurred $40.9 million of costs related to the refinancing of high-cost debt, primarily during the second quarter of 2004. We believe it was the right thing to do because it improved our capital structure by:

•	increasing the maturities on 36% of our long-term debt by more than five years;

•	providing greater covenant flexibility;

•	lowering our interest rate 175 basis points on that layer of debt; and

•	providing additional financing capacity and flexibility by refinancing with subordinated debt.
      Our solid operating and financial performance was further demonstrated by our increase in cash flows from operations to $75.7 million in 2004, from $69.9 million in 2003. Our 2004 cash flows from operations were negatively impacted by approximately $82 million due to the reconsolidation of Beverly Funding Corporation (“BFC”). BFC was reconsolidated in the second quarter of 2004, as a result of the repayment of its outstanding obligations (see Item 8 — Note 1 — Transfers of Financial Assets). Excluding this one-time impact, our cash flows from operations would have been approximately $157.7 million for 2004, a 126% increase over 2003. Our significant cash generation during 2004 enabled us to strategically invest $62.7 million in capital expenditures and $71.4 million for acquisitions.

      We expect that our momentum in 2004, together with diligent and focused attention to our strategic plan, will drive further profitable growth in 2005 and beyond.
Critical Accounting Policies
      The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The accounting policies detailed below are considered by management to be critical to an understanding of our financial statements, and are discussed annually with the Audit and Compliance Committee of our Board of Directors, because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Certain risks related to these critical accounting policies are described in the following paragraphs.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts
      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our current revenues is derived from federal and state healthcare programs (primarily Medicare and Medicaid). All providers participating in the Medicare and Medicaid programs are required to meet certain financial cost reporting requirements. Federal and state regulations generally require the submission of annual cost reports covering revenues, costs and expenses associated with the services provided to Medicare beneficiaries and Medicaid recipients. Annual cost reports are subject to routine audits and retroactive adjustments. These audits often require several years to reach the final determination of amounts due to, or by, us under these programs.
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
      Revenue Assumptions and Approach Used. As discussed more fully in Item 8 — Note 1, we record revenues when services are provided at standard charges, adjusted to amounts estimated to be received under governmental programs or other third-party contractual arrangements based on contractual terms and historical experience. On an annual basis, state Medicaid programs may adjust their plan reimbursement rates in accordance with state specific guidelines and calculations. In addition, our reimbursement rates are adjusted based on information we file in annual cost reports to each state. Using these state plans, and filed cost report data, we estimate rate adjustments and record revised per diem rates beginning in the period the rate adjustment would apply according to state plans.
      As adjustments to recorded revenues become known or as cost reporting years are no longer subject to audits, reviews or investigations, the amounts of our revenues and receivables are revised. Our revenues are reported at their estimated net realizable amounts, and we believe adequate provision has been made to reflect any adjustments that could result from audits of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. Changes in estimates related to third-party receivables due to retroactive rate adjustments and cost report settlements resulted in an increase in revenues from continuing operations of approximately $8.0 million, $8.7 million and $948,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Allowance Assumptions and Approach Used. We record bad debt expense monthly as a percentage of revenue reflecting our historical experience. Each quarter we adjust the allowance for doubtful accounts according to the aging and payor mix of the receivables. These adjustments are based on our weighted average collection experience by payor type, and recognize the relative risk depending on the source of the expected payment. Private pay accounts usually represent our highest collectibility risk. In addition, specific accounts that are determined to be uncollectible (due to bankruptcy, insufficient documentation, lack of third-party coverage or financial resources and the like) are fully reserved when such determinations are made. We write off uncollectible accounts receivable after all collection efforts have been exhausted and we determine they will not be collected. If circumstances change (including, but not limited to: economic downturn; higher than expected defaults or denials; reduced collections; and changes in our payor mix), our estimates of the recoverability of our receivables could be reduced by a material amount. For our Nursing Facilities segment, the aging of our receivables has improved over the past three years and our cash collections continue to be in line with, or ahead of, our generated revenues. These factors have led to a decrease in our total provision for bad debts and a reduction in our total allowance for doubtful accounts.
      The following table provides an analysis of our allowance and provision for doubtful accounts (from continuing and discontinued operations) at or for the years ended December 31 (dollars in thousands):

	2004	2003	2002

Allowance for doubtful accounts	$26,320	$31,615	$44,536
As a % of accounts receivable	10.1%	16.1%	20.2%
As a % of accounts over 180 days old	190.5%	119.6%	115.5%
Provision for doubtful accounts	$8,898	$22,743	$54,558
As a % of revenues	0.4%	1.3%	3.1%
      Sensitivity Analysis. We believe adequate provision has been made for receivables that may prove to be uncollectible. During 2004, our Nursing Facilities segment weighted average collection experience improved 21 basis points when compared to 2003. As a result of the improved collection rates, we reduced our recorded allowance for doubtful accounts by approximately $4.0 million. However, changes in collection rates or payment patterns could affect the assumptions used to estimate the current level of allowance for doubtful accounts. If our collection rates increase or decrease by ten basis points, the impact on pre-tax income from continuing operations on the consolidated statement of operations would be approximately $2.0 million.

General and Professional Liabilities and Other Insurance Risks
      General and professional liability costs for the long-term healthcare industry have become expensive and difficult to estimate. In addition, insurance coverage for general and professional liability and certain other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and pay substantially higher premiums for reduced terms of coverage. The majority of our workers’ compensation and auto liability risks are insured through loss-sensitive insurance policies with affiliated and unaffiliated insurance companies.
      For our general and professional liabilities, we are responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits in certain prior policy years, and accrue liabilities for claims when they are probable and can be reasonably estimated. We evaluate our purchased insurance coverage for risk transfer and we exercise care in selecting companies from which we purchase insurance, including review of published ratings by recognized rating agencies, advice from national brokers and consultants and review of trade information sources. There exists a risk that any of these insurance companies may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due. In several prior policy years, losses exceed our self-insurance aggregate limits. For claims relating to these years, our insurers have assumed their obligations for defense and payment of covered claims, and we expect them to continue to meet these obligations. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot assure you that they will remain solvent and able to fulfill their obligations.
      Assumptions and Approach Used. Our outstanding liabilities for general and professional liability risks and workers’ compensation risks are estimated by our independent actuaries twice a year using the most recent historical trends of data, including frequency and severity of claims, settlements and other relevant data. On an undiscounted basis, these liabilities totaled $209.8 million at December 31, 2004. On our financial statements, these liabilities are discounted at 8.5% to their present value using actuarially determined loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with incremental uncollateralized debt. We continually evaluate the discount rate utilized to measure our outstanding insurance liabilities. Due to changes in our capital structure and the overall interest rate environment, we decreased our discount rate from 10% to 8.5% and recorded a pre-tax charge of $6.0 million on these liabilities during the fourth quarter of 2004.
      Sensitivity Analysis. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge of $1.9 million for the year ended December 31, 2004. Based on information provided by our independent actuaries, we estimate our range of discounted exposure for these liabilities to be $163.8 million to $189.7 million. At December 31, 2004, our recorded reserves for these liabilities totaled $172.7 million. We believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and other services.

Tax Valuation Allowance
      In 2001, based upon our operating results in previous years, our reported cumulative losses, and the inherent uncertainty associated with the realization of future income, we provided a full valuation allowance on our net deferred tax assets. During 2004 and 2003, our valuation allowance decreased by $10.8 million and $30.1 million, respectively, primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards, partially offset by increases in general business tax credits and state tax credits. During 2004, the decrease in the valuation allowance was further offset by the generation of alternative minimum tax credits. During 2002, our valuation allowance increased by $45.5 million primarily due to the generation of net operating loss carryforwards and increases in general business tax credits and state tax credits, partially offset by the reversal of temporary differences.
      Assumptions and Approach Used. We assess the need for, and amount of, a valuation allowance for deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). A valuation allowance is required when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, which may be derived from future reversals of existing temporary differences, taxable income in prior carryback years, tax planning strategies or future taxable income, exclusive of reversing temporary differences and carryforwards. We believe a significant cumulative pre-tax loss for the current and two preceding years is significant evidence to warrant a full valuation allowance on our net deferred tax assets.
      Sensitivity Analysis. Currently we have a $158.3 million valuation allowance on our net deferred tax assets and any change in net deferred tax assets resulting from the reversal of existing temporary differences, the origination of future temporary differences, and the utilization/ generation of net operating losses is being applied against the valuation allowance, and, therefore, does not affect the provision for income taxes. All available evidence has been, and will continue to be, considered at least quarterly in assessing the need to maintain a full valuation allowance.
      We expect to maintain a valuation allowance on our net deferred tax assets until an appropriate level of profitability is sustained for the current and two preceding years, or we are able to develop and implement tax strategies enabling us to conclude it is more likely than not that our net deferred tax assets will be realized.

Asset Impairments
      Long-Lived Assets. We recorded pre-tax asset impairment charges from continuing operations of $3.5 million, $2.1 million and $41.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. We evaluate our long-lived assets for impairment whenever indicators of impairment exist, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). These indicators of impairment can include, but are not limited to, the following:

•	a history of operating losses, with expected future losses;

•	changes in the regulatory environment affecting reimbursement;

•	decreases in cash flows or cash flow deficiencies;

•	changes in the way an asset is used in the business; and

•	commitment to a plan to sell or otherwise dispose of an asset.
      SFAS No. 144 Assumptions and Approach Used. A history of operating losses, with expected future losses, and cash flow deficiencies led to impairments in our Nursing Facilities segment on seven facilities in 2004 and three facilities in 2003. During 2002, changes in the regulatory environment affecting Medicare reimbursement led to a long-lived asset impairment analysis on each facility within our Nursing Facilities segment.
      These impairment analyses included:

•	estimating the undiscounted cash flows to be generated by each facility or property, primarily over the remaining life of the primary asset; and

•	reducing the carrying value of the asset to the estimated fair value when the total estimated undiscounted cash flows was less than the carrying value of the facility or property.
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
      SFAS No. 144 Sensitivity Analysis. In estimating the undiscounted cash flows for our nursing facilities, we primarily used our internally prepared budgets and forecast information, with certain probability adjustments, including, but not limited to, the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and general and professional liability costs. A change in the estimated future cash flows could change our estimated fair values resulting in additional impairments.
      Indefinite-Lived Intangible Assets. We also recorded impairments of goodwill of $77.2 million in 2002 as the cumulative effect of an accounting change in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In July 2001, SFAS No. 142 was issued, which established new rules on the accounting for goodwill and other intangible assets.
      SFAS No. 142 Assumptions and Approach Used. In accordance with this standard, we performed the initial screening for potential impairments of our indefinite-lived intangible assets by reporting unit as of January 1, 2002. We determined the estimated fair values of each reporting unit using discounted cash flow analyses, along with independent source data related to recent transactions. Based on this determination, we identified potential goodwill impairments at our former Matrix segment and at Care Focus, a former reporting unit within our AseraCare segment. The fair values of the reporting units were derived from a five-year projection of revenues and expenses plus residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis was completed in the fourth quarter of 2002, and led to the recording of goodwill impairment charges as the cumulative effect of an accounting change of $77.2 million as of January 1, 2002, including $70.6 million for Matrix and $6.6 million for Care Focus. The outpatient therapy clinic operations and the managed care network of Matrix were sold during January 2003. The Care Focus unit was sold in June 2003. We perform assessments of goodwill for all reporting units on an annual basis during the fourth quarter. Based on these analyses, there have been no additional impairments of goodwill since 2002.
      SFAS No. 142 Sensitivity Analysis. Our estimated future cash flows by reporting unit would have to decline by nearly 50% to result in additional impairments of goodwill and other intangible assets.
Off-Balance Sheet Arrangements
      On June 15, 2004, $70.0 million of off-balance sheet medium-term notes (“Medium-Term Notes”) were repaid. These notes were obligations of Beverly Funding Corporation (“BFC”), a bankruptcy remote, qualifying special purpose entity, which was not consolidated with us prior to the repayment of the notes. Upon repayment of the Medium-Term Notes, BFC no longer had third-party beneficial owners and no longer met the conditions of a qualifying special purpose entity. Therefore, during the second quarter of 2004, BFC was reconsolidated with us (see Item 8. — Note 1 — Transfer of Financial Assets).
      As of December 31, 2004, we were contingently liable for approximately $11.8 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and, as of December 31, 2004, the underlying leases have $54.8 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded approximately $627,000, included in “Other accrued liabilities” on the consolidated balance sheet at December 31, 2004, as the estimated fair value of our guarantees initiated in 2003 and 2004.
Operating Results

General
      Our business consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home health locations and rehabilitation therapy services. We are one of the largest operators of nursing facilities in the United States. As of December 31, 2004, we operated 351 nursing facilities (36,995 licensed beds) that range in capacity from 34 to 355 licensed beds. As of December 31, 2004, we also operated 18 assisted living centers containing 495 units, 52 hospice and home health locations and 10 outpatient clinics. Our operations include rehabilitation therapy services in 37 states and the District of Columbia. As of December 31, 2004, we had 27 nursing facilities (2,572 beds) and 10 outpatient clinics classified as held for sale (see Item 8. — Note 15 regarding the sale of the 10 outpatient clinics in February 2005). See Item 1. Business — Operations and Services for a more detailed description of our operations by segment.

Reclassification
      Results of operations for the years ended December 31, 2004, 2003 and 2002, reflect asset dispositions during 2004 and 2003, and assets classified as held for sale, as discontinued operations. The following discussions reflect this reclassification.

Results of Operations — Continuing Operations
      We reported a 45% increase in pre-tax income from continuing operations to $47.5 million for the year ended December 31, 2004, compared to $32.8 million for the same period in 2003. In 2002, we reported a pre-tax loss of $28.4 million from continuing operations. The year-over-year comparisons of our financial results are affected by material special pre-tax charges (adjustments) discussed below. Excluding these special pre-tax charges (adjustments), we would have more than doubled our pre-tax income from continuing operations for the year ended December 31, 2004, compared to the same period in 2003. Before we discuss and analyze our operating performance year-over-year, we have included on the following table, and in the discussion below, the items that affect comparability of our operating results:

	2004	2003	2002

Costs related to early extinguishments of debt	40,935	6,634	—
Florida insurance reserve adjustment	—	—	22,179
Charge and adjustment related to California investigations	—	(925)	6,300
Adjustments related to settlements of federal government investigations	—	—	(9,441)
Asset impairments, workforce reductions and other unusual items	448	3,825	46,287
Gain on sale of equity investment	—	(6,686)	—

      Pre-tax income from continuing operations for 2004 included the following special pre-tax charges (adjustments):

•	$40.9 million for costs related to the early extinguishments of debt. During the second quarter 2004, we issued $215.0 million of 7 7/8% senior subordinated notes. The proceeds from the senior subordinated notes, together with cash on hand, were used to purchase $190.6 million of our 9 5/8% senior notes and to pay related fees and expenses. In conjunction with these transactions, we paid a prepayment premium of $36.1 million, wrote off $3.7 million of related deferred financing costs and paid $681,000 in fees and expenses related to the early extinguishment of the 9 5/8% senior notes. We also wrote off $505,000 of deferred financing costs related to early extinguishments of certain other debt;

•	$3.5 million for asset impairments, primarily related to seven nursing facilities (see Asset Impairments in our Critical Accounting Policies above);

•	$422,000 for net workforce reduction charges, including $1.3 million resulting from operational reorganizations, net of a $536,000 reversal of workforce reduction charges which were no longer needed. The charge is partially offset by $362,000 primarily due to the cancellation of restricted stock. During 2004, we notified 53 associates that their positions would be eliminated. The $1.3 million for workforce reductions was an all cash expense, $500,000 of which was paid during the year ended December 31, 2004; partially offset by

•	$3.4 million gain due to the sale or settlement of previously impaired assets above carrying value.
      Pre-tax income from continuing operations for 2003 included the following special pre-tax charges (adjustments):

•	$6.6 million for costs related to the early extinguishment of debt. During the fourth quarter of 2003, we entered into a $210.0 million senior credit facility and issued $115.0 million of 2.75% convertible subordinated notes. The net proceeds from these transactions were used to pay off our 9% senior notes and certain mortgages, bonds and other debt obligations. In conjunction with these transactions, we wrote off $3.9 million of deferred financing costs and paid a prepayment premium of $2.7 million;

•	$2.1 million for asset impairments, primarily related to three nursing facilities (see Asset Impairments in our Critical Accounting Policies above);

•	$2.5 million for net workforce reduction charges, including $2.9 million resulting from operational reorganizations, net of a $395,000 reversal of workforce reduction charges which were no longer needed. During 2003, we notified 67 associates that their positions would be eliminated. The charge included the following:

•	$2.8 million of cash expenses, $1.8 million and $900,000 of which was paid during the years ended December 31, 2003 and 2004, respectively; and

•	non-cash expenses of approximately $84,000 related to the issuance of 108,230 shares under our Stock Grant Plan (the “Stock Grant Plan”), less approximately $400,000 due to the cancellation of restricted stock;

•	partially offset by a $6.7 million gain on the sale of a publicly traded equity security that was acquired in 1995;

•	a $1.0 million reversal of previously recorded exit costs and $447,000 primarily resulting from the settlement of a previously impaired asset above carrying value; and

•	the reversal of $925,000 of costs originally accrued for the settlement, recorded in 2002, related to the investigation of patient care issues at certain California nursing homes (the “California investigation settlement”).

      Pre-tax loss from continuing operations for 2002 included the following special pre-tax charges (adjustments):

•	$41.4 million for the write-down of property and equipment on certain assets of the Nursing Facilities segment (see Asset Impairments in our Critical Accounting Policies above);

•	$22.2 million for an insurance reserve adjustment related to Florida facilities sold in 2002;

•	$7.9 million of net workforce reduction charges, including $8.5 million resulting from an operational reorganization required to support the implementation of our three-year strategic plan, net of a $585,000 reversal of workforce reduction charges recorded in 2001, which were no longer needed. During 2002, we notified 133 associates that their positions would be eliminated. The charge included the following:

•	$8.0 million of cash expenses, $4.1 million, $2.8 million and $1.1 million of which was paid during the years ended December 31, 2002, 2003 and 2004, respectively; and

•	non-cash expenses of approximately $500,000 related to the issuance of 124,212 shares under our Stock Grant Plan;

•	$6.3 million for the California investigation settlement and related costs (see Item 8. — Note 3); partially offset by

•	$9.4 million adjustment to reserves established in conjunction with previous settlements of federal government investigations (see Item 8. — Note 4); and

•	$3.0 million gain primarily related to the sale of previously impaired assets above carrying value.
      We estimate the annual cost savings of these workforce reductions for 2004, 2003 and 2002 to be approximately $3.4 million, $5.0 million and $11.2 million, respectively. The following table summarizes activity in our estimated workforce reductions and exit costs for the years ended December 31 (in thousands):

	2004		2003		2002

	Workforce		Workforce		Workforce
	Reductions	Exit Costs	Reductions	Exit Costs	Reductions	Exit Costs

Balance beginning of year	$3,029	$7,270	$5,418	$4,991	$7,631	$15,030
Charged to continuing operations	1,320	185	2,902	(884)	8,454	—
Charged to discontinued operations	—	4,251	—	26,599	—	2,633
Cash payments	(2,647)	(7,134)	(4,896)	(22,579)	(9,074)	(10,313)
Stock transactions	—	—	—	—	(1,008)	—
Reversals	(536)	—	(395)	(857)	(585)	(2,359)

Balance end of year	$1,166	$4,572	$3,029	$7,270	$5,418	$4,991

      Workforce reductions and exit costs accruals are included in “Accrued wages and related liabilities” and “Other accrued liabilities” on our consolidated balance sheets.

Revenues
      Revenues by operating segment for the years ended December 31 (in thousands) are as follows:

				Change

				2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

Nursing Facilities	$1,794,471	$1,680,420	$1,677,892	$114,051	6.8%	$2,528	0.2%
Aegis	121,846	77,007	52,871	44,839	58.2%	24,136	45.7%
AseraCare	65,604	39,164	34,315	26,440	67.5%	4,849	14.1%
Other	6,931	5,435	1,648	1,496	27.5%	3,787	—

Total revenues	$1,988,852	$1,802,026	$1,766,726	$186,826	10.4%	$35,300	2.0%

      2004 Compared to 2003. Approximately 90% and 93% of our revenues for the years ended December 31, 2004 and 2003, respectively, were derived from services provided by our Nursing Facilities segment. The increase in total revenues of $186.8 million for the year ended December 31, 2004, as compared to the same period in 2003, is primarily due to the following, by operating segment:

Nursing Facilities:

•	an increase of $57.8 million, $33.9 million and $11.4 million in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $18.1 million due to Medicare Part B revenues, primarily due to increased therapy-related services;

•	an increase of $4.4 million due to one additional calendar day during 2004 as compared to the same period in 2003; partially offset by

•	a decrease of $11.8 million due to a decline in census;

Aegis:

•	an increase of $44.8 million from growth in Aegis’ external therapy business, including a 14.7% increase in the number of contracts and a 28% growth in average revenue per contract;

AseraCare:

•	an increase of $19.5 million due to the Hospice USA acquisition (see Item 8. — Note 7) and the opening of 14 hospice locations; and

•	an increase of $6.9 million primarily due to a 29% increase in average daily census in our core AseraCare business.
      2003 Compared to 2002. Approximately 93% and 95% of our revenues for the years ended December 31, 2003 and 2002, respectively, were derived from services provided by our Nursing Facilities segment. The increase in total revenues of $35.3 million for the year ended December 31, 2003, as compared to the same period in 2002, is primarily due to the following, by operating segment:

Nursing Facilities:

•	an increase of $41.3 million and $12.0 million in Medicaid and private payment rates, respectively;

•	an increase of $7.7 million due to adjustments related to favorable prior year cost report settlements;

•	an increase of $6.8 million due to a shift in our patient mix, primarily from private to Medicare; partially offset by

•	a decrease of $47.3 million due to 2002 dispositions;

•	a decrease of $11.4 million due to a decline in census; and

•	a decrease of $6.6 million due to various other items;

Aegis:

•	an increase of $24.1 million from growth in Aegis’ external therapy business, including a 32.5% increase in the number of contracts;

AseraCare:

•	an increase of $3.6 million primarily due to a 21% increase in average daily census in our core AseraCare business; and

•	an increase of $1.2 million due to the opening of three hospice locations.

Costs and Expenses
      The following table details costs and expenses excluding special pre-tax charges (adjustments) for the years ended December 31 (in thousands):

				Change

				2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

Wages and related	$1,147,743	$1,078,548	$1,068,629	$69,195	6.4%	$9,919	0.9%
Provision for insurance and related items	127,653	109,377	84,161	18,276	16.7%	25,216	30.0%
Other operating and administrative	522,603	462,144	458,311	60,459	13.1%	3,833	0.8%
Depreciation and amortization	62,166	58,807	62,906	3,359	5.7%	(4,099)	(6.5)%

Total costs and expenses excluding special pre-tax charges (adjustments)	$1,860,165	$1,708,876	$1,674,007	$151,289	8.9%	$34,869	2.1%

      2004 Compared to 2003. Excluding special pre-tax charges (adjustments) discussed above, our total costs and expenses increased $151.3 million, primarily due to the following:

•	an increase of $34.1 million related to Aegis wages and related expenses due to increased staffing related to the increased volume of new contracts. This increase also includes a $5.6 million, or 49%, increase in Aegis contract therapy cost;

•	an increase of $32.6 million related to our Nursing Facilities wages and related expenses, primarily due to a 3.7% increase in our weighted average wage rate and an increase in nursing hours per patient day, partially offset by an adjustment in reserves related to revised employee benefit programs;

•	an increase of $12.6 million in contracted services, primarily due to outsourcing certain dietary and laundry services in our Nursing Facilities segment;

•	an increase in our provision for insurance and related items. We adjust our reserves for current and prior year general, professional, and workers’ compensation liabilities based primarily on actuarial studies conducted twice per year. Adjustments to premiums and other costs are recorded as incurred. The provision increase included the following:

•	$12.3 million due to an increase in the estimate of outstanding general, professional and workers’ compensation liabilities, net of a decrease in insurance premiums and related program costs; and

•	$6.0 million due to a change in the discount rate used to estimate the present value of our insurance liabilities (from 10% to 8.5%) due to a decrease in our incremental borrowing rate resulting from changes in our capital structure and the overall interest rate environment;

•	an increase of $17.1 million due to the Hospice USA acquisition, the opening of 14 hospice locations and two start-up businesses;

•	an increase of $10.0 million in state-imposed provider taxes in our Nursing Facilities segment; and

•	an increase in depreciation and amortization expense, primarily due to an increase in capital expenditures in our Nursing Facilities segment.
      2003 Compared to 2002. Excluding special pre-tax charges (adjustments) discussed above, our total costs and expenses increased $34.9 million, primarily consisting of the following:

•	an increase in our provision for insurance and related items due to an increase in the estimate of outstanding general, professional and workers’ compensation liabilities and increased insurance premiums and related program costs;

•	an increase of $18.3 million related to Aegis wages and related expenses, which includes a $2.6 million, or 29%, increase in Aegis contract therapy cost;

•	an increase of $21.6 million related to Nursing Facilities wages and related expenses, primarily due to a 4.6% increase in our weighted average wage rate and an increase in nursing hours per patient day;

•	an increase of $14.5 million in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment;

•	an increase of $3.5 million due to the opening of three hospice locations and two start-up businesses; partially offset by

•	a decrease of $21.4 million in our provision for reserves on accounts and notes receivable due to improvements in the timing and amount of account collections, as well as the collection of certain accounts that had previously been fully reserved;

•	a decrease of $22.7 million primarily due to 2002 dispositions; and

•	a decrease in depreciation and amortization expense, primarily due to the impact of asset impairments recorded in the fourth quarter of 2002.

Other Income and Expenses, Net
      Other income and expenses for the years ended December 31 (in thousands) are as follows:

				Change

				2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

Other income (expenses):
Interest expense	$(45,637)	$(63,314)	$(62,652)	$17,677	(27.9)%	$(662)	1.1%
Costs related to early extinguishments of debt(1)	(40,935)	(6,634)	—	(34,301)	—	(6,634)	—
Interest income	5,485	5,363	4,688	122	2.3%	675	14.4%
Net gains on dispositions	396	422	2,142	(26)	(6.2)%	(1,720)	(80.3)%
Gain on sale of equity investment(1)	—	6,686	—	(6,686)	—	6,686	—

(1)	See Results of Operations — Continuing Operations for a discussion of special pre-tax charges for 2004 and 2003.

Interest Expense
      Interest expense decreased 28% to $45.6 million for the year ended December 31, 2004, as compared to $63.3 million for the year ended December 31, 2003. This was primarily due to the October 2003 refinancing of both our credit facility and our 9% senior notes as well as the reduction of debt using the proceeds from sales of facilities, clinics and other assets in 2003.
     Results of Operations — Discontinued Operations
      The results of operations of disposed facilities, clinics and other assets during the years ended December 31, 2004 and 2003, as well as the results of operations of held-for-sale assets as of December 31, 2004, have been reported as discontinued operations for all periods presented in the consolidated statements of operations.
      A summary of discontinued operations by operating segment for the years ended December 31 is as follows (in thousands):

	2004				2003

			Nursing				Nursing
	Matrix	Home Care	Facilities	Total	Matrix	Home Care	Facilities	Total

Revenues	$14,021	$148	$163,745	$177,914	$18,550	$20,395	$515,008	$553,953

Operating income (loss)(1)	$1,106	$110	$(10,335)	$(9,119)	$749	$(2,446)	$(2,817)	$(4,514)
Gain (loss) on sales and exit costs	(49)	369	(1,441)	(1,121)	11,120	1,557	67,113	79,790
Impairments and other unusual items(2)	—	—	(4,342)	(4,342)	—	(540)	(18,594)	(19,134)

Pre-tax income (loss)	$1,057	$479	$(16,118)	(14,582)	$11,869	$(1,429)	$45,702	56,142

Provision for state income taxes				55				3,378

Discontinued operations, net of taxes				$(14,637)				$52,764

	2002

			Nursing
	Matrix	Home Care	Facilities	Total

Revenues(3)	$86,109	$20,894	$644,811	$751,814

Operating income (loss)(1)(3)	$810	$(31,057)	$35,435	$5,188
Gain (loss) on sale and exit costs	(1,001)	(1,257)	(107)	(2,365)
Impairments and other unusual items(4)	230	(4,239)	(33,220)	(37,229)

Pre-tax income (loss)	$39	$(36,553)	$2,108	(34,406)

Provision for income taxes				—

Discontinued operations, net of taxes				$(34,406)

(1)	Includes net interest expense of $143,000, $2.8 million and $4.1 million for 2004, 2003 and 2002, respectively, and depreciation and amortization expense of $2.1 million, $10.9 million and $26.0 million for 2004, 2003 and 2002, respectively. Also includes an $8.6 million charge in 2004 primarily due to an increase in the estimate of outstanding general and professional liability reserves and related program costs.

(2)	Includes an accrual in 2003 for the purchase of incremental general and professional liability insurance on disposed nursing facilities.

(3)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. MK Medical was part of our former Home Care segment.

(4)	Includes an accrual of $1.0 million in 2002 for legal and related fees associated with the MK Medical estimated overpayment issue, and asset impairment charges related to certain nursing facilities and MK Medical.

     We recognized net gains on sales of $67.1 million in discontinued operations related to divestitures of certain nursing facilities and assisted living centers during the year ended December 31, 2003. During 2002, we recognized asset impairment charges on certain of these divested facilities, amounting to $33.2 million. These impairments were precipitated by an estimated decline in future cash flows, primarily associated with Medicare funding reductions. Of the divested nursing facilities that incurred impairment charges in 2002, we recognized net losses on sales of $5.3 million.

Income Taxes
      Our provision for income taxes of $4.9 million for the year ended December 31, 2004, primarily related to state income taxes. We decreased the valuation allowance on our deferred tax assets by $10.8 million during 2004 to $158.3 million as of December 31, 2004, primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards, partially offset by increases in general business tax credits, state tax credits and alternative minimum tax credits (see Tax Valuation Allowance in our Critical Accounting Policies above).
      At December 31, 2004, for income tax purposes, we had federal net operating loss carryforwards of $60.8 million which expire in years 2018 through 2020; general business tax credit carryforwards of $39.0 million which expire in years 2006 through 2024; and alternative minimum tax credit carryforwards of $23.0 million which do not expire. Future tax benefits associated with these carryforwards are not recorded in our 2004 and 2003 consolidated financial statements as a result of the valuation allowance recorded in 2001.

Cumulative Effect of Accounting Change — (see Asset Impairments in our Critical Accounting Policies above.)

New Accounting Standard
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We are required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 and expect to use the modified version of prospective application. Based on the estimated value of current unvested stock options, we expect wages and related expenses to increase $1.5 million in the last six months of 2005.
Liquidity and Capital Resources
      At December 31, 2004, we had $215.7 million in cash and cash equivalents and $5.0 million of investments with maturities between three and six months. We anticipate that $67.8 million of our cash balance, while not legally restricted, will be utilized primarily to fund certain general and professional liabilities and workers’ compensation claims and expenses. In addition, at December 31, 2004, we had approximately $16.0 million in funds that are restricted for the payment of insured claims and are included in “Prepaid expenses and other” on our consolidated balance sheet. At December 31, 2004, we had positive working capital of $175.3 million reflected on our consolidated balance sheet, an increase of 73% over the prior year. Also at December 31, 2004, we had $75.0 million of borrowing capacity under our $90.0 million revolving credit facility and $21.5 million availability under our $40.0 million letter of credit facility.

      Cash Flows. Our cash flows consisted of the following for the years ended December 31 (in thousands):

	2004	2003	2002

Net cash provided by operating activities	$75,660	$69,861	$116,633
Net cash provided by (used for) investing activities	(69,979)	219,188	62,335
Net cash used for financing activities	(48,831)	(145,679)	(152,866)

Net increase (decrease) in cash and cash equivalents	$(43,150)	$143,370	$26,102

      Net cash provided by operating activities, under the direct method, consists of the following for the years ended December 31 (in thousands):

	2004	2003	2002

Cash received from patients and third-party payors	$2,094,684	$2,342,011	$2,526,436
Interest received	5,521	5,524	4,748
Cash paid to suppliers and employees	(1,972,340)	(2,217,620)	(2,352,598)
Interest paid	(46,356)	(67,710)	(65,658)
Income tax (paid) refunds received	(5,849)	7,656	3,705

Net cash provided by operating activities	$75,660	$69,861	$116,633

      With the termination of daily purchases of receivables by BFC from Beverly Health and Rehabilitation Services, Inc. on March 1, 2004, accounts receivable on our consolidated balance sheet have increased and resulted in an $82.0 million detriment to cash from operating activities on our consolidated statement of cash flows for the year ended December 31, 2004.
      For the year ended December 31, 2004, proceeds from dispositions and collections on notes receivable totaling $53.6 million, as well as cash generated from operations and cash on hand, were used to acquire Hospice USA, LLC and its affiliates for $69.1 million and to fund capital expenditures of $62.7 million, including $54.7 million related to our Nursing Facilities segment.
      Debt Transactions. At December 31, 2004, we had $75.0 million of availability under our $90.0 million revolving credit facility, with $15.0 million being utilized for standby letters of credit primarily in support of certain insurance programs, security deposits, and debt or guaranteed debt obligations. During October 2004, we entered into a $40.0 million letter of credit facility, of which $18.5 million was utilized for standby letters of credit as of December 31, 2004. As of January 31, 2005, we had transferred all outstanding letter of credit commitments under our revolving credit facility to the new letter of credit facility, thereby increasing our availability under the revolving credit facility to the full $90.0 million.
      During June 2004, we commenced a cash tender offer to purchase any and all of our $200.0 million principal amount outstanding of 9 5/8% senior notes due 2009 at an offer price of $1,190 per $1,000 principal amount tendered, plus accrued and unpaid interest, and a solicitation of consents to amend the indenture under which the 9 5/8% senior notes were issued. Holders of $190.6 million of the 9 5/8% senior notes tendered their notes and delivered consents. During June 2004, we issued $215.0 million of 7 7/8% senior subordinated notes due June 15, 2014 (the “Senior Subordinated Notes”). The Senior Subordinated Notes were issued at a discount (98.318% of par) to yield 8.125%. The Senior Subordinated Notes are general unsecured obligations subordinated in right of payment to our existing and future senior unsubordinated indebtedness and are guaranteed by certain of our subsidiaries. The Senior Subordinated Notes were issued through a private placement; however during February 2005, we completed an exchange of these notes for publicly tradable notes.
      The proceeds from the Senior Subordinated Notes, together with cash on hand, were used to purchase $190.6 million of our 9 5/8% senior notes tendered, as well as to pay related fees and expenses. We recorded a pre-tax charge of $40.4 million related to this transaction, including $36.1 million for the prepayment premium, $3.7 million for the write-off of deferred financing costs, as well as $681,000 for fees and expenses related to the cash tender offer. Approximately $36.1 million of the pre-tax charge and $4.1 million of deferred financing costs related to the Senior Subordinated Notes were paid out in cash, using $20.6 million of net proceeds from the issuance of the Senior Subordinated Notes and $19.6 million of cash on hand.
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
      Our revolving credit and term loan agreements contain a number of financial covenants, such as a limit on the ratio of total debt and senior secured debt to earnings before interest, taxes, depreciation, and amortization (see Item 6). Other covenants limit our ability to incur additional debt, to pledge/sell assets and to make substantial payments in connection with our common stock. The revolving credit and term loan agreements allow for $80.0 million of annual capital expenditures, plus a provision to carry forward any unused availability from the previous year. Our outstanding indentures contain customary covenants, including limits on liens, subsidiary debt and payments in connection with our common stock. None of these covenants are presently considered restrictive to our operations. We are currently in compliance with all of our debt covenants.
      A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk, and therefore ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Our credit ratings are below investment grade. Any credit downgrade could affect our ability to enter into and maintain certain contracts on favorable terms and increase our cost of borrowing.
      Our credit ratings as of December 31, 2004, are as follows:

2.75% Convertible
	Senior Implied/	Subordinated Notes and
	Corporate	7 7/8% Senior Subordinated
Rating Agency	Rating	Notes

Standard & Poor’s(a)	BB-	B
Moody’s(a)	Ba3	B2
Fitch(a)	BB-	B+

(a)	Ratings outlook is stable.
     Acquisitions, Divestitures and Other. On July 30, 2004, we purchased substantially all of the assets of Hospice USA, LLC and its affiliates, which were privately held companies providing hospice services in Mississippi, Alabama and Tennessee, for cash of approximately $69.1 million. At the time of acquisition, Hospice USA, LLC and its affiliates operated 18 hospice locations and had an additional 16 locations under development. The acquisition was part of our ongoing strategy to expand our service businesses.
      In 2003, we completed a full evaluation of our Nursing Facilities segment portfolio, which included the identification of non-strategic facilities and facilities that account for a disproportionately high share of projected general and professional liability costs. As a result of this analysis, we have divested a significant portion of our nursing facility capacity. During the years ended December 31, 2004 and 2003, we sold, closed or terminated the leases on 103 nursing facilities, nine assisted living centers, of which 89 nursing facilities and seven assisted living centers were part of this divestiture strategy. We received net cash proceeds of $290.6 million from the sales of these nursing facilities, our former Matrix outpatient therapy clinics and managed care network, certain assets of our AseraCare segment and other assets.
      As of December 31, 2004, we had 27 nursing facilities classified as held for sale that met the criteria set forth in SFAS No. 144 to be classified as held for sale and we expect to dispose of them within the first half of 2005. The 10 outpatient clinics classified as held for sale at December 31, 2004, were sold in February 2005 (see Item 8. — Note 15).

      Our financial condition, results of operations and cash flows may be adversely impacted by the unsolicited indication of interest in acquiring us by a group including Arnold Whitman, the Chief Executive Officer of Formation Capital, LLC and Appaloosa Management, LP, a New Jersey based hedge fund, among others, and related actions taken by this group, including the nomination of candidates for election to our Board of Directors. These actions may impact our ability to attract and retain customers, management and employees and may result in the incurrence of significant advisory fees, litigation costs and other expenses.
      Summary. We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $12.2 million, to make capital additions and improvements of approximately $100.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including previously leased facilities and to meet working capital requirements for the twelve months ending December 31, 2005.
      Our ability to make payments on, and to refinance, our indebtedness, as well as to fund planned capital expenditures, including strategic acquisitions, and research and development efforts, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations, current cash and cash equivalents and available borrowings will be adequate to meet our future liquidity needs for at least the next five years.
      We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity. (See Item 1. — Business — Risks Relating to our Company — To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control.)
Obligations and Commitments
      As of December 31, 2004, we have off-balance sheet debt guarantees of $11.8 million that primarily arose from our sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased nursing facilities, and the underlying leases have $54.8 million of minimum rental commitments remaining through the initial lease terms, with the latest termination date being February 2019. We have recorded approximately $627,000, included in “Other accrued liabilities” on the consolidated balance sheet at December 31, 2004, as the estimated fair value of guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

      We are party to many contractual obligations involving commitments to make payments to third parties. A summary of our long-term contractual obligations and commitments in future years as of December 31, 2004, including principal and interest, is shown below (in thousands):

	Payments Due by Period

	Total	2005	2006-2007	2008-2009	After 2009

Contractual obligations:
Long-term debt(a)	$874,595	$48,287	$129,517	$175,824	$520,967
Capital lease obligations	7,799	530	906	820	5,543
Operating leases	95,488	37,362	30,315	14,913	12,898
Federal government settlement obligations	55,769	18,125	36,250	1,394	—
Unconditional purchase obligations(b)	8,277	4,273	4,004	—	—

Total contractual cash obligations	$1,041,928	$108,577	$200,992	$192,951	$539,408

		Amount of Commitment Expiration Per Period
	Total Amounts
	Committed	2005	2006-2007	2008-2009	After 2009

Other commercial commitments:
Letters of credit	$33,455	$33,455	$—	$—	$—
Guarantees	11,822	—	950	2,002	8,870

Total commercial commitments	$45,277	$33,455	$950	$2,002	$8,870

(a)	For variable-rate debt, we estimated future interest payments based on published forward yield curve analyses. The long-term debt amounts exclude $3.5 million of unamortized discounts related to our 7 7/8% senior subordinated notes.

(b)	We have unconditional purchase obligations totaling $8.3 million primarily due to our outsourcing of certain information technology functions, as well as contracts relative to our frame relay network and certain office equipment. These contracts involve future minimum commitments that are noncancelable or impose a penalty if these agreements are cancelled prior to expiration.
     Excluded from the contractual obligations and commitments table are payments we may make for general and professional liabilities and workers’ compensation risks. Our recorded reserves for these liabilities primarily includes estimated reserves for losses retained by us and not covered by insurance (see Item 8 — Note 2).
      The expected timing and amount of payments for obligations and commitments discussed above are estimated based on currently available information. The actual timing and amount of payments may be different.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      We are exposed to market risk because we utilize financial instruments. The market risks inherent in these instruments are attributable to the potential loss from adverse changes in the general level of United States interest rates. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt. The following table provides information regarding our market sensitive financial instruments and constitutes a forward-looking statement. The actual results of our mix of financial instruments could differ materially from the outlook set forth below.

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004	2003

	(Dollars in thousands)
Total long-term debt:(1)
Fixed rate	$10,740	$8,755	$14,652	$8,057	$16,180	$368,757	$427,141	$503,776	$503,923
Average interest rate	6.73%	6.74%	6.73%	6.69%	6.68%	6.58%
Variable rate	$1,500	$1,510	$33,583	$97,381	$193	$369	$134,536	$134,536	$136,800
Average interest rate	5.98%	6.28%	6.62%	6.90%	8.36%	8.86%
Total notes receivable:
Fixed rate	$2,269	$427	$329	$208	$216	$1,709	$5,158	$5,158	$27,459
Average interest rate	9.46%	9.42%	9.67%	9.73%	9.25%	9.75%
Variable rate	$38	$40	$43	$45	$48	$163	$377	$377	$414
Average interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

(1)	See Item 8-Note 9 for a discussion of our 2004 and 2003 refinancings. For variable-rate debt, we estimate future interest rates based on published forward yield curve analyses. The long-term debt amounts exclude $3.5 million of unamortized discounts related to our 7 7/8% senior subordinated notes.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Beverly Enterprises, Inc.
      We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Beverly Enterprises, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005, expressed an unqualified opinion thereon.

Fort Smith, Arkansas
March 8, 2005

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Beverly Enterprises, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Beverly Enterprises, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Beverly Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Beverly Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Beverly Enterprises, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Fort Smith, Arkansas
March 8, 2005

BEVERLY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$215,665	$258,815
Accounts receivable — less allowance for doubtful accounts: 2004 — $26,320; 2003 — $31,615	235,477	164,635
Notes receivable, less allowance for doubtful notes: 2004 — $1,686 ; 2003 — $3,336	2,786	13,724
Operating supplies	9,181	10,425
Assets held for sale	14,898	3,498
Investment in Beverly Funding Corporation	—	31,342
Prepaid expenses and other	37,266	33,377

Total current assets	515,273	515,816
Property and equipment, net	653,656	694,220
Other assets:
Goodwill, net	124,066	57,102
Other, less allowance for doubtful accounts and notes: 2004 — $1,538; 2003 — $2,120	68,390	79,283

Total other assets	192,456	136,385

	$1,361,385	$1,346,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,778	$67,572
Accrued wages and related liabilities	104,037	116,717
Accrued interest	3,602	6,896
General and professional liabilities	54,216	93,736
Federal government settlement obligations	14,359	13,125
Liabilities held for sale	676	672
Other accrued liabilities	83,097	102,289
Current portion of long-term debt	12,240	13,354

Total current liabilities	340,005	414,361
Long-term debt	545,943	552,873
Other liabilities and deferred items	203,024	141,001
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2004 — 116,621,715; 2003 — 115,594,806	11,662	11,559
Additional paid-in capital	902,053	895,950
Accumulated deficit	(532,804)	(560,825)
Treasury stock, at cost: 8,283,316	(108,498)	(108,498)

Total stockholders’ equity	272,413	238,186

	$1,361,385	$1,346,421

See accompanying notes.

BEVERLY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenues	$1,988,852	$1,802,026	$1,766,726
Costs and expenses:
Wages and related	1,147,743	1,078,548	1,068,629
Provision for insurance and related items	127,653	109,377	84,161
Other operating and administrative	522,603	462,144	458,311
Depreciation and amortization	62,166	58,807	62,906
Florida insurance reserve adjustment	—	—	22,179
Special charge and adjustment related to California investigation settlement	—	(925)	6,300
Adjustment related to settlements of federal government investigations	—	—	(9,441)
Asset impairments, workforce reductions and other unusual items	448	3,825	46,287

Total costs and expenses	1,860,613	1,711,776	1,739,332

Income before other income (expenses)	128,239	90,250	27,394
Other income (expenses):
Interest expense	(45,637)	(63,314)	(62,652)
Costs related to early extinguishments of debt	(40,935)	(6,634)	—
Interest income	5,485	5,363	4,688
Net gains on dispositions	396	422	2,142
Gain on sale of equity investment	—	6,686	—

Total other expenses, net	(80,691)	(57,477)	(55,822)

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	47,548	32,773	(28,428)
Provision for income taxes	4,890	5,069	6,085

Income (loss) before discontinued operations and cumulative effect of change in accounting for goodwill	42,658	27,704	(34,513)
Discontinued operations, net of taxes: 2004 — $55; 2003 — $3,378; 2002 — $0	(14,637)	52,764	(34,406)
Cumulative effect of change in accounting for goodwill, net of income taxes of $0	—	—	(77,171)

Net income (loss)	$28,021	$80,468	$(146,090)

Net income (loss) per share of common stock:
Basic:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.40	$0.26	$(0.33)
Discontinued operations, net of taxes	(0.14)	0.49	(0.32)
Cumulative effect of change in accounting for goodwill, net of taxes	—	—	(0.74)

Net income (loss) per share of common stock	$0.26	$0.75	$(1.39)

Shares used to compute basic net income (loss) per share	107,749	106,582	104,726

Diluted:
Before discontinued operations and cumulative effect of change in accounting for goodwill	$0.37	$0.26	$(0.33)
Discontinued operations, net of taxes	(0.12)	0.48	(0.32)
Cumulative effect of change in accounting for goodwill, net of taxes	—	—	(0.74)

Net income (loss) per share of common stock	$0.25	$0.74	$(1.39)

Shares used to compute diluted net income (loss) per share	124,334	109,922	104,726

See accompanying notes.

BEVERLY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Accumulated	Income	Treasury
	Stock	Capital	Deficit	(Loss)	Stock	Total

	(Dollars in thousands)
Balances at January 1, 2002	$11,281	$887,668	$(495,203)	$2,029	$(109,278)	$296,497
Employee stock transactions related to 436,038 shares of common stock, net	44	3,680	—	—	—	3,724
Reissuance of 124,212 shares of common stock from treasury	—	434	—	—	419	853
Comprehensive income (loss):
Unrealized losses on securities, net of income taxes of $0	—	—	—	(1,464)	—	(1,464)
Foreign currency translation adjustments, net of income taxes of $0	—	—	—	(48)	—	(48)
Net loss	—	—	(146,090)	—	—	(146,090)

Total comprehensive loss						(147,602)

Balances at December 31, 2002	11,325	891,782	(641,293)	517	(108,859)	153,472
Employee stock transactions related to 2,345,465 shares of common stock, net	234	4,274	—	—	—	4,508
Reissuance of 108,230 shares of common stock from treasury	—	(106)	—	—	361	255
Comprehensive income (loss):
Unrealized losses on securities, net of income taxes of $0	—	—	—	(512)	—	(512)
Foreign currency translation adjustments, net of income taxes of $0	—	—	—	(5)	—	(5)
Net income	—	—	80,468	—	—	80,468

Total comprehensive income						79,951

Balances at December 31, 2003	11,559	895,950	(560,825)	—	(108,498)	238,186
Employee stock transactions related to 1,026,909 shares of common stock, net	103	6,103	—	—	—	6,206
Net income and total comprehensive income	—	—	28,021	—	—	28,021

Balances at December 31, 2004	$11,662	$902,053	$(532,804)	$—	$(108,498)	$272,413

See accompanying notes.

BEVERLY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$28,021	$80,468	$(146,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, including discontinued operations:
Depreciation and amortization	64,301	69,663	88,943
Provision for reserves on patient, notes and other receivables, net	8,815	21,605	55,570
Amortization of deferred financing costs	2,754	4,474	3,096
Florida insurance reserve adjustment	—	—	22,179
Special charge and adjustment related to California investigation settlement	—	(925)	6,300
Adjustment related to settlements of federal government investigations	—	—	(9,441)
Asset impairments, workforce reductions and other unusual items	4,790	7,459	85,773
Costs related to early extinguishments of debt	40,935	6,634	—
Cumulative effect of change in accounting for goodwill	—	—	77,171
Losses (gains) on dispositions of facilities and other assets, net	725	(81,508)	(1,855)
Insurance related accounts	6,523	(32,727)	8,411
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(72,082)	(13,968)	7,896
Operating supplies	352	1,467	3,081
Prepaid expenses and other receivables	5,155	(2,502)	988
Accounts payable and other accrued expenses	(8,584)	117	(85,335)
Income taxes payable	(904)	16,103	9,790
Other, net	(5,141)	(6,499)	(9,844)

Total adjustments	47,639	(10,607)	262,723

Net cash provided by operating activities	75,660	69,861	116,633
Cash flows from investing activities:
Capital expenditures	(62,718)	(43,984)	(100,103)
Proceeds from dispositions of facilities and other assets, net	15,557	275,039	169,471
Payments for acquisitions, net of cash acquired	(71,352)	(459)	—
Collections on notes receivable	38,089	8,689	1,616
Payments for designated funds, net	(1,009)	(5,183)	(260)
Proceeds from Beverly Funding Corporation investment	28,956	—	—
Other, net	(17,502)	(14,914)	(8,389)

Net cash provided by (used for) investing activities	(69,979)	219,188	62,335
Cash flows from financing activities:
Proceeds from issuance of long-term debt	211,384	250,000	5,000
Repayments of long-term debt	(219,428)	(313,352)	(116,496)
Repayments of off-balance sheet financing	—	(69,456)	(42,901)
Proceeds from exercise of stock options	3,592	1,108	1,699
Deferred financing and other costs (including those related to early extinguishments of debt)	(44,379)	(13,979)	(168)

Net cash used for financing activities	(48,831)	(145,679)	(152,866)

Net increase (decrease) in cash and cash equivalents	(43,150)	143,370	26,102
Cash and cash equivalents at beginning of year	258,815	115,445	89,343

Cash and cash equivalents at end of year	$215,665	$258,815	$115,445

Supplemental schedule of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$46,356	$67,710	$65,658
Income tax payments (refunds), net	5,849	(7,656)	(3,705)
See accompanying notes.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004, 2003, and 2002

1.	Summary of Significant Accounting Policies

Basis of Presentation
      References herein to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries.
      On December 31, 2004, we operated 351 nursing facilities (of which 27 were held for sale), 18 assisted living centers, 52 hospice and home health locations and 10 outpatient clinics (all of which were held for sale — see Note 15) in 25 states and the District of Columbia. Our operations also included rehabilitation therapy services in 37 states and the District of Columbia. Our consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Restatement
      The accompanying consolidated financial statements have been restated to report facilities, clinics and other assets which have been sold, closed or classified as held for sale during the year ended December 31, 2004, as discontinued operations. See Earnings Per Share below for a change in the calculated 2003 diluted earnings per share to include our convertible subordinated notes, on an if-converted basis, since their issuance in October 2003, in accordance with Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”).

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

Receivables and Concentration of Credit Risk
      We have significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicare and Medicaid. Approximately 70% and 56% of our net patient accounts receivable at December 31, 2004 and 2003, respectively, are due from such programs. These receivables represent our primary concentration of credit risk. We do not believe there are significant credit risks associated with these governmental programs. We believe that an adequate provision, based on historical experience, has been made for the possibility of a portion of these and other receivables becoming uncollectible and we continually monitor and adjust these allowances as necessary. In establishing our estimate of uncollectible accounts, we consider our historical collection experience, the aging of the account, and the payor classification. Private pay accounts usually represent our highest collectibility risk. We write off uncollectible accounts receivable after all collection efforts have been exhausted and we determine they will not be collected.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

1.	Summary of Significant Accounting Policies — (Continued)
      Our allowance for doubtful accounts represented approximately 10% and 16% of accounts receivable at December 31, 2004 and 2003, respectively. We believe adequate provision has been made for receivables that may prove to be uncollectible. During 2004, our Nursing Facilities segment’s weighted average collection experience improved 21 basis points when compared to 2003. As a result of the improved collection rates, we reduced our recorded allowance for doubtful accounts by approximately $4.0 million. Changes in collection rates or payment patterns could affect the assumptions used to estimate the current level of allowance for doubtful accounts.
      Certain interest-bearing notes receivable are placed on a nonaccrual basis when uncertainty arises as to the collectibility of principal or interest. Notes receivable of $4.6 million and $6.7 million at December 31, 2004 and 2003, respectively, were on a nonaccrual basis. After considering the estimated collateral values, specific collectibility allowances of $2.5 million and $3.7 million, respectively, have been recorded on these nonaccrual notes.

Property and Equipment, net
      Property and equipment is stated at the lower of carrying value or fair value, or where appropriate, the present value of the related capital lease obligations less accumulated amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

Intangible Assets
      Following is a summary of our goodwill and other indefinite-lived intangible assets and related accumulated amortization, included in “Other assets,” at December 31 (in thousands):

			Accumulated
	Cost Basis		Amortization		Carrying Value

	2004	2003	2004	2003	2004	2003

Goodwill	$145,430	$78,609	$21,364	$21,507	$124,066	$57,102
Other indefinite-lived intangible assets	10,020	9,546	4,569	4,547	5,451	4,999

	$155,450	$88,155	$25,933	$26,054	$129,517	$62,101

      In July 2004, we purchased substantially all of the assets of Hospice USA, LLC and its affiliates (“Hospice USA”) which led to the recording of $67.6 million of goodwill, of which all is expected to be deductible for income tax purposes, $725,000 of other indefinite-lived intangible assets and $1.3 million of operating rights and licenses.
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

1.	Summary of Significant Accounting Policies — (Continued)
to recent transactions. Based on this determination, we identified potential goodwill impairments at our former Matrix and Home Care Services — Care Focus reporting units.
      The fair values of the reporting units were derived from a five-year projection of revenues and expenses plus residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis was completed in the fourth quarter of 2002, and led to the recording of goodwill impairment charges as the cumulative effect of an accounting change of $77.2 million as of January 1, 2002, including $70.6 million for Matrix and $6.6 million for Care Focus.
      Following is a summary of our finite-lived intangible assets and related accumulated amortization, by major classification, which are included in “Other assets,” at December 31 (in thousands):

			Accumulated
	Cost Basis		Amortization		Carrying Value

	2004	2003	2004	2003	2004	2003

Operating rights and licenses	$3,091	$1,801	$451	$203	$2,640	$1,598
Leasehold interests	349	439	349	389	—	50

	$3,440	$2,240	$800	$592	$2,640	$1,648

      The acquisition of Hospice USA caused our weighted-average amortization period for operating rights and licenses to decrease to approximately 6 years due to the estimated useful lives of the acquired intangibles. Amortization expense related to these intangibles for the years ended December 31, 2004, 2003 and 2002 was approximately $300,000, $100,000 and $300,000, respectively. Our estimated aggregate annual amortization expense for these intangibles for each of the next five years is approximately $300,000.
      On an ongoing basis, we review the carrying value of our finite-lived intangibles in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted and make any necessary adjustments. As of December 31, 2004, we do not believe there are any indications that the carrying values, or the useful lives, of these assets need to be adjusted. We have no residual values assigned to our finite-lived intangible assets.

Insurance
      We record our provisions for insurance based on estimates of projected claims cost, premiums, and program related expenses. We discount our insurance reserves using our incremental borrowing rate. See Note 2 for a discussion of our insurance liabilities and related items.
      We are primarily self-insured for employee medical and dental insurance programs. During the second quarter of 2004, we recorded a change in estimate relative to reserves established for these insurance programs of $6.1 million. This change in estimate was primarily due to a reduction in claims experience resulting from a change in our medical insurance programs in 2003.

Income Taxes
      We follow the liability method in accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under the liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Due to uncertainties surrounding the generation of sufficient future

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

1.	Summary of Significant Accounting Policies — (Continued)
income in the near term necessary to realize certain deferred tax benefits, primarily relating to net operating loss carryforwards, we have established a full valuation allowance on our net deferred tax assets (see Note 12).

Transfers of Financial Assets
      Through February 29, 2004 and during 2003 and 2002, the Company, through its wholly owned subsidiary Beverly Health and Rehabilitation Services, Inc. (“BHRS”), sold on a revolving basis certain Medicaid and Veterans Administration patient accounts receivable to a non-consolidated bankruptcy remote, qualifying special purpose entity (“QSPE”), Beverly Funding Corporation (“BFC”), at a discount of 1%. These daily transactions constituted true sales of receivables for which BFC bore the risk of collection. The Company accounted for the transfers of receivables as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”).
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

	2004	2003	2002

New receivables sold	$119,360	$824,475	$867,772
Cash collections remitted	197,123	830,457	857,731
Fees received for servicing	658	2,142	2,119
Loss on sale of receivables	(1,194)	(8,245)	(8,678)
      BHRS provided invoicing and collection services related to the receivables owned by BFC for a market-based servicing fee. BHRS recognized a loss for the 1% discount at the time of sale which is included in “Other operating and administrative costs and expenses” and in “Net cash provided by operating activities” in our consolidated financial statements.
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

1.	Summary of Significant Accounting Policies — (Continued)

Revenues
      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our revenues in 2004 was derived from federal (Medicare) and state (Medicaid) medical assistance programs. We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.
      Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. See Note 4 for a discussion of a settlement with the federal government related to Medicare cost reimbursement issues and Note 10 for the estimated potential overpayment from government programs resulting from an internal investigation of our former MK Medical business unit. Excluding these items, changes in estimates related to third-party receivables resulted in an increase in revenues of approximately $8.0 million, $8.7 million and $948,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Awards
      On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to provide methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”) to require expanded disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements and allows companies to continue to use the intrinsic value method.
      We continue to use the intrinsic value method to account for our stock options. Accordingly, we do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant. However, we recognize compensation expense for our restricted stock grants at the fair market value of our common stock on the date of grant over the respective vesting periods on a straight-line basis. See Note 11 for other disclosures required by SFAS No. 148 and for the pro forma effects on our reported net income (loss) and diluted net income (loss) per share if we recognized compensation expense on all stock-based awards using estimated fair values over the vesting periods and other disclosures required by SFAS No. 148.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R prospectively eliminates the intrinsic value method as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation expense to reporting periods. In addition, SFAS No. 123R amends Statement of Financial Accounting Standard No. 95, Statement of Cash

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

1.	Summary of Significant Accounting Policies — (Continued)
Flows, (“SFAS No. 95”) to require the reporting of excess tax benefits as a financing cash inflow rather than as a reduction of taxes paid. We are required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 and expect to use the modified version of prospective application. Based on the number of current unvested stock options, we expect wages and related expenses to increase $1.5 million in the last six months of 2005.

Impairment of Long-Lived Assets
      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite-lived intangibles). We adopted the provisions of SFAS No. 144 in the fourth quarter of 2002. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when other than temporary indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount. In accordance with SFAS No. 144, we assess the need for an impairment write-down when indicators of impairment are present (see Note 5).

Discontinued Operations
      SFAS No. 144 also addresses the accounting for and disclosure of long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets the criteria set forth in the Statement:

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
      SFAS No. 144 also addresses the accounting for and disclosure surrounding the disposal of long-lived assets. Our consolidated statements of operations have been restated for all periods presented to report as discontinued operations 125 nursing facilities, eight assisted living centers, our Matrix outpatient therapy clinics, our MK Medical business unit and our Care Focus business unit. At December 31, 2004, 27 nursing facilities and 10 outpatient clinics had met the criteria set forth in SFAS No. 144 to be classified as held for sale and, therefore, are reported in discontinued operations (see Note 6).

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

1.	Summary of Significant Accounting Policies — (Continued)

Earnings Per Share
      The following table sets forth the calculation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands, except per share data):

	2004	2003	2002

Numerator:
Numerator for basic net income (loss) per share from continuing operations	$42,658	$27,704	$(34,513)
Effect of dilutive securities:
Interest on 2.75% convertible subordinated notes, net of income taxes of $0	3,301	633	—

Numerator for diluted net income (loss) per share from continuing operations	$45,959	$28,337	$(34,513)

Denominator:
Denominator for basic net income (loss) per share from continuing operations — weighted average shares	107,749	106,582	104,726
Effect of dilutive securities:
Employee stock options	1,153	338	—
2.75% convertible subordinated notes	15,432	3,002	—

Denominator for diluted net income (loss) per share from continuing operations — adjusted weighted average shares and assumed conversions	124,334	109,922	104,726

Basic net income (loss) per share from continuing operations	$0.40	$0.26	$(0.33)

Diluted net income (loss) per share from continuing operations	$0.37	$0.26	$(0.33)

      Diluted net income (loss) per share from continuing operations does not include the impact of 289,000, 4.0 million and 8.9 million of employee stock options outstanding for the years ended December 31, 2004, 2003 and 2002, respectively, because their effect would have been antidilutive. In accordance with EITF 04-8, we have included the dilutive effect of our 2.75% convertible subordinated notes since their issuance in October 2003, on an if-converted basis, in our calculation of diluted net income (loss) per share from continuing operations.

Comprehensive Income (Loss)
      During the fourth quarter of 2003, we sold all of our holdings in a publicly traded equity security, acquired in 1995, for gross proceeds of $8.5 million. This investment had been accounted for as available for sale, with all changes in fair value being recorded as comprehensive income. In conjunction with the sale of the investment, we reversed accumulated comprehensive income, net of income taxes, of $512,000 and recognized a pre-tax gain of $6.7 million. Comprehensive income equaled net income for the year ended December 31, 2004.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

2.	Insurance
      General and professional liability costs for the long-term care industry have become expensive and difficult to estimate. In addition, insurance coverage for general and professional liabilities and certain other risks, for nursing facilities specifically and companies in general, has become increasingly difficult to obtain. When obtained, insurance carriers are often requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage. Our insurance covering general and professional liabilities and workers’ compensation was renewed in the second quarter of 2004 with retention levels remaining consistent and premiums being generally the same as the prior year. We cannot assure you that we will be able to renew our insurance coverages in future years on terms as favorable as those we currently have.
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
      We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care and related services provided to date. These provisions are based primarily upon the results of independent actuarial valuations, prepared by experienced actuaries. These independent valuations are formally prepared twice a year using the most recent trends of claims, settlements and other relevant data. In addition to the estimate of retained losses, our provision for insurance includes accruals for insurance premiums and related costs for the coverage period and our estimate of any experience adjustments to premiums.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

2.	Insurance — (Continued)
      The following table summarizes our provisions for insurance and related items, including the Florida insurance reserve adjustment in 2002, for the years ended December 31 (in thousands):

	2004	2003	2002

General and professional liability:
Continuing operations(1)	$80,514	$55,910	$41,002
Florida insurance reserve adjustment(2)	—	—	22,179
Discontinued operations(3)	23,696	50,749	29,375

	$104,210	$106,659	$92,556

Workers’ compensation:
Continuing operations	$36,052	$39,988	$35,545
Discontinued operations	3,727	11,873	12,349

	$39,779	$51,861	$47,894

Other insurance:
Continuing operations	$11,087	$13,479	$7,614
Discontinued operations	347	876	1,107

	$11,434	$14,355	$8,721

Total provision for insurance and related items:
Continuing operations(1)	$127,653	$109,377	$84,161
Florida insurance reserve adjustment(2)	—	—	22,179
Discontinued operations(3)	27,770	63,498	42,831

	$155,423	$172,875	$149,171

(1)	Includes a $5.7 million adjustment in 2004 to change the discount rate from 10% to 8.5% and $18.9 million in 2004 primarily due to increases in the estimate of prior years’ outstanding general and professional liability reserves and related program costs.

(2)	Based on the results of the 2002 mid-year actuarial study, we recorded a pre-tax charge of $22.2 million attributable to our previously operated Florida facilities. We completed the sale of our Florida facilities in January 2002; however, we are liable for general and professional liability claims and other costs for those facilities through the date of sale, subject to insurance.

(3)	Includes an accrual in 2003 for the purchase of incremental general and professional liability insurance on divested nursing facilities.
     We insure certain of our auto liability, general liability, professional liability and workers’ compensation risks through various types of loss sensitive insurance policies with affiliated and unaffiliated insurance companies. For our general and professional liabilities, we are typically responsible for the first dollar of each claim, up to a self-insurance limit determined by the individual policies, subject to aggregate limits for certain policy years, and accrue liabilities for claims when they are probable and can be reasonably estimated. In several prior policy years, losses exceed our self-insurance aggregate limits. For claims relating to these years, our insurers have assumed their obligations for defense and payment of covered claims, and we expect them to continue to meet these obligations.
      The liabilities for incurred losses retained by Beverly and not covered by insurance are estimated by independent actuaries and are discounted on our financial statements to their present value using actuarially

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

2.	Insurance — (Continued)
determined loss payment timing patterns. The discount rate is based upon our best estimate of the incremental borrowing rate that would be required to fund these liabilities with incremental uncollateralized debt. Due to changes in our capital structure and the overall interest rate environment, our incremental borrowing rate decreased from 10% to 8.5% in 2004, resulting in a pre-tax charge of $6.0 million during the fourth quarter. A reduction in the discount rate by one-half of a percentage point would have resulted in an additional pre-tax charge of approximately $1.9 million for the year ended December 31, 2004.
      Discounted insurance liabilities are included in the consolidated balance sheet captions as follows at December 31 (in thousands):

	2004	2003

Accrued wages and related liabilities	$488	$2,528
General and professional liabilities	54,216	93,736
Other accrued liabilities	—	10,678
Other liabilities and deferred items	117,962	52,954

	$172,666	$159,896

      On an undiscounted basis, total retained liabilities as of December 31, 2004 and 2003 were approximately $209.8 million and $203.7 million, respectively. As of December 31, 2004, we had approximately $16.0 million in funds (the “Beverly Indemnity funds”) that are restricted for the payment of insured claims, which are included in “Prepaid expenses and other” on our consolidated balance sheet. In addition, we anticipate that $67.8 million of our cash balance at December 31, 2004, while not legally restricted, will be utilized primarily to fund certain general and professional liabilities and workers’ compensation claims and expenses.

3.	California Investigation Settlement, Related Costs and Adjustments
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
      A permanent injunction was entered requiring nursing facilities in California, operated by subsidiaries of the Company, to comply with all applicable laws and regulations and conduct certain training and education programs. The Company recorded a pre-tax charge against earnings of $6.3 million during the second quarter of 2002 to reflect the terms of the settlement and related costs. During the second quarter of 2003, approximately $925,000 of the reserves related to this settlement were reversed when it was determined they were no longer required.

4.	Special Charge and Adjustments Related to Settlements with the Federal Government
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

4.	Special Charge and Adjustments Related to Settlements with the Federal Government — (Continued)
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
      The present value of our remaining obligation under the Civil Settlement Agreement (see Note 10) is included in the consolidated balance sheet captions as follows at December 31 (in thousands):

	2004	2003

Federal government settlement obligations	$14,359	$13,125
Other liabilities and deferred items	34,402	48,763

	$48,761	$61,888

5.	Asset Impairments, Workforce Reductions and Other Unusual Items
      We recorded pre-tax charges for asset impairments, workforce reductions and other unusual items as follows for the years ended December 31 (in thousands):

	2004	2003	2002

Asset impairments	$3,507	$2,076	$41,385
Workforce reductions	422	2,507	7,869
Other unusual items, including exit costs	(3,481)	(758)	(2,967)

	$448	$3,825	$46,287

Asset Impairments
      During 2004 and 2003, we recorded asset impairments in the Nursing Facilities segment of $3.5 million on seven facilities and $2.1 million on three facilities, respectively, primarily related to the write-down of property and equipment. These facilities had a history of operating losses with expected future losses and cash flow deficiencies.
      During 2002, we recorded asset impairments of $41.4 million relating to the write-down of property and equipment on certain assets of the Nursing Facilities segment. The October 1, 2002 elimination of certain funding under the Medicare program affected the cash flows, and therefore the fair values, of each of our nursing facilities. This event led to an impairment assessment on each of our nursing facilities.
      We assess and record asset impairments by:

•	estimating the undiscounted cash flows to be generated by each of the facilities over the remaining life of the primary asset; and

•	reducing the carrying value of the asset to the estimated fair value when the total estimated undiscounted future cash flows is less than the current book value of the long-lived tangible assets.
      In estimating undiscounted cash flows, we primarily use our internally prepared budgets and forecast information, with certain probability adjustments, including, but not limited to, the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and general and professional liability costs. In

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

5.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)
order to estimate the fair values of the nursing facilities, we use a discounted cash flow approach, supplemented by public resource information on valuations of nursing facility sales transactions by region of the country. Where the estimated undiscounted cash flows are negative, we estimate the fair values based on discounted public resource information, sales values or estimated salvage values. A substantial change in the estimated future cash flows for our facilities could materially change the estimated fair values of these assets, possibly resulting in additional impairments.

Workforce Reductions
      During 2004, we recorded $422,000 for net workforce reduction charges, including $1.3 million resulting from operational reorganizations, net of a $536,000 reversal of workforce reduction charges which were no longer needed and $362,000 due to the cancellation of restricted stock. During 2004, we notified 53 associates that their positions would be eliminated. The $1.3 million charge for workforce reductions was all cash expenses, $500,000 of which was paid during the year ended December 31, 2004.
      During 2003, we recorded $2.5 million for net workforce reduction charges, including $2.9 million resulting from operational reorganizations, net of a $395,000 reversal of workforce reduction charges which were no longer needed. During 2003, we notified 67 associates that their positions would be eliminated. The charge included the following:

•	$2.8 million of cash expenses, $1.8 million and $900,000 of which was paid during the years ended December 31, 2003 and 2004, respectively; and

•	non-cash expenses of approximately $84,000 related to the issuance of 108,230 shares under our Stock Grant Plan (the “Stock Grant Plan”), less approximately $400,000 due to the cancellation of restricted stock.
      During 2002, we recorded $7.9 million for net workforce reduction charges, which included a charge of approximately $8.5 million for 133 associates who were notified in 2002 that their positions would be eliminated, net of a $585,000 reversal of workforce reduction charges recorded in 2001 which were no longer needed. The $8.5 million of pre-tax charges included the following:

•	$8.0 million of cash expenses, $4.1 million, $2.8 million and $1.1 million of which was paid during the years ended December 31, 2002, 2003 and 2004, respectively; and

•	non-cash expenses of $500,000 related to the issuance of 124,212 shares under our Stock Grant Plan.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

5.	Asset Impairments, Workforce Reductions and Other Unusual Items — (Continued)
      The following table summarizes activity in our accruals for estimated workforce reductions and exit costs for the years ended December 31 (in thousands):

	2004		2003		2002

	Workforce		Workforce		Workforce
	Reductions	Exit Costs	Reductions	Exit Costs	Reductions	Exit Costs

Balance beginning of year	$3,029	$7,270	$5,418	$4,991	$7,631	$15,030
Charged to continuing operations	1,320	185	2,902	(884)	8,454	—
Charged to discontinued operations	—	4,251	—	26,599	—	2,633
Cash payments	(2,647)	(7,134)	(4,896)	(22,579)	(9,074)	(10,313)
Stock transactions	—	—	—	—	(1,008)	—
Reversals	(536)	—	(395)	(857)	(585)	(2,359)

Balance end of year	$1,166	$4,572	$3,029	$7,270	$5,418	$4,991

6.	Discontinued Operations
      During the fourth quarter of 2002, a formal plan was approved by our Board of Directors to pursue the sale of our Matrix segment and MK Medical business unit. The decision to sell these non-strategic assets was made primarily to allow us to further reduce our debt level and to reinvest in the services businesses, nursing facilities, technology and other business opportunities consistent with our strategic objectives.
      During 2002, in accordance with SFAS No. 144, the assets and liabilities of our former Matrix segment, the assets of our MK Medical business unit, and certain non-strategic assets of our Nursing Facilities segment were reclassified to the corresponding “held-for-sale” asset and liability line items. The outpatient therapy clinics and managed care network of Matrix, the MK Medical business unit, and certain non-strategic assets of our Nursing Facilities segment were sold during 2003. The remaining Matrix assets (10 outpatient clinics) were sold in February 2005 (see Note 15).
      During 2004, 27 facilities were classified as held for sale in accordance with SFAS No. 144. We continue to actively market these assets and expect to dispose of them within the next six months.
      A summary of the asset and liability line items from which the reclassifications have been made at December 31 is as follows (in thousands):

	2004			2003

	Nursing
	Facilities	Matrix	Total	Matrix

Current assets	$479	$1,970	$2,449	$2,042
Property and equipment, net	10,655	1,212	11,867	1,100
Goodwill	—	332	332	332
Other assets	222	28	250	24

Total assets held for sale	$11,356	$3,542	$14,898	$3,498

Current liabilities held for sale	$—	$676	$676	$672

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

6.	Discontinued Operations — (Continued)
      The following facilities and business disposed of during the year ended December 31, 2004, as well as the operations of 27 nursing facilities (2,572 beds) classified as held for sale, are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations:

•	18 nursing facilities (2,065 beds) and one assisted living center (32 units) for net cash proceeds totaling $1.7 million, and a $11.5 million note receivable. The net cash proceeds are net of a $7.5 million lease buy-out of an Indiana facility; and

•	a home medical equipment business of our former Home Care segment for cash proceeds totaling $370,000.
      The following facilities, clinics and other assets disposed of during the year ended December 31, 2003, are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations:

•	80 nursing facilities (9,468 beds), seven assisted living centers (278 units) and certain other assets for cash proceeds totaling approximately $223.8 million and a $4.0 million note receivable;

•	the outpatient rehabilitation clinic operations and the managed care network of our former Matrix segment for cash proceeds of $36.0 million; and

•	the Care Focus and MK Medical business units and certain other assets of our former Home Care segment for cash proceeds totaling $11.0 million and a $1.0 million note receivable.
      Also included in discontinued operations are gains and losses on sales, impairments, exit costs and other unusual items relative to these facilities, clinics and other assets. A summary of discontinued operations by operating segment for the years ended December 31 is as follows (in thousands):

	2004				2003

			Nursing				Nursing
	Matrix	Home Care	Facilities	Total	Matrix	Home Care	Facilities	Total

Revenues	$14,021	$148	$163,745	$177,914	$18,550	$20,395	$515,008	$553,953

Operating income (loss)(1)	$1,106	$110	$(10,335)	$(9,119)	$749	$(2,446)	$(2,817)	$(4,514)
Gain (loss) on sales and exit costs	(49)	369	(1,441)	(1,121)	11,120	1,557	67,113	79,790
Impairments and other unusual items(2)	—	—	(4,342)	(4,342)	—	(540)	(18,594)	(19,134)

Pre-tax income (loss)	$1,057	$479	$(16,118)	(14,582)	$11,869	$(1,429)	$45,702	56,142

Provision for state income taxes				55				3,378

Discontinued operations, net of taxes				$(14,637)				$52,764

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

6.	Discontinued Operations — (Continued)

	2002

			Nursing
	Matrix	Home Care	Facilities	Total

Revenues(3)	$86,109	$20,894	$644,811	$751,814

Operating income (loss)(1)(3)	$810	$(31,057)	$35,435	$5,188
Gain (loss) on sale and exit costs	(1,001)	(1,257)	(107)	(2,365)
Impairments and other unusual items(4)	230	(4,239)	(33,220)	(37,229)

Pre-tax income (loss)	$39	$(36,553)	$2,108	(34,406)

Provision for income taxes				—

Discontinued operations, net of taxes				$(34,406)

(1)	Includes net interest expense of $143,000, $2.8 million and $4.1 million for 2004, 2003 and 2002, respectively, and depreciation and amortization expense of $2.1 million, $10.9 million and $26.0 million for 2004, 2003 and 2002, respectively. Also includes an $8.6 million charge due to an increase in the estimate of outstanding general and professional liability reserves and related program costs.

(2)	Includes an accrual in 2003 for the purchase of incremental general and professional liability insurance on disposed nursing facilities.

(3)	Includes an adjustment of $18.0 million in 2002 for estimated overpayments to MK Medical by government payors. MK Medical was part of our former Home Care segment.

(4)	Includes an accrual of $1.0 million in 2002 for legal and related fees associated with the MK Medical estimated overpayment issue, and asset impairment charges related to certain nursing facilities and MK Medical.
     We recognized net gains on sales of $67.1 million related to divestitures of certain nursing facilities and assisted living centers during the year ended December 31, 2003. During 2002, we recognized asset impairment charges on certain of these divested facilities, amounting to $33.2 million. These impairments were precipitated by an estimated decline in future cash flows, primarily associated with Medicare funding reductions. Of the divested nursing facilities that incurred impairment charges in 2002, we recognized net losses on sales of $5.3 million.

7.	Acquisitions and Dispositions
      On July 30, 2004, we purchased substantially all of the assets of Hospice USA, which were privately held companies providing hospice services in Mississippi, Alabama and Tennessee, for cash of approximately $69.1 million. At the time of acquisition, Hospice USA operated 18 hospice locations and had an additional 16 locations under development. The acquisition was part of our ongoing strategy to expand our service businesses. We allocated the purchase price based on estimated fair values. Goodwill related to the Hospice USA acquisition was $67.6 million as of December 31, 2004. In February 2005, the Company reached a settlement of the working capital related to the Hospice USA acquisition, resulting in a reduction of the purchase price by approximately $1.4 million.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

7.	Acquisitions and Dispositions — (Continued)
      The unaudited pro forma condensed statements of operations for the years ended December 31 have been prepared as if the acquisition had taken place on January 1, 2002. The following table summarizes our unaudited pro forma information (in thousands, except per share amounts):

	2004	2003	2002

Revenues	$2,007,627	$1,830,450	$1,786,052
Income (loss) before discontinued operations and cumulative effect of change in accounting for goodwill	45,431	35,028	(30,948)
Income (loss) per share before discontinued operations and cumulative effect of change in accounting for goodwill:
Basic	0.42	0.33	(0.30)
Diluted	0.39	0.32	(0.30)
Net income (loss)	30,794	87,792	(142,525)
Net income (loss) per share	0.27	0.80	(1.36)
      Excluding discontinued operations in 2004 (see Note 6), we sold six nursing facilities (821 beds) and certain other assets for cash proceeds of $12.2 million, closed one nursing facility (24 beds) and one assisted living center (9 units). We did not operate three of the nursing facilities sold, which were previously leased to another nursing home operator. We recognized net pre-tax gains of $396,000, included in “Net gains on dispositions” on the consolidated statement of operations, as a result of these disposal activities. These dispositions did not meet the criteria in SFAS No. 144 to be included in discontinued operations.
      During the year ended December 31, 2003, we acquired the remaining six leased properties (649 beds) and our corporate office building, which had been subject to our off-balance sheet lease arrangement, for cash of $69.5 million. The acquisition was primarily funded with the proceeds from the sales of nursing facilities, our outpatient rehabilitation clinics and Care Focus. We also entered into an operating lease on a nursing facility (140 beds) and purchased certain other assets for cash of approximately $459,000 plus closing and related costs. Excluding discontinued operations during 2003 (see Note 6), we closed one nursing facility (94 beds), sold one non-operational nursing facility (120 beds) and certain other assets for $7.6 million, including cash and a $4.1 million note receivable. We recognized net pre-tax gains of $422,000 during the year ended December 31, 2003, included in “Net gains on dispositions” on the consolidated statement of operations, as a result of these disposal activities. These dispositions did not meet the criteria in SFAS No. 144 to be included in discontinued operations.
      During the year ended December 31, 2002, we sold, closed or terminated the leases on 69 nursing facilities (8,132 beds), four assisted living centers (315 units), four home care centers, 10 outpatient clinics and certain other assets for cash proceeds of approximately $170.9 million and notes receivable of approximately $21.7 million. In December 2001, we leased to another operator 49 nursing facilities (6,129 beds) and four assisted living centers, all of which were located in Florida. Excluding the Florida properties, which had been written down to net realizable value in 2001, we recognized net pre-tax gains of $2.1 million during the year ended December 31, 2002, included in “Net gains on dispositions” on the consolidated statement of operations, as a result of these disposal activities. These disposed assets did not meet the criteria for classification as discontinued operations.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

8.	Property and Equipment
      A summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 is as follows (in thousands):

	Total		Owned		Leased

	2004	2003	2004	2003	2004	2003

Land, buildings and improvements	$997,560	$1,038,702	$992,670	$1,029,657	$4,890	$9,045
Furniture and equipment	239,122	241,412	237,009	239,071	2,113	2,341
Construction in progress	21,157	8,091	21,157	8,091	—	—

	1,257,839	1,288,205	1,250,836	1,276,819	7,003	11,386
Less accumulated depreciation and amortization	604,183	593,985	599,752	585,995	4,431	7,990

	$653,656	$694,220	$651,084	$690,824	$2,572	$3,396

      We record depreciation and amortization using the straight-line method over the following estimated useful lives: land improvements — 5 to 25 years; buildings — 35 to 40 years; building improvements — 5 to 25 years; leasehold improvements — 5 to 25 years; furniture and equipment — 3 to 20 years. Capital leased assets are amortized over the estimated useful life of the assets or the remaining initial terms of the leases.
      Depreciation and amortization expense related to property and equipment, including the amortization of assets under capital lease obligations, for the years ended December 31, 2004, 2003 and 2002 was $55.3 million, $61.9 million and $77.7 million, respectively, including depreciation and amortization expense related to property and equipment on discontinued operations of $2.0 million, $10.4 million and $22.4 million, respectively.
      Capitalized software costs of $55.1 million and $53.4 million at December 31, 2004 and 2003, respectively, net of accumulated amortization of $33.5 million and $28.4 million, respectively, are included in the accompanying consolidated balance sheet caption “Other assets.” Amortization expense related to capitalized software costs for the years ended December 31, 2004, 2003 and 2002 was $8.7 million, $8.0 million and $10.3 million, respectively, including amortization expense related to capitalized software on discontinued operations of $97,000, $361,000 and $2.6 million, respectively.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt
      Long-term debt consists of the following at December 31 (in thousands):

	2004	2003

Revolving credit facility, maturing October 22, 2007	$—	$—
Term Loan, due October 22, 2008, secured by first priority liens on 78 nursing facilities (8,868 beds) with an aggregate carrying value of $181,913 at December 31, 2004	133,313	134,662
Notes and mortgages, less imputed interest; due in installments through the year 2016, at effective interest rates of 4.75% to 12.50%, a portion of which is secured by property, equipment and other assets with a carrying value of $67,686 at December 31, 2004	48,685	63,584
Industrial development revenue bonds, due in installments through the year 2013, at effective interest rates of 5.21% to 10.00%, a portion of which is secured by property and other assets with a carrying value of $49,439 at December 31, 2004	36,515	48,565
9 5/8% Senior Notes due April 15, 2009, unsecured	9,390	200,000
7 7/8% Senior Subordinated Notes due June 15, 2014	211,506	—
2.75% Convertible Subordinated Notes due November 1, 2033, unsecured	115,000	115,000

	554,409	561,811
Present value of capital lease obligations, less imputed interest:
2004 — $87; 2003 — $95 at effective interest rates of 6.62% to 13.89%	3,774	4,416

	558,183	566,227
Less amounts due within one year	12,240	13,354

	$545,943	$552,873

      We have a $225.0 million senior credit facility (the “Credit Facility”), which consists of a $135.0 million term loan facility and a $90.0 million revolving credit facility. The revolving credit facility is available for general corporate purposes and up to $55.0 million for the issuance of letters of credit. The term loan facility is fully drawn and requires minimal quarterly principal payments until the year of maturity. At December 31, 2004, $15.0 million of the revolving credit facility was being utilized for letters of credit. The Credit Facility bears interest at the prime lending rate plus 2.00%, or the Eurodollar rate plus 3.00%, at our option. These rates may be adjusted quarterly based on our senior secured leverage ratio calculation. The revolving credit facility is secured by first priority liens on 83 nursing facilities (6,440 beds) with an aggregate carrying value of $118.9 million at December 31, 2004. The Credit Facility has a security interest in certain patient accounts receivable, is guaranteed by substantially all of our present and future subsidiaries and imposes on us certain financial tests and restrictive covenants.
      During the second quarter of 2004, we entered into two amendments to our Credit Facility which, among other things, permitted the issuance of $215.0 million of 7 7/8% Senior Subordinated Notes due June 15, 2014 (the “Senior Subordinated Notes”) and the purchase of our 9 5/8% senior notes, reduced the interest rate on the term loan portion of the Credit Facility, increased the size of our revolving credit facility from $75.0 million to $90.0 million and modified certain financial covenant levels.
      During October 2004, we entered into a $40.0 million letter of credit facility (the “LOC facility”) maturing in October 2008 (of which $21.5 million was available as of December 31, 2004). The LOC facility is secured by certain of our Medicaid and Veterans Administration accounts receivable and contains standard

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
terms and conditions, including a 2.375% fee on outstanding letters of credit. As of January 31, 2005, we had transferred all of our outstanding letters of credit commitments under our revolving credit facility to the LOC facility, thereby making available the $90.0 million revolving credit facility for potential future borrowing.
      During June 2004, we commenced a cash tender offer to purchase any and all of our $200.0 million 9 5/8% senior notes due 2009 at an offer price of $1,190 per $1,000 principal amount tendered, plus accrued and unpaid interest, and a solicitation of consents to amend the indenture under which the 9 5/8% senior notes were issued. In conjunction therewith, we issued $215.0 million of 7 7/8% Senior Subordinated Notes due June 15, 2014. The Senior Subordinated Notes were issued at a discount (98.318% of par) to yield 8.125%. The Senior Subordinated Notes are general unsecured obligations subordinated in right of payment to our existing and future senior unsubordinated indebtedness and are guaranteed by certain of our subsidiaries. The Senior Subordinated Notes were issued through a private placement. The proceeds from the Senior Subordinated Notes, together with cash on hand, were used to purchase for cash $190.6 million of our 9 5/8% senior notes tendered by the holders, as well as to pay related fees and expenses. We recorded a pre-tax charge of $40.4 million related to this transaction, including $36.1 million for the prepayment premium and $3.7 million for the write-off of deferred financing costs on the 9 5/8% senior notes, as well as $681,000 for fees and expenses related to the cash tender offer. We filed a registration statement with the SEC in September 2004, in order to affect an exchange of the Senior Subordinated Notes for publicly tradable notes, and all of the notes were exchanged in February 2005.
      During 2003, we issued through a public offering $115.0 million of 2.75% convertible subordinated notes due 2033 (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment to all of our existing and future senior debt. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $7.45 per share, at the option of the holder, if any of the following conditions are met:

•	during any fiscal quarter, if the market price of our common stock is at least $8.94 for at least 20 consecutive trading-days during the 30 consecutive trading-day period ending on the last day of the preceding fiscal quarter;

•	during the five business day period following any 10 consecutive trading-day period in which (a) the trading price of a note for each day of such period is less than 105% of the conversion value and (b) the conversion value for each day of such period is less than 95% of the principal amount of a Convertible Note;

•	if we call the Convertible Notes for redemption; or

•	upon the occurrence of certain corporate transactions specified in the agreement.
      As of December 31, 2004, none of the conversion conditions had been met, however the common shares into which the Convertible Notes may be converted were included in the calculation of our diluted earnings per share, since their issuance in October 2003, in accordance with EITF 04-8. Our diluted net income per share from continuing operations for the year ended December 31, 2004, was reduced by $0.02 per share to $0.37 per share diluted as a result of the assumed conversion of the Convertible Notes. There was no impact on diluted earnings per share for the year ended December 31, 2003.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
      Maturities and sinking fund requirements of long-term debt, including capital leases, for the years ended December 31 are estimated as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Future minimum lease payments	$530	$474	$432	$411	$409	$5,543	$7,799
Less interest	(326)	(310)	(296)	(285)	(274)	(2,534)	(4,025)

Net present value of future minimum lease payments	204	164	136	126	135	3,009	3,774
Notes, mortgages and bonds(1)	12,036	10,101	48,099	105,312	16,238	366,117	557,903

	$12,240	$10,265	$48,235	$105,438	$16,373	$369,126	$561,677

(1)	Excludes $3.5 million of unamortized discounts related to our 7 7/8% Senior Subordinated Notes.
     Most of our capital leases, as well as our operating leases, have original terms from ten to fifteen years and contain at least one renewal option (which could extend the terms of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by us of real estate taxes, insurance and maintenance costs.
      Our Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed by most of our subsidiaries (“the Guarantor Subsidiaries”). As of December 31, 2004, the non-guarantor subsidiaries included Beverly Indemnity, Ltd., our captive insurance subsidiary, and Beverly Funding Corporation, our receivables-backed financing subsidiary (the “Non-Guarantor Subsidiaries”). Since the carrying value of the assets of the Non-Guarantor Subsidiaries exceeds three percent of the consolidated assets of Beverly Enterprises, Inc., we are required to disclose the following consolidating financial statements in our periodic filings with the SEC.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
      The consolidating balance sheets as of December 31, 2004, for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries(a)	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$142,515	$5,237	$67,913	$—	$215,665
Accounts receivable, less allowance for doubtful accounts	8,160	183,920	43,397	—	235,477
Notes receivable, less allowance for doubtful notes	18	2,768	—	—	2,786
Operating supplies	101	9,080	—	—	9,181
Assets held for sale	—	14,898	—	—	14,898
Prepaid expenses and other	10,952	10,285	16,029	—	37,266

Total current assets	161,746	226,188	127,339	—	515,273
Property and equipment, net	6,392	647,264	—	—	653,656
Other assets:
Goodwill, net	—	124,066	—	—	124,066
Other, less allowance for doubtful accounts and notes	255,350	32,385	709	(220,054)	68,390
Due from affiliates	453,483	—	132,141	(585,624)	—

Total other assets	708,833	156,451	132,850	(805,678)	192,456

	$876,971	$1,029,903	$260,189	$(805,678)	$1,361,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,696	$65,082	$—	$—	$67,778
Accrued wages and related liabilities	28,240	75,797	—	—	104,037
Accrued interest	2,618	875	109	—	3,602
General and professional liabilities	23,323	—	45,934	(15,041)	54,216
Federal government settlement obligations	—	14,359	—	—	14,359
Liabilities held for sale	—	676	—	—	676
Other accrued liabilities	18,694	64,403	—	—	83,097
Current portion of long-term debt	1,350	10,890	—	—	12,240

Total current liabilities	76,921	232,082	46,043	(15,041)	340,005
Long-term debt	467,858	78,085	—	—	545,943
Other liabilities and deferred items	59,779	56,269	86,976	—	203,024
Due to affiliates	—	585,624	—	(585,624)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	11,662	5,908	121	(6,029)	11,662
Additional paid-in capital	902,053	414,340	44,434	(458,774)	902,053
Retained earnings (accumulated deficit)	(532,804)	(342,405)	82,615	259,790	(532,804)
Treasury stock, at cost	(108,498)	—	—	—	(108,498)

Total stockholders’ equity	272,413	77,843	127,170	(205,013)	272,413

	$876,971	$1,029,903	$260,189	$(805,678)	$1,361,385

(a)	See above for a discussion of our new LOC facility, which changed Beverly Funding Corporation’s financial position, results of operations and cash flows in 2004.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
     The consolidating balance sheets as of December 31, 2003, for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$223,575	$5,351	$29,889	$—	$258,815
Accounts receivable, less allowance for doubtful accounts	2,481	153,553	8,601	—	164,635
Notes receivable, less allowance for doubtful notes	18	13,706	—	—	13,724
Operating supplies	47	10,378	—	—	10,425
Assets held for sale	—	3,498	—	—	3,498
Investment in Beverly Funding Corporation	31,342	—	—	—	31,342
Prepaid expenses and other	10,964	10,604	11,809	—	33,377

Total current assets	268,427	197,090	50,299	—	515,816
Property and equipment, net	7,134	687,086	—	—	694,220
Other assets:
Goodwill, net	—	57,102	—	—	57,102
Other, less allowance for doubtful accounts and notes	170,762	45,446	—	(136,925)	79,283
Due from affiliates	372,097	—	145,240	(517,337)	—

Total other assets	542,859	102,548	145,240	(654,262)	136,385

	$818,420	$986,724	$195,539	$(654,262)	$1,346,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,123	$59,449	$—	$—	$67,572
Accrued wages and related liabilities	25,104	91,613	—	—	116,717
Accrued interest	5,733	1,163	—	—	6,896
General and professional liabilities	41,370	—	70,425	(18,059)	93,736
Federal government settlement obligations	—	13,125	—	—	13,125
Liabilities held for sale	—	672	—	—	672
Other accrued liabilities	16,502	85,787	—	—	102,289
Current portion of long-term debt	1,350	12,004	—	—	13,354

Total current liabilities	98,182	263,813	70,425	(18,059)	414,361
Long-term debt	448,313	104,560	—	—	552,873
Other liabilities and deferred items	33,739	69,342	37,920	—	141,001
Due to affiliates	—	517,337	—	(517,337)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	11,559	5,908	120	(6,028)	11,559
Additional paid-in capital	895,950	414,340	7,556	(421,896)	895,950
Retained earnings (accumulated deficit)	(560,825)	(388,576)	79,518	309,058	(560,825)
Treasury stock, at cost	(108,498)	—	—	—	(108,498)

Total stockholders’ equity	238,186	31,672	87,194	(118,866)	238,186

	$818,420	$986,724	$195,539	$(654,262)	$1,346,421

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
      Condensed consolidating statements of operations for the year ended December 31, 2004, for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries(a)	Eliminations	Total

Revenues	$2,696	$1,986,083	$86,938	$(86,865)	$1,988,852
Costs and expenses:
Wages and related	50,291	1,097,452	—	—	1,147,743
Provision for insurance and related items	9,288	118,365	90,323	(90,323)	127,653
Other operating and administrative	30,017	492,648	105	(167)	522,603
Overhead allocation	(109,448)	109,448	—	—	—
Depreciation and amortization	6,526	55,640	—	—	62,166
Asset impairments, workforce reductions and other unusual items	(1,933)	2,381	—	—	448

Total costs and expenses	(15,259)	1,875,934	90,428	(90,490)	1,860,613

Income (loss) before other income (expenses)	17,955	110,149	(3,490)	3,625	128,239
Other income (expenses):
Interest expense	—	(51,311)	(178)	5,852	(45,637)
Costs related to early extinguishments of debt	(40,430)	(505)	—	—	(40,935)
Interest income	2,493	2,079	6,765	(5,852)	5,485
Net gains on dispositions	—	396	—	—	396
Equity in income of affiliates	52,893	—	—	(52,893)	—

Total other income (expenses), net	14,956	(49,341)	6,587	(52,893)	(80,691)

Income before provision for income taxes and discontinued operations	32,911	60,808	3,097	(49,268)	47,548
Provision for income taxes	4,890	—	—	—	4,890

Income before discontinued operations	28,021	60,808	3,097	(49,268)	42,658
Discontinued operations, net of taxes of $55	—	(14,637)	—	—	(14,637)

Net income	$28,021	$46,171	$3,097	$(49,268)	$28,021

(a)	See above for a discussion of our new LOC facility, which changed Beverly Funding Corporation’s financial position, results of operations and cash flows in 2004.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
     Condensed consolidating statements of operations for the year ended December 31, 2003, for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$(63)	$1,802,089	$43,607	$(43,607)	$1,802,026
Costs and expenses:
Wages and related	53,350	1,025,198	—	—	1,078,548
Provision for insurance and related items	10,560	98,817	12,725	(12,725)	109,377
Other operating and administrative	27,701	434,443	—	—	462,144
Overhead allocation	(104,409)	104,409	—	—	—
Depreciation and amortization	6,952	51,855	—	—	58,807
Adjustment related to California investigation settlement	—	(925)	—	—	(925)
Asset impairments, workforce reductions and other unusual items	—	3,825	—	—	3,825

Total costs and expenses	(5,846)	1,717,622	12,725	(12,725)	1,711,776

Income (loss) before other income (expenses)	5,783	84,467	30,882	(30,882)	90,250
Other income (expenses):
Interest expense	—	(71,679)	—	8,365	(63,314)
Costs related to early extinguishments of debt	(6,634)	—	—	—	(6,634)
Interest income	1,658	3,105	8,965	(8,365)	5,363
Net gains on dispositions	—	422	—	—	422
Gain on sale of equity investment	—	6,686	—	—	6,686
Equity in income of affiliates	84,730	—	—	(84,730)	—

Total other income (expenses), net	79,754	(61,466)	8,965	(84,730)	(57,477)

Income before provision for income taxes and discontinued operations	85,537	23,001	39,847	(115,612)	32,773
Provision for income taxes	5,069	—	—	—	5,069

Income before discontinued operations	80,468	23,001	39,847	(115,612)	27,704
Discontinued operations, net of taxes of $3,378	—	52,764	—	—	52,764

Net income	$80,468	$75,765	$39,847	$(115,612)	$80,468

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
      Condensed consolidating statements of operations for the year ended December 31, 2002, for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$(2,971)	$1,769,697	$113,132	$(113,132)	$1,766,726
Costs and expenses:
Wages and related	51,457	1,017,172	—	—	1,068,629
Provision for insurance and related items	4,989	79,172	121,233	(121,233)	84,161
Other operating and administrative	28,607	429,704	—	—	458,311
Overhead allocation	(97,239)	97,239	—	—	—
Depreciation and amortization	6,992	55,914	—	—	62,906
Florida insurance reserve adjustment	—	22,179	—	—	22,179
Special charge related to California investigation settlement	—	6,300	—	—	6,300
Adjustment related to settlements of federal government investigations	—	(9,441)	—	—	(9,441)
Asset impairments, workforce reductions and other unusual items	5,646	40,641	—	—	46,287

Total costs and expenses	452	1,738,880	121,233	(121,233)	1,739,332

Income (loss) before other income (expenses)	(3,423)	30,817	(8,101)	8,101	27,394
Other income (expenses):
Interest expense	—	(74,796)	—	12,144	(62,652)
Interest income	2,209	2,010	12,613	(12,144)	4,688
Net gains on dispositions	—	2,142	—	—	2,142
Equity in income (loss) of affiliates	(138,791)	—	—	138,791	—

Total other income (expenses), net	(136,582)	(70,644)	12,613	138,791	(55,822)

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of change in accounting for goodwill	(140,005)	(39,827)	4,512	146,892	(28,428)
Provision for income taxes	6,085	—	—	—	6,085

Income (loss) before discontinued operations and cumulative effect of change in accounting for goodwill	(146,090)	(39,827)	4,512	146,892	(34,513)
Discontinued operations, net of taxes of $0	—	(34,406)	—	—	(34,406)
Cumulative effect of change in accounting for goodwill, net of income taxes of $0	—	(77,171)	—	—	(77,171)

Net income (loss)	$(146,090)	$(151,404)	$4,512	$146,892	$(146,090)

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
      Condensed consolidating statements of cash flows for the year ended December 31, 2004, for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries(a)	Eliminations	Total

Cash flows provided by (used for) operating activities:
	$(45,182)	$115,399	$5,443	$—	$75,660
Cash flows from investing activities:
Capital expenditures	(7,422)	(55,296)	—	—	(62,718)
Proceeds from dispositions of facilities and other assets, net	1,324	14,233	—	—	15,557
Payments for acquisitions, net of cash acquired	—	(71,352)	—	—	(71,352)
Collections on notes receivable	18	38,071	—	—	38,089
Payments for designated funds, net	(256)	(753)	—	—	(1,009)
Proceeds from Beverly Funding Corporation investment	32,273	—	—	(3,317)	28,956
Capital contribution to subsidiary	(36,596)	—	—	36,596	—
Other, net	(4,660)	(12,842)	—	—	(17,502)

Net cash used for investing activities	(15,319)	(87,939)	—	33,279	(69,979)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	211,384	—	—	—	211,384
Repayments of long-term debt	(191,960)	(27,468)	—	—	(219,428)
Capital contribution to subsidiary	—	—	36,596	(36,596)	—
Return of capital investment to parent	—	—	(3,317)	3,317	—
Proceeds from exercise of stock options	3,592	—	—	—	3,592
Deferred financing and other costs	(43,575)	(106)	(698)	—	(44,379)

Net cash provided by (used for) financing activities	(20,559)	(27,574)	32,581	(33,279)	(48,831)

Net increase (decrease) in cash and cash equivalents	(81,060)	(114)	38,024	—	(43,150)
Cash and cash equivalents at beginning of year	223,575	5,351	29,889	—	258,815

Cash and cash equivalents at end of year	$142,515	$5,237	$67,913	$—	$215,665

(a)	See above for a discussion of our new LOC facility, which changed Beverly Funding Corporation’s financial position, results of operations and cash flows in 2004.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
     Condensed consolidating statements of cash flows for the year ended December 31, 2003, for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows provided by (used for) operating activities:
	$121,391	$(60,946)	$9,416	$69,861
Cash flows from investing activities:
Capital expenditures	(6,115)	(37,869)	—	(43,984)
Proceeds from dispositions of facilities and other assets, net	—	275,039	—	275,039
Payments for acquisitions, net of cash acquired	—	(459)	—	(459)
Collections on notes receivable	24	8,665	—	8,689
(Payments for) proceeds from designated funds, net	(5,723)	540	—	(5,183)
Other, net	940	(15,854)	—	(14,914)

Net cash provided by (used for) investing activities	(10,874)	230,062	—	219,188
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—	—	250,000
Repayments of long-term debt	(210,474)	(102,878)	—	(313,352)
Repayments of off-balance sheet financing	—	(69,456)	—	(69,456)
Proceeds from exercise of stock options	1,108	—	—	1,108
Deferred financing and other costs	(14,032)	53	—	(13,979)

Net cash provided by (used for) financing activities	26,602	(172,281)	—	(145,679)

Net increase (decrease) in cash and cash equivalents	137,119	(3,165)	9,416	143,370
Cash and cash equivalents at beginning of year	86,456	8,516	20,473	115,445

Cash and cash equivalents at end of year	$223,575	$5,351	$29,889	$258,815

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

9.	Long-term Debt — (Continued)
      Condensed consolidating statements of cash flows for the year ended December 31, 2002, for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows provided by operating activities:	$35,788	$70,132	$10,713	$116,633
Cash flows from investing activities:
Capital expenditures	(8,053)	(92,050)	—	(100,103)
Proceeds from dispositions of facilities and other assets, net	—	169,471	—	169,471
Collections on notes receivable	60	1,556	—	1,616
Payments for designated funds, net	—	(260)	—	(260)
Other, net	2,760	(11,149)	—	(8,389)

Net cash provided by (used for) investing activities	(5,233)	67,568	—	62,335
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	5,000	—	5,000
Repayments of long-term debt	(15,136)	(101,360)	—	(116,496)
Repayments of off-balance sheet financing	—	(42,901)	—	(42,901)
Proceeds from exercise of stock options	1,699	—	—	1,699
Deferred financing and other costs	(2)	(166)	—	(168)

Net cash used for financing activities	(13,439)	(139,427)	—	(152,866)

Net increase (decrease) in cash and cash equivalents	17,116	(1,727)	10,713	26,102
Cash and cash equivalents at beginning of year	69,340	10,243	9,760	89,343

Cash and cash equivalents at end of year	$86,456	$8,516	$20,473	$115,445

10.	Commitments and Contingencies
      Our future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2004, are estimated as follows (in thousands):

Year Ending December 31,

2005	$37,362
2006	19,721
2007	10,594
2008	7,871
2009	7,042
Thereafter	12,898

$95,488

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

10.	Commitments and Contingencies — (Continued)
      Our total future minimum rental commitments are net of approximately $23.6 million of minimum sublease rental income due in the future under noncancelable subleases. The following table summarizes certain information relative to our operating leases, including operating leases for discontinued operations, for the years ended December 31 (in thousands):

	2004	2003	2002

Rent expense, net of sublease rent income	$58,698	$70,132	$87,852
Sublease rent income	3,007	1,143	2,036
Estimated contingent rent expense, based primarily on revenues	1,100	2,000	2,000
      We have unconditional purchase obligations totaling $8.3 million, primarily due to our outsourcing of certain information technology functions, as well as contracts relative to our frame relay network and certain office equipment. These contracts involve future minimum commitments that are noncancelable or impose a penalty if these agreements are cancelled prior to expiration. We have excluded agreements that are cancelable without penalty. Our future minimum commitments under these agreements as of December 31, 2004, are estimated as follows: 2005 — $4.3 million; 2006 — $3.1 million and 2007 — $870,000. We incurred approximately $8.5 million, $9.5 million and $6.7 million under these agreements during the years ended December 31, 2004, 2003 and 2002, respectively.
      We are contingently liable for approximately $11.8 million of long-term debt maturing on various dates through 2019, as well as annual interest. These contingent liabilities principally arose from our sale of nursing facilities. We operate two facilities related to approximately $2.5 million of the principal amount for which we are contingently liable, pursuant to long-term agreements accounted for as operating leases. In addition we guarantee certain third-party operating leases. These guarantees arose from our dispositions of leased facilities and the underlying leases have approximately $54.8 million of minimum rental commitments remaining through the initial lease terms, with the latest termination date being February 2019. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we have recorded approximately $627,000, included in “Other accrued liabilities” on the consolidated balance sheet at December 31, 2004, as the estimated fair value of guarantees initiated in 2004 and 2003.
      On January 26, 2005, a putative class action complaint brought on behalf of all shareholders of the Company was filed against the Company and each of its directors in the Delaware Chancery Court in New Castle County. The complaint, captioned Chaya Perlstein v. William R. Floyd, et. al., Civil Action No. CA1050-N, asserts a claim for breach of fiduciary duty in connection with our response to an unsolicited expression of interest by a group of investors that collectively had purchased 8.1% of our common stock on the open market prior to January 24, 2005. A second, substantially identical, putative class action complaint was filed in the same court on February 1, 2005, bearing the caption Robert Strougo v. Beverly Enterprises, Inc., et. al., Civil Action No. CA1067-N. On February 23, 2005, the Delaware Chancery Court consolidated these cases under the caption In re Beverly Shareholders Litigation, Civil Action No. CA1050-N, and designated the Floyd complaint as operative. In addition, the Chancery Court extended the defendants time to respond to the operative complaint to May 9, 2005.The plaintiffs seek preliminary and permanent injunctive relief, an unspecified amount of compensatory damages, an accounting, as well as an award of attorneys’ fees, expert fees, and costs. Due to the preliminary state of these actions, we are unable to assess the probable outcome and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.
      In 2002, we notified federal and California healthcare regulatory authorities (CMS, Office of Inspector General (the “OIG”), the California Attorney General’s office and the California Department of Health) of our intent to conduct an internal investigation of past billing practices relating to MK Medical, our former

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

10.	Commitments and Contingencies — (Continued)
medical equipment business unit based in Fresno, California. An independent accounting firm has reviewed MK Medical’s government payor billings since October 1, 1998, the date Beverly acquired the business unit. Deficiencies identified by the accounting firm primarily relate to inadequate documentation supporting Medicare and Medi-Cal claims for reimbursement for drugs, wheelchairs, and other durable medical equipment distributed by MK Medical. Specifically, the review identified instances of missing or incomplete certificates of medical necessity, treatment authorization requests, prescriptions and other documentation MK Medical is required to maintain in order to be entitled to reimbursement from government payors. Based on the results of the accounting firm’s review, we established a reserve in 2002, included in “Other accrued liabilities” on the consolidated balance sheets in the amount of $18.0 million to cover potential overpayments from government payors for the period from October 1, 1998 to 2002. We have advised regulatory authorities of the results of the accounting firm’s review. On September 15, 2003, we received a subpoena from the United States Attorney’s Office in Oakland, California, requesting the production of additional documents relating to MK Medical’s operations and our review of MK Medical’s claims. We have produced documents in response to this subpoena and continue to cooperate with the government’s request for information. The reserved amount continues to be the best estimate of our exposure on this matter; however, our liability with respect to this matter could exceed the reserved amount. We are actively cooperating with the government in this matter and expect to fund or resolve this liability within 12 months. We can give no assurance of the final outcome of this matter or its impact on our financial position, results of operations and cash flows.
      On February 3, 2000, we entered into a series of separate agreements with the U.S. Department of Justice and the OIG. These agreements settled the federal government’s investigations of the Company relating to our allocation to the Medicare program of certain nursing labor costs in our skilled nursing facilities from 1990 to 1998 (the “Allocation Investigations”).
      Under the Civil Settlement Agreement, we paid the federal government $25.0 million during 2000 and are reimbursing the federal government an additional $145.0 million through withholdings from our biweekly Medicare periodic interim payments in equal installments through the first quarter of 2008. The present value of the remaining obligation included as liabilities on our consolidated balance sheets was $48.8 million and $61.9 million at December 31, 2004 and 2003, respectively. In addition, we agreed to resubmit certain Medicare filings to reflect reduced labor costs allocated to the Medicare program. The adjustments for these resubmitted filings were part of the settlement agreement with CMS (see Note 4).
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
      On October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et. al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case was purportedly brought derivatively on behalf of the Company against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that the Company failed to record adequate reserves for general and professional liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et. al. and Flowers v. Floyd, et. al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

10.	Commitments and Contingencies — (Continued)
consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs.
      On November 19, 2004, Beverly moved to dismiss these actions on the grounds that the plaintiffs failed to make a pre-suit demand upon Beverly’s Board of Directors and did not show that the failure to make such demand was excused as futile. The other defendants also moved to dismiss the actions for failure to state a claim upon which relief can be granted. Plaintiffs have opposed both motions. The court has not yet considered the motions or heard oral argument. Due to the preliminary state of this action, we are unable to assess the probable outcome of the case and can give no assurance of the ultimate impact on our financial position, results of operations and cash flows.
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
      We are party to various legal matters relating to patient care, including claims that our services have resulted in injury or death to residents of our facilities. We have experienced an increasing trend in the number and severity of the claims asserted against us (see Note 2). We believe that there has been, and will continue to be, an increase in governmental investigations of long-term healthcare providers. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.
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
      We have 300,000,000 shares of authorized $.10 par value common stock. We are subject to certain restrictions under our long-term debt agreements related to the payment of cash dividends on, and the repurchase of, our common stock. During 2004 and 2003, we did not pay any cash dividends on, or repurchase any of, our common stock. We have 25,000,000 shares of authorized $1 par value preferred stock, all of which remains unissued. See Note 15 for a discussion of our new Series A Junior Participating Preferred Stock.
      During 2004, we issued approximately 955,000 shares of restricted stock to certain officers and other employees, which cliff vest three years following the grant date. If these additional shares had been issued prior to January 1, 2004, there would have been no material impact on our diluted net income per share for the year. In April 2003, we issued 2,500,000 shares of restricted stock to certain officers and other employees, which vest one-third per year. The restricted stock grants in 2004 and 2003 were issued, along with certain cash incentives, as part of a program designed to retain key associates. We recognize compensation expense for our restricted stock grants at the fair market value of our common stock on the date of grant, amortized over the respective vesting periods on a straight-line basis.
      In January 2001, we filed a registration statement under Form S-8 with the Securities and Exchange Commission registering 1,174,500 shares of our common stock. These shares were previously repurchased by

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

11.	Stockholders’ Equity — (Continued)
the Company and held in treasury. They were issued under the Stock Grant Plan to holders of restricted stock who, by virtue of the terms of their employment contracts, severance agreements or other similar arrangements, were entitled to the immediate vesting of their restricted stock. From 2001 to 2003, we issued 777,984 shares of our common stock out of the Stock Grant Plan to various officers in exchange for shares of restricted stock held by them, which were cancelled. Effective May 20, 2004, the Stock Grant Plan was terminated, and as a result of the termination, the 396,516 unissued shares will remain in treasury.
      During 1997, the New Beverly 1997 Long-Term Incentive Plan was approved (the “1997 Long-Term Incentive Plan”). The plan became effective December 3, 1997 and remains in effect until December 31, 2006, subject to early termination by our Board of Directors. The Compensation Committee of our Board of Directors (the “Committee”) is responsible for administering the 1997 Long-Term Incentive Plan and has complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan. The 1997 Long-Term Incentive Plan was originally authorized to issue 10,000,000 shares of our common stock, subject to certain adjustments, in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, bonus stock and other stock unit awards. In May 2001 and 2004, our stockholders approved amendments to this plan, which authorized the issuance of an additional 5,000,000 and 5,250,000 shares, respectively.
      Under our 1997 Long-Term Incentive Plan, nonqualified and incentive stock options must be granted at a purchase price equal to the fair market value of our common stock on the date of grant. Options are exercisable at such times and are subject to such restrictions and conditions as the Committee determines and expire no later than 10 years from the grant date. Options issued at fair market value do not currently require the recording of compensation expense upon issuance (see discussion of SFAS No. 123R below). Restricted stock awards are outright stock grants, which have a minimum vesting period of one year for performance-based awards and three years for other awards. Performance awards, bonus stock and other stock unit awards may be granted based on the achievement of certain performance or other goals and carry certain restrictions, as defined. The issuance of restricted stock and other stock awards usually requires the recognition of compensation expense measured by the fair value of the stock on the date of grant.
      During 1997, the New Beverly Non-Employee Directors Stock Option Plan was approved (the “Non-Employee Directors Stock Option Plan”). The plan became effective December 3, 1997 and remains in effect until December 31, 2007, subject to early termination by our Board of Directors. During 2004, we filed a registration statement under Form S-8 registering an additional 450,000 shares of our common stock under this plan, which increased the number of shares authorized for issuance to 900,000, subject to certain adjustments, under the Non-Employee Directors Stock Option Plan. Until May 2004, the Non-Employee Directors Stock Option Plan, as amended, provided that each non-employee director be granted an option to purchase 11,000 shares of our common stock on June 1 of each year until the plan is terminated, subject to the availability of shares. These options were granted at a purchase price equal to the fair market value of our common stock on the date of grant, became exercisable one year after the date of grant and expire 10 years after the date of grant. On May 20, 2004, our Board of Directors eliminated the annual grant of stock options in lieu of Restricted Share Unit (“RSU”) grants. Each director will receive a grant of RSUs annually equal to $120,000, as determined based on the closing share price on the date of the board meeting held in conjunction with our annual stockholders’ meeting. The RSUs will vest one year from the date of grant unless a director elects to defer his RSUs. If a director elects to defer his RSUs, the deferred RSUs will not be paid until the director retires or otherwise resigns his position from our board.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

11.	Stockholders’ Equity — (Continued)
      The following table summarizes stock option and restricted stock data relative to our long-term incentive plans for the years ended December 31:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	7,780,203	$6.70	8,882,635	$6.62	5,808,260	$6.46
Changes during the year:
Granted	2,750	6.34	103,000	3.96	4,749,460	6.43
Exercised	(684,045)	5.96	(234,850)	5.37	(512,612)	3.72
Cancelled	(666,381)	8.84	(970,582)	5.98	(1,162,473)	6.30

Options outstanding at end of year	6,432,527	6.56	7,780,203	6.70	8,882,635	6.62

Options exercisable at end of year	4,257,001	6.41	3,580,102	6.86	2,274,231	7.09

Restricted stock outstanding at beginning of year	3,141,006		1,122,402		1,290,572
Changes during the year:
Granted	1,048,311		2,503,125		175,000
Vested	(1,347,349)		(131,550)		(112,684)
Forfeited	(289,278)		(352,971)		(230,486)

Restricted stock outstanding at end of year	2,552,690		3,141,006		1,122,402

Options/restricted stock available for grant at end of year	7,572,030		1,967,432		2,933,703

      Exercise prices for options outstanding as of December 31, 2004, ranged from $2.33 to $14.38. The weighted-average remaining contractual life of these options is approximately six and a half years. The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
	Options	Average	Remaining	Options	Average
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$2.33-$6.85	3,095,306	$5.15	6.60	2,062,164	$4.80
$7.00-$14.38	3,337,221	7.87	6.31	2,194,837	7.93

$2.33-$14.38	6,432,527	6.56	6.47	4,257,001	6.41

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

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

11.	Stockholders’ Equity — (Continued)
and are accounted for under the intrinsic value method. We are in compliance with the current accounting rules surrounding stock-based compensation (see discussion of SFAS No. 123R below).
      Pro forma information regarding net income (loss) and diluted net income (loss) per share has been determined as if we accounted for our stock option grants under the fair market value method described in SFAS No. 123. The fair market value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002, respectively:

•	risk-free interest rates of 4.6%, 3.0% and 4.8%;

•	volatility factors of the expected market price of our common stock of .82, .81 and .74; and

•	expected option lives of five years.
      We do not currently pay cash dividends on our common stock and no future cash dividends are currently planned. The weighted average assumptions resulted in a weighted average estimated fair market value of options granted during 2004, 2003 and 2002 of $4.32 per share, $2.61 per share and $3.55 per share, respectively.
      For purposes of pro forma disclosures, the estimated fair market value of all outstanding stock options is amortized to expense over their respective vesting periods. The pro forma effects are not necessarily indicative of the effects on future years. The following table summarizes our pro forma net income (loss) and diluted net income (loss) per share, assuming we accounted for our stock option grants using the fair value method in accordance with SFAS No. 123, for the years ended December 31 (in thousands, except per share amounts):

	2004	2003	2002

Reported net income (loss)(a)	$28,021	$80,468	$(146,090)
Stock option compensation expense	3,967	6,865	6,218

Pro forma net income (loss)	$24,054	$73,603	$(152,308)

Reported basic net income (loss) per share	$0.26	$0.75	$(1.39)

Pro forma basic net income (loss) per share	$0.22	$0.69	$(1.45)

Reported diluted net income (loss) per share	$0.25	$0.74	$(1.39)

Pro forma diluted net income (loss) per share	$0.22	$0.68	$(1.45)

(a)	Includes total charges to our consolidated statements of operations related to restricted stock grants of $3.9 million, $1.8 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
     In December 2004, the FASB issued SFAS No. 123R which eliminates the intrinsic value method as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 and we will use the modified version of prospective application. Based on the estimated value of unvested stock options, we expect wages and related expenses to increase $1.5 million in the last six months of 2005.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

12.	Income Taxes
      The provision for (benefit from) income taxes, including taxes allocated to discontinued operations of $55,000 and $3.4 million in 2004 and 2003, respectively, consists of the following for the years ended December 31 (in thousands):

	2004	2003	2002

Federal:
Current	$(2,320)	$(11,122)	$(8,345)
Deferred	3,085	12,702	10,447
State:
Current	2,688	6,867	3,835
Deferred	1,492	—	148

	$4,945	$8,447	$6,085

      A reconciliation of our income tax provision (benefit), including taxes allocated to discontinued operations, computed at the statutory federal income tax rate to our actual provision for (benefit from) income taxes is summarized as follows for the years ended December 31 (in thousands):

	2004	2003	2002

Tax (benefit) at statutory rate	$11,538	$31,121	$(49,002)
General business tax credits	(105)	(968)	(2,090)
State tax provision, net	1,884	8,423	2,593
Impairment charges	—	—	12,685
Increase (decrease) in valuation allowance	(10,792)	(30,141)	45,520
Other	2,420	12	(3,621)

	$4,945	$8,447	$6,085

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

12.	Income Taxes — (Continued)
      Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to our deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows (in thousands):

	December 31, 2004		December 31, 2003

	Asset	Liability	Asset	Liability

Insurance reserves	$71,430	$—	$70,838	$—
General business tax credit carryforwards	38,999	—	37,708	—
Alternative minimum tax credit carryforwards	23,042	—	21,279	—
Provision for dispositions	6,838	1,908	3,539	16,016
Provision for Medicare repayment	19,602	—	26,574	—
Depreciation and amortization	1,877	52,456	21,572	55,687
Operating supplies	—	5,287	—	9,538
Federal net operating loss carryforwards	22,853	—	34,183	—
Other	27,199	21,779	29,767	18,440

	211,840	81,430	245,460	99,681
Valuation allowances:
Federal	(143,618)	—	(155,692)	—
State	(14,666)	—	(13,384)	—

Net deferred tax balances	$53,556	$81,430	$76,384	$99,681

      The valuation allowance decreased $10.8 million and $30.1 million during 2004 and 2003, respectively, primarily due to the reversal of temporary differences and the utilization of federal net operating loss carryforwards, partially offset by increases in general business tax credits and state tax credits. During 2004, the decrease in the valuation allowance was further offset by the generation of alternative minimum tax credits.
      At December 31, 2004, for federal income tax purposes, we had federal net operating loss carryforwards of $60.8 million that expire in years 2018 through 2020; general business tax credit carryforwards of $39.0 million that expire in years 2006 through 2024; and alternative minimum tax credit carryforwards of $23.0 million that do not expire. Under the guidance of SFAS No. 109 and based upon our operating results, our reported cumulative losses, and the inherent uncertainty associated with the realization of future income in the near term, we have provided a valuation allowance on our net deferred tax assets as of December 31, 2004 and 2003.

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

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

13.	Fair Values of Financial Instruments — (Continued)
      The carrying amounts and estimated fair values of our financial instruments at December 31 are as follows (in thousands):

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$215,665	$215,665	$258,815	$258,815
Cash investments greater than three months	5,018	5,018	—	—
Notes receivable, net (including current portion)	2,312	2,312	27,873	27,873
Beverly Indemnity funds	16,006	16,006	11,809	11,809
Long-term debt (including current portion)	558,183	638,312	566,227	640,723
Federal government settlement obligations (including current portion)	48,761	48,761	61,888	61,888
      At December 31, 2004 and 2003, we had outstanding defeased long-term debt with aggregate carrying values of $2.2 million and $6.3 million, respectively. The fair value of such defeased debt was approximately $2.3 million and $6.4 million at December 31, 2004 and 2003, respectively. The fair value was estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.
      In order to consummate certain dispositions and other transactions, we have agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessee. In accordance with FIN 45, we had approximately $627,000 and $531,000, included in “Other accrued liabilities” on the 2004 and 2003 consolidated balance sheets, respectively, as the estimated fair value of lease guarantees issued since the adoption of FIN 45.
      We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and Cash Equivalents
      The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

Cash Investments with Original Maturity Dates Greater than Three Months
      The carrying amount reported in the 2004 consolidated balance sheet for these investments, which have original maturities from three to six months, approximates fair value and is included in the consolidated balance sheet caption “Prepaid expenses and other.”

Notes Receivable, Net (Including Current Portion)
      For variable-rate notes that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed-rate notes, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Beverly Indemnity Funds
      The restricted cash reported in the consolidated balance sheets for the Beverly Indemnity funds approximates its fair value and is included in the consolidated balance sheet caption “Prepaid expenses and other.”

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

13.	Fair Values of Financial Instruments — (Continued)

Long-term Debt (Including Current Portion)
      The carrying amounts of our variable-rate borrowings approximate their fair values. The fair values of the remaining long-term debt are estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements.

Federal Government Settlement Obligations (Including Current Portion)
      The present value of our obligations to the federal government resulting from the settlements of the Allocation Investigations is included in the consolidated balance sheet captions “Federal government settlement obligations” and “Other liabilities and deferred items.” These obligations are non-interest bearing, and as such, were imputed at their approximate fair market rate of 9% for accounting purposes. The carry amounts of these obligations approximate their fair values.

14.	Segment Information
      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides disclosure guidelines for segments of a company based on a management approach to defining operating segments.
      During the fourth quarter of 2004, we changed the name of our former Home Care operating segment to AseraCare.

Description of the Types of Services from which each Operating Segment Derives its Revenues
      Our operations are currently organized into three primary segments:

•	Nursing Facilities, which provide long-term healthcare through the operation of skilled nursing homes and assisted living centers;

•	Aegis, which provides rehabilitation therapy services under contract to our nursing facilities and third-party nursing facilities; and

•	AseraCare, which primarily provides hospice services.

Measurement of Segment Income or Loss and Segment Assets
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate financial performance and allocate resources primarily based on earnings from continuing operations before interest expense (including costs related to early extinguishments of debt), interest income, income taxes, depreciation and amortization, as well as income or loss from operations before income taxes, excluding unusual items.

Factors Management Used to Identify Our Operating Segments
      Our operating segments are strategic business units that offer different services within the healthcare continuum. Business in each operating segment is conducted by one or more direct or indirect wholly owned subsidiaries of the Company. Each of these subsidiaries has separate governing bodies.

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

14.	Segment Information — (Continued)
      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing					Discontinued
	Facilities	Aegis(1)	AseraCare	All Other(2)	Total	Operations(3)

Year ended December 31, 2004
Revenues from external customers	$1,794,471	$121,846	$65,604	$6,931	$1,988,852	$177,914
Intercompany revenues	—	150,039	—	2,230	152,269	—
Interest income	2,079	21	—	3,385	5,485	36
Interest expense	7,731	1	—	37,905	45,637	179
Depreciation and amortization	52,711	887	697	7,871	62,166	2,135
Pre-tax income (loss)	96,722	45,849	8,782	(103,805)	47,548	(14,582)
Goodwill	44,756	—	79,310	—	124,066	332
Total assets	846,253	33,664	101,441	349,250	1,330,608	30,777
Capital expenditures	53,477	1,033	652	6,291	61,453	1,265
Year ended December 31, 2003
Revenues from external customers	$1,680,420	$77,007	$39,164	$5,435	$1,802,026	$553,953
Intercompany revenues	—	153,140	—	1,322	154,462	—
Interest income	2,939	25	1	2,398	5,363	161
Interest expense	11,641	—	8	51,665	63,314	2,984
Depreciation and amortization	49,722	831	547	7,707	58,807	10,856
Pre-tax income (loss)	66,305	45,265	5,030	(83,827)	32,773	56,142
Goodwill	44,745	—	11,723	269	56,737	697
Total assets	898,274	21,015	22,577	346,295	1,288,161	58,260
Capital expenditures	26,917	1,434	387	9,785	38,523	5,461
Year ended December 31, 2002
Revenues from external customers	$1,677,892	$52,871	$34,315	$1,648	$1,766,726	$751,814
Intercompany revenues	—	154,306	—	626	154,932	—
Interest income	1,565	42	13	3,068	4,688	60
Interest expense	12,813	—	23	49,816	62,652	4,177
Depreciation and amortization	54,263	710	724	7,209	62,906	26,039
Pre-tax income (loss)	108,142	35,569	(1,633)	(170,506)	(28,428)	(34,406)
Goodwill	44,015	—	11,724	269	56,008	11,082
Total assets	892,283	15,966	20,873	138,413	1,067,535	282,360
Capital expenditures	73,573	1,676	258	7,778	83,285	16,818

(1)	Pre-tax income includes profit on intercompany revenues which is eliminated in “All Other.”

(2)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses, including $40.9 million and $6.6 million of pre-tax charges in 2004 and 2003, respectively, related to the early extinguishments of debt. These amounts also include special pre-tax charges and adjustments totaling approximately $448,000, $2.9 million and $65.3 million for 2004, 2003 and 2002, respectively, that primarily related to asset impairments, workforce reductions and other unusual items, a special charge and adjustment related to government investigation settlements and increasing reserves for general and professional liability costs in 2002.

(3)	The results of operations of 2004 and 2003 disposed facilities, clinics and other assets have been reported as discontinued operations for all periods presented, as well as the results of operations of held-for-sale assets at December 31, 2004. Pre-tax income (loss) includes net losses on sales, exit costs, asset impairments and other unusual items of $5.5 million in 2004; net gains on sales, exit costs, asset impairments and other unusual items of $60.7 million in 2003; and net losses on sales, exit costs, asset impairments and other unusual items of $39.6 million in 2002 (see Note 6).

BEVERLY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2004, 2003, and 2002

15.	Subsequent Events
      In January 2005, a group including Arnold Whitman, the Chief Executive Officer of Formation Capital, LLC and Appaloosa Management, LP, a New Jersey based hedge fund, among others, publicly announced an unsolicited indication of interest in an acquisition of all of our outstanding common stock. This group has also nominated a slate of individuals for election to our Board of Directors in an effort to obtain control of the Company. These actions may materially impact our ability to attract and retain customers, management and employees and may result in the incurrence of significant advisory fees, litigation costs and other expenses.
      On January 25, 2005, our Board of Directors unanimously adopted a Share Purchase Rights Plan (the “Rights Plan”). The Rights Plan assigns one right (collectively, the “Rights”) to purchase one one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock, $1.00 par value (the “Preferred Stock”) for each share of our common stock outstanding on February 7, 2005. Initially, the Rights will not be exercisable and will not trade separately from the common stock. Under certain circumstances, stockholders will be able to exercise their Rights if a person or group initiates an unsolicited takeover or change of control of the Company by acquiring at least 10% of our common stock. However, the rights would not be exercisable if the takeover or change of control is approved by the Board as being in the best interest of all stockholders. If the Rights are triggered by a non-Board approved acquisition of 10% or more of our common stock, all of our stockholders, other than the acquirer, would be able to purchase our common stock at a 50% discount.
      The dividend, liquidation and voting rights, and the non-redemption feature of the Preferred Stock are designed so that the value of a one one-thousandth interest in a share of Preferred Stock will approximate the value of one share of our common stock. The Rights Plan will expire at the close of business on January 26, 2015.
      On February 23, 2005, we sold 10 outpatient clinics for $4.6 million, including cash and $3.9 million of notes receivable. The purchase price is subject to adjustment based on a working capital settlement, a reconciliation of the 2004 earnings before interest expense, interest income, income taxes, depreciation and amortization and the renewal of an operating lease, all of which are expected to be finalized by the third quarter of 2005. These assets and related liabilities of our former Matrix segment were held for sale as of December 31, 2004, and as such the operating results were included in discontinued operations.

BEVERLY ENTERPRISES, INC.
SUPPLEMENTARY DATA (Unaudited)
QUARTERLY FINANCIAL DATA
      The following is a summary of our quarterly results of operations for the years ended December 31, 2004 and 2003:

	2004					2003

	1st	2nd	3rd	4th	Total	1st	2nd	3rd	4th	Total

	(In thousands, except per share data)
Revenues	$480,618	$488,229	$503,432	$516,573	$1,988,852	$433,231	$441,760	$456,788	$470,247	$1,802,026

Income (loss) before provision for income taxes and discontinued operations	$22,575	$(13,833)	$22,079	$16,727	$47,548	$3,787	$6,562	$10,198	$12,226	$32,773
Provision for income taxes	1,442	1,060	536	1,852	4,890	1,236	1,201	1,853	779	5,069

Income (loss) before discontinued operations	21,133	(14,893)	21,543	14,875	42,658	2,551	5,361	8,345	11,447	27,704
Discontinued operations, net of taxes	2,306	(11,030)	2,857	(8,770)	(14,637)	9,637	12,130	1,638	29,359	52,764

Net income (loss)	$23,439	$(25,923)	$24,400	$6,105	$28,021	$12,188	$17,491	$9,983	$40,806	$80,468

Income (loss) per share of common stock:
Basic:
Before discontinued operations	$0.20	$(0.14)	$0.20	$0.14	$0.40	$0.02	$0.05	$0.08	$0.11	$0.26
Discontinued operations, net of taxes	0.02	(0.10)	0.03	(0.08)	(0.14)	0.10	0.11	0.01	0.27	0.49

Net income (loss)	$0.22	$(0.24)	$0.23	$0.06	$0.26	$0.12	$0.16	$0.09	$0.38	$0.75

Shares used to compute basic net income (loss) per share amounts	107,331	107,464	108,039	108,153	107,749	104,761	107,174	107,160	107,201	106,582

Diluted:(1)
Before discontinued operations	$0.18	$(0.11)	$0.18	$0.13	$0.37	$0.02	$0.05	$0.08	$0.10	$0.26
Discontinued operations, net of taxes	0.02	(0.09)	0.02	(0.07)	(0.12)	0.10	0.11	0.01	0.25	0.48

Net income (loss)	$0.20	$(0.20)	$0.20	$0.06	$0.25	$0.12	$0.16	$0.09	$0.35	$0.74

Shares used to compute diluted net income (loss) per share amounts	123,888	123,930	124,493	125,031	124,334	104,761	107,180	107,618	119,999	109,922

Common stock price range:
High	$8.96	$8.92	$8.70	$9.41		$3.00	$4.30	$6.99	$8.60
Low	$5.84	$5.83	$6.78	$7.49		$1.63	$1.80	$3.71	$5.06

(1)	In accordance with EITF 04-8, we have assumed the conversion of our 2.75% Convertible Notes issued in October 2003, therefore, the number of shares used to compute diluted earnings per share differ from amounts previously reported in our Form 10-Qs. Using the if-converted method, we have also adjusted interest expense, net of income taxes of $0, by $825,000 for each quarter of 2004 and $633,000 for the fourth quarter of 2003 used in the calculations of diluted net income (loss) per share amounts.
     We recorded provisions for income taxes, including taxes allocated to discontinued operations, at 15% and 9.5% for the years ended December 31, 2004 and 2003, respectively, primarily due to state income taxes.
      The operations of Matrix (including 10 outpatient clinics), MK Medical, Care Focus, 125 nursing facilities and eight assisted living centers have been reported as discontinued operations for all periods presented, including 27 nursing facilities classified as held for sale during the year ended December 31, 2004, as they met the criteria under SFAS No. 144 and therefore, the results above differ from amounts previously reported in our Form 10-Qs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by SEC Rule 13a-15(b), we have carried out an evaluation as of December 31, 2004, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
      We are responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements. Management recognizes that all internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of its internal control over financial reporting based on the framework set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2004, the end of the period covered by this report.
      Our external auditors, Ernst & Young LLP, an independent registered public accounting firm, have completed an audit of management’s assessment, as stated in their report, which is included in Item 8.
Changes in Internal Control Over Financial Reporting
      There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
      Information appearing in the definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on April 21, 2005, under the headings “BEI Nominees for the Board of Directors,” “Board of Directors — Committees During 2004,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” as well as information in Question No. 27 under the heading “Answers to Frequently asked Questions,” is hereby incorporated by reference.
      We made the annual certification required by Section 303A.12(a) of the NYSE Company Manual on June 18, 2004. In addition, we have filed with the SEC as exhibits to this Form 10-K the certifications of William R. Floyd, our Chairman of the Board, President and Chief Executive Officer, and Jeffrey P. Freimark, our Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION.
      Information appearing in the definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on April 21, 2005, under the headings “Executive Compensation,” “Board of Directors — Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Nominating and Compensation committee Report on 2004 Executive Compensation,” “Stock Performance Graph” and “Employment Contracts, Termination of Employment and Change in Control Agreements” is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      Information appearing in the definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on April 21, 2005, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      Information appearing in the definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on April 21, 2005, under the heading “Certain Transactions with Management and Others” is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      Information appearing in the definitive proxy statement for the 2005 Annual Meeting of Stockholders under the headings “Ratification of the Appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for 2005” and “Audit and Compliance Committee Report” is hereby incorporated by reference.

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

BEVERLY ENTERPRISES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

		Charged
	Balance at	(Credited)		Due to
	Beginning	to		Acquisitions and		Balance at
Description	of Year	Operations	Write-offs	Dispositions	Other	End of Year

	(In thousands)
Year ended December 31, 2004:
Allowance for doubtful accounts:
Accounts receivable	$31,745	$8,898	$(17,896)	$3,732	$(159)	$26,320	*
Notes receivable	5,326	(83)	(1,746)	(58)	(216)	3,223	*

	$37,071	$8,815	$(19,642)	$3,674	$(375)	$29,543

Valuation allowance on net deferred tax assets	$169,076	$(10,792)	$—	$—	$—	$158,284	(A)

Year ended December 31, 2003:
Allowance for doubtful accounts:
Accounts receivable	$44,666	$22,743	$(30,307)	$(3,482)	$(1,875)	$31,745	*
Notes receivable	7,761	(1,138)	(4,085)	682	2,106	5,326	*

	$52,427	$21,605	$(34,392)	$(2,800)	$231	$37,071

Valuation allowance on net deferred tax assets	$199,217	$(30,141)	$—	$—	$—	$169,076	(A)

Year ended December 31, 2002:
Allowance for doubtful accounts:
Accounts receivable	$52,474	$54,558	$(60,000)	$(4,221)	$1,855	$44,666	*
Notes receivable	4,941	1,012	(39)	181	1,666	7,761	*

	$57,415	$55,570	$(60,039)	$(4,040)	$3,521	$52,427

Valuation allowance on net deferred tax assets	$153,697	$45,520	$—	$—	$—	$199,217	(A)

(A)	Represents a full valuation allowance on our net deferred tax assets.

*	Includes amounts classified in long-term other assets as well as current assets.

BEVERLY ENTERPRISES, INC.
INDEX TO EXHIBITS
(ITEM 15(a)(3))

Exhibit
Number			Description

3.1		—	Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2		—	Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.3		—	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
4.1		—	Indenture, dated as of April 25, 2001, between Beverly Enterprises, Inc., and The Bank of New York, as Trustee, with respect to Beverly Enterprises, Inc.’s 9 5/8% Senior Notes due 2009 (the “9 5/8% Senior Notes Indenture”) (incorporated by reference to Exhibit 4.3 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.2		—	First Supplemental Indenture, dated as of June 17, 2004, to the 9 5/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.3		—	Subordinated Indenture, dated as of October 22, 2003, between Beverly Enterprises, Inc, as Issuer, and The Bank of New York, as Trustee, with respect to Beverly Enterprises, Inc.’s 2.75% Convertible Subordinated Notes due 2033 (the “2.75% Note Indenture”) (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.’s Current Report on Form 8-K dated October 17, 2003)
4.4		—	First Supplement, dated October 22, 2003, to the 2.75% Note Indenture (incorporated by reference to Exhibit 4.3 to Beverly Enterprises, Inc.’s Current Report on Form 8-K dated October 17, 2003)
4.5		—	Indenture, dated as of June 25, 2004, by and among Beverly Enterprises, Inc., the subsidiary guarantors named therein, and BNY Midwest Trust Company, as Trustee, with respect to Beverly Enterprises, Inc.’s 7 7/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.6		—	Rights agreement, dated as of January 26, 2005, between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Beverly Enterprises, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K dated January 26, 2005)
10	.1*	—	Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.2*	—	1997 Long-Term Incentive Plan, as amended and restated as of June 1, 2001 (the “1997 LTIP”) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.3†*	—	First Amendment, effective as of June 1, 2004, to the 1997 LTIP
10	.4†*	—	Beverly Enterprises, Inc. Non-Employee Directors’ Stock Option Plan (as amended and restated effective as of June 1, 2004)
10	.5*	—	Beverly Enterprises, Inc. Stock Grant Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.6*	—	Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)

Exhibit
Number			Description

10	.7*	—	Form of the Beverly Enterprises, Inc. Executive Life Insurance Plan Split Dollar Agreement (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.8*	—	Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.9*	—	Amendment No. 1, effective September 29, 1994, to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.’s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10	.10*	—	Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987)
10	.11*	—	Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.12*	—	Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991)
10	.13*	—	Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992)
10	.14*	—	Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.15*	—	Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10	.16*	—	Amendment No. 6, effective as of January 1, 1996, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.17*	—	Amendment No. 7, effective as of September 1, 1997, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.18*	—	Amendment No. 8, dated as of December 11, 1997, to the Executive Retirement Plan, changing its name to the “Executive SavingsPlus Plan” (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.19*	—	Beverly Enterprises, Inc. Amended and Restated Supplemental Executive Retirement Plan effective as of April 1, 2000 (the “Supplemental Executive Retirement Plan”) (incorporated by reference to Exhibit 10.21 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.20*	—	Amendment No. 1, effective as of October 16, 2001, to the Beverly Enterprises, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.21*	—	Beverly Enterprises, Inc. Amended and Restated Executive Deferred Compensation Plan effective July 1, 2000 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.22*	—	Beverly Enterprises, Inc. Executive Deferred Compensation Plan effective December 31, 2002 (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.23*	—	First Amendment, effective March 11, 2004, to Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2004)

Exhibit
Number			Description

10	.24*	—	Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10	.25*	—	Amendment No. 1, effective as of December 3, 1997, to the Directors’ Plan (incorporated by reference to Exhibit 10.26 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.26*	—	Beverly Enterprises, Inc.’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996)
10	.27*	—	Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10	.28*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.29*	—	Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10	.30*	—	Severance Agreement and Release of Claims between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	.31*	—	Employment Contract, made as of December 6, 2001, between Beverly Enterprises, Inc. and William R. Floyd (incorporated by reference to Exhibit 10.32 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.32†*	—	Amendment, dated December 1, 2004, to Employment Agreement with William R. Floyd
10	.33*	—	Employment and Severance Agreement, made as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.33 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.34*	—	Severance Agreement and Release of Claims made as of October 5, 2002, between Beverly Enterprises, Inc. and Bobby W. Stephens (incorporated by reference to Exhibit 10.34 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.35*	—	Employment Contract, made as of April 1, 2000, between Beverly Enterprises, Inc. and Douglas J. Babb (incorporated by reference to Exhibit 10.35 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.36†*	—	Amendment, dated December 1, 2004, to Employment Agreement between Beverly Enterprises, Inc. and Douglas J. Babb
10	.37*	—	Severance Agreement and Release of Claims made as of October 11, 2002, between Beverly Enterprises, Inc. and Michael J. Matheny (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.38*	—	Severance Agreement and Release of Claims made as of December 31, 2001, between Beverly Enterprises, Inc. and T. Jerald Moore (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.39*	—	Employment Agreement, dated February 15, 2001, between Beverly Enterprises, Inc. and William A. Mathies (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10	.40*	—	Form of Employment Contract, made as of August 22, 1997, between New Beverly Holdings, Inc. and certain of its officers (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on September 22, 1997 (File No. 333-28521))
10	.41*	—	Retention Stock Option Agreement, effective as of June 1, 2001, between Beverly Enterprises, Inc. and David R. Devereaux (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit
Number			Description

10	.42*	—	Description of Non-Employee Directors Group Term Life Insurance Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.43*	—	Performance based Stock Option Award, dated June 6, 2002, to Jeffrey P. Freimark pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.44*	—	Performance based Stock Option Award, dated June 6, 2002, to L. Darlene Burch pursuant to Process Improvement Team Awards Program (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.45*	—	Description of Long Term Disability Policy for William R. Floyd (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.46*	—	Employment Agreement, made as of December 31, 2001, between Beverly Enterprises, Inc. and Jeffrey P. Freimark (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.47†*	—	Amendment, dated December 1, 2004, to Employment Agreement between Beverly Enterprises, Inc. and Jeffrey P. Freimark
10	.48*	—	Demand Promissory Note, made as of April 1, 2002, by Richard D. Skelly, Jr. for the benefit of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10	.49*	—	Enhanced Supplemental Executive Retirement Plan, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 30, 2004)
10	.50*	—	Form of Long-Term Incentive Plan Notice (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.51*	—	Form of Restricted Stock Agreement for Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.52*	—	Form of Restricted Stock Agreement for the 1997 LTIP (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Form 10-Q for the quarter ended September 30, 2004)
10	.53*	—	Form of Option Agreement for the Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.54*	—	Form of Option Agreement for the 1997 LTIP (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.55		—	Master Lease Document — General Terms and Conditions, dated December 30, 1985, for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California Corporation’s Annual Report on Form 10-K for the year ended December 31, 1985)
10.56		—	Agreement to Sale of Nursing Home Properties, dated as of July 13, 2001, among Beverly Enterprises Florida, Inc., Beverly Health and Rehabilitation Services, Inc., Beverly Savana Cay Manor, Inc., Vantage Healthcare Corporation, Peterson Health Care, Inc. and NMC of Florida, LLC (the “Florida Sale Agreement”) (incorporated by reference to Exhibit 10.36 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.57		—	First Amendment to Florida Sale Agreement, dated as of August 30, 2001 (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.58		—	Second Amendment to Florida Sale Agreement, dated as of October 29, 2001 (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Number		Description

10.59	—	Amendment No. 5 to Amended and Restated Participation Agreement, dated as of December 20, 2002 (incorporated by reference to Exhibit 10.59 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.60	—	Amendment No. 6 to Amended and Restated Participation Agreement, dated as of February 28, 2003 (incorporated by reference to Exhibit 10.60 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) [Note: Confidential treatment has been requested for portions of this document.]
10.61	—	Amended and Restated Credit Agreement, dated as of April 25, 2001, among Beverly Enterprises, Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York, as Issuing Bank and Agent (the ‘Morgan Credit Agreement”) (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.62	—	Amendment No. 1 to the Morgan Credit Agreement, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report for the year ended December 31, 2001)
10.63	—	Amendment No. 3 to the Morgan Credit Agreement, dated as of December 20, 2002 (incorporated by reference to Exhibit 10.65 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.64	—	Amendment No. 4 to the Morgan Credit Agreement, dated as of February 28, 2003 (incorporated by reference to Exhibit 10.66 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) [Note: Confidential treatment has been requested for portions of this document.]
10.65	—	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Beverly Enterprises, Inc. (the “Corporate Integrity Agreement”) (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.66	—	First Amendment to the Corporate Integrity Agreement (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2004)
10.67	—	Second Amendment to the Corporate Integrity Agreement (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2004)
10.68	—	Plea Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.69	—	Addendum to Plea Agreement (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.70	—	Settlement Agreement between the United States of America, Beverly Enterprises, Inc. and Domenic Todarello (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.71	—	Agreement Regarding the Operations of Beverly Enterprises — California, Inc. (incorporated by reference to Exhibit 10.47 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.72	—	Settlement Agreement, effective October 15, 2002, between the Centers for Medicare and Medicaid Services, United States Department of Health and Human Services and Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.73	—	Permanent Injunction and Final Judgment, entered on August 1, 2002, in People of the State of California v. Beverly Enterprises, Inc.; Beverly Health and Rehabilitation Services, Inc.; Beverly Enterprises — California, Inc.; and Beverly Healthcare — California, Inc., Superior Court of the State of California For the County of Santa Barbara (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number			Description

10.74		—	Waiver of Constitutional Rights and Plea Form and Court Finding and Order, dated August 1, 2002, in The People of California v. Beverly Enterprises — California, Inc., Superior Court of the State of California For the County of Santa Barbara (S.C. No. 1094923) (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.75		—	Investigation Conclusion letter dated August 1, 2002, from the State of California Department of Justice (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.76		—	Loan Agreement, dated as of December 24, 2002, between Beverly Enterprises — Washington, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.76 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.77		—	Guaranty, dated December 24, 2002, between Beverly Enterprises, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.77 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.78		—	Credit Agreement, dated as of October 22, 2003, (the “Lehman Credit Agreement”) among Beverly Enterprises, Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., Bank of Montreal and General Electric Capital Corporation [Note: Confidential treatment has been requested for portions of this document.] (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.79		—	Guaranty and Collateral Agreement, dated as of October 22, 2003 (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.80		—	First Amendment, dated as of May 13, 2004, to the Lehman Credit Agreement (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.’s Quarter Report on Form 10-Q for the quarter ended June 30, 2004)
10.81		—	Second Amendment, dated as of June 17, 2004, to the Lehman Credit Agreement (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.’s Quarter Report on Form 10-Q for the quarter ended June 30, 2004)
10.82		—	Asset Purchase Agreement (“Hospice USA Asset Purchase Agreement”), dated as of May 27, 2004, by and among Hospice USA, LLC, the Affiliated Sellers named therein, and Hospice Preferred Choice, Inc. (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.83		—	First Amendment, dated as of July 30, 2004, to Hospice USA Asset Purchase Agreement (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.84		—	Purchase Agreement, dated as of June 18, 2004, by and among Beverly Enterprises, Inc., the subsidiary guarantors named therein and Lehman Brothers Inc. and J.P. Morgan Securities Inc., as the Initial Purchasers, with respect to Beverly Enterprises, Inc.’s 7 7/8% Senior Subordinated Notes (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.85		—	Registration Rights Agreement, dated as of June 25, 2004, by and among Beverly Enterprises, Inc., the subsidiary guarantors named therein and Lehman Brothers Inc. and J.P. Morgan Securities Inc. as the Initial Purchasers (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.86		—	Dealer Manager and Solicitation Agent Agreement, dated as of June 8, 2004, by and between Beverly Enterprises, Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.87		—	Credit Agreement, dated as of October 6, 2004, among Beverly Funding Corporation, Merrill Lynch Capital (as agent and lender) and Additional Lenders From Time to Time Party Thereto (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K dated October 6, 2004)
10	.88†*	—	Employment Contract, made as of December 4, 2003, between Beverly Enterprises, Inc. and Cindy Susienka

Exhibit
Number			Description

10	.89†*	—	Beverly Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated effective July 1, 2000 (the “ESPP”)
10	.90†*	—	First Amendment to the ESPP, effective January 1, 2003
21	.1†	—	Subsidiaries of Registrant
23	.1†	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	.1†	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31	.2†	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	.1†	—	Section 1350 Certification of Chief Executive Officer
32	.2†	—	Section 1350 Certification of Chief Financial Officer

*	Indicates management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

†	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beverly Enterprises, Inc.
Registrant
Dated: March 15, 2005

By:	/s/ William R. Floyd

William R. Floyd
Chairman of the Board, President,
Chief Executive Officer and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ William R. Floyd William R. Floyd	Chairman of the Board, President, Chief Executive Officer and Director	March 15, 2005

/s/ Jeffrey P. Freimark Jeffrey P. Freimark	Executive Vice President, Chief Financial and Information Officer	March 15, 2005

/s/ Pamela H. Daniels Pamela H. Daniels	Senior Vice President, Controller and Chief Accounting Officer	March 15, 2005

/s/ Melanie Creagan Dreher Melanie Creagan Dreher	Director	March 15, 2005

/s/ John D. Fowler, Jr. John D. Fowler, Jr.	Director	March 15, 2005

/s/ John P. Howe, III John P. Howe, III	Director	March 15, 2005

/s/ James W. McLane James W. McLane	Director	March 15, 2005

/s/ Ivan R. Sabel Ivan R. Sabel	Director	March 15, 2005

/s/ Donald L. Seeley Donald L. Seeley	Director	March 15, 2005

/s/ Marilyn R. Seymann Marilyn R. Seymann	Director	March 15, 2005