Form 10-Q
period 2005-03-31
BEVERLY ENTERPRISES INC
filed 2005-05-04
CIK 1040441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
(479) 201-2000
Registrant’s website:
www.beverlycorp.com
      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares, at April 29, 2005 — 109,488,273

FORWARD LOOKING STATEMENTS
      References throughout this document to the Company include Beverly Enterprises, Inc. and its wholly owned subsidiaries (“BEI”). In accordance with the Securities and Exchange Commission (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to BEI and its wholly owned subsidiaries and not to any other person.
      This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning and include, but are not limited to, statements about our expected future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in, among other things, political, economic, business, competitive, market, regulatory, demographic and other factors. In addition, our results of operations and financial condition, cash flows and liquidity may be adversely impacted by the ongoing sales process (see Item 1. — Note 4). The sales process may impact our ability to attract and retain customers, management and employees and will result in the incurrence of significant advisory fees, legal fees and other expenses. We undertake no obligation to publicly update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.
      You should also refer to “Item 1. Business” in our Annual Report on Form  10-K for the fiscal year ended December 31, 2004 for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risks inherent in them. You should carefully consider the risks described and referred to in the annual report before making any investment decisions regarding our securities. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of these risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected. In that case, the trading price of our common stock and value of our other outstanding securities could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that any forward-looking statements, which speak only as of the date of this report will, in fact, transpire, and, therefore, we caution you not to place undue reliance on them.

BEVERLY ENTERPRISES, INC.
FORM 10-Q
March 31, 2005

PART I
ITEM 1.     FINANCIAL STATEMENTS.
BEVERLY ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2005	2004

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$233,810	$215,665
Accounts receivable — less allowance for doubtful accounts: 2005 — $25,715; 2004 — $26,320	276,269	235,477
Notes receivable, less allowance for doubtful notes: 2005 — $1,999; 2004 — $1,686	5,012	2,786
Operating supplies	9,145	9,181
Assets held for sale	11,443	14,898
Prepaid expenses and other	31,511	37,266

Total current assets	567,190	515,273
Property and equipment, net	657,368	653,656
Other assets:
Goodwill, net	122,863	124,066
Other, less allowance for doubtful accounts and notes: 2005 — $1,654; 2004 — $1,538	69,746	68,390

Total other assets	192,609	192,456

	$1,417,167	$1,361,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,440	$67,778
Accrued wages and related liabilities	84,623	104,037
Accrued interest	8,865	3,602
General and professional liabilities	57,099	54,216
Federal government settlement obligations	14,711	14,359
Liabilities held for sale	—	676
Other accrued liabilities	126,310	83,097
Current portion of long-term debt	12,167	12,240

Total current liabilities	379,215	340,005
Long-term debt	543,931	545,943
Other liabilities and deferred items	200,692	203,024
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2005 — 117,956,353; 2004 — 116,621,715	11,796	11,662
Additional paid-in capital	908,179	902,053
Accumulated deficit	(518,148)	(532,804)
Treasury stock, at cost: 8,283,316	(108,498)	(108,498)

Total stockholders’ equity	293,329	272,413

	$1,417,167	$1,361,385

Note:	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes.

BEVERLY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2005	2004

Revenues	$562,480	$480,618
Costs and expenses:
Wages and related	304,599	274,303
Provision for insurance and related items	29,920	28,356
Other operating and administrative	169,325	127,409
Depreciation and amortization	16,784	14,907
Asset impairments, workforce reductions and other unusual items	(116)	2,824

Total costs and expenses	520,512	447,799

Income before other income (expenses)	41,968	32,819
Other income (expenses):
Interest expense	(10,597)	(11,804)
Interest income	2,063	1,523
Costs related to the sales process of the Company	(18,721)	—
Net gains on dispositions	84	37

Total other expenses, net	(27,171)	(10,244)

Income before provision for income taxes and discontinued operations	14,797	22,575
Provision for income taxes	1,547	1,442

Income before discontinued operations	13,250	21,133
Discontinued operations, net of taxes: 2005 — $(1,495); 2004 — $423	1,406	2,306

Net income	$14,656	$23,439

Net income per share of common stock:
Basic:
Before discontinued operations	$0.12	$0.20
Discontinued operations, net of taxes	0.01	0.02

Net income per share of common stock	$0.13	$0.22

Shares used to compute basic net income per share	108,738	107,331

Diluted:
Before discontinued operations	$0.11	$0.18
Discontinued operations, net of taxes	0.01	0.02

Net income per share of common stock	$0.12	$0.20

Shares used to compute diluted net income per share	126,327	123,888

See accompanying notes.

BEVERLY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Net income	$14,656	$23,439
Adjustments to reconcile net income to net cash provided by (used for) operating activities, including discontinued operations:
Depreciation and amortization	17,061	15,766
Provision for reserves on accounts, notes and other receivables, net	1,711	6,194
Amortization of deferred financing costs	653	624
Asset impairments, workforce reductions and other unusual items	(323)	4,082
Costs related to the sales process of the Company	18,721	—
Losses (gains) on dispositions of facilities and other assets, net	795	(4,508)
Insurance related accounts	704	(572)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(43,227)	(59,324)
Operating supplies	62	104
Prepaid expenses and other receivables	3,141	3,923
Accounts payable and other accrued expenses	20,277	(21,602)
Income taxes payable	2,178	(585)
Other, net	(1,639)	(4,113)

Total adjustments	20,114	(60,011)

Net cash provided by (used for) operating activities	34,770	(36,572)
Cash flows from investing activities:
Capital expenditures	(20,479)	(9,777)
Proceeds from dispositions of facilities and other assets, net	994	19,198
Collections on notes receivable	29	6,765
Proceeds from (payments for) designated funds, net	533	(714)
Other, net	703	(3,746)

Net cash provided by (used for) investing activities	(18,220)	11,726
Cash flows from financing activities:
Repayments of long-term debt	(2,085)	(3,629)
Proceeds from exercise of stock options	3,884	293
Deferred financing costs paid	(204)	(406)

Net cash provided by (used for) financing activities	1,595	(3,742)

Net increase (decrease) in cash and cash equivalents	18,145	(28,588)
Cash and cash equivalents at beginning of period	215,665	258,815

Cash and cash equivalents at end of period	$233,810	$230,227

Supplemental schedule of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$4,681	$5,218
Income tax payments (refunds), net	(2,126)	2,450
See accompanying notes.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1.	General

Basis of Presentation
      We have prepared these condensed consolidated financial statements without audit. In management’s opinion, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our results of operations and cash flows for the three months ended March 31, 2005 and 2004, and our financial condition at March 31, 2005 and December 31, 2004, in accordance with the rules and regulations of the SEC. Although certain information and footnote disclosures required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC. Our results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for a full year.

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

Revenues
      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our revenues for each of the three months ended March 31, 2005 and 2004, were derived from federal and state medical assistance programs (primarily Medicare and Medicaid). We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.
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
      Retroactive adjustments are estimated in the recording of revenues in accordance with the state plan provisions in effect during the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known, as state plan provisions are retroactively changed or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. During the three months ended March 31, 2005, we recorded the impact of an approved Medicaid plan change for the state of Pennsylvania, which resulted in

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 1.	General — (Continued)
an increase in revenues and “Accounts receivable” of $35.7 million related to prior years and an increase in provider tax expense and “Other accrued liabilities” of $28.3 million. This resulted in a net increase in pre-tax income of $7.4 million. All other changes in estimates related to third party receivables resulted in an increase in revenues from continuing operations of $739,000 and $1.8 million for the three months ended March 31, 2005 and 2004, respectively. We believe adequate provision has been made to reflect any adjustments that could result from subsequent audits or reviews.
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

Earnings Per Share
      The following table sets forth the calculation of basic and diluted earnings per share from continuing operations for the three months ended March 31 (in thousands, except per share amounts):

	2005	2004

Numerator:
Numerator for basic net income per share from continuing operations	$13,250	$21,133
Effect of dilutive securities:
Interest on 2.75% convertible subordinated notes, net of income taxes of $0	827	824

Numerator for diluted net income per share from continuing operations	$14,077	$21,957

Denominator:
Denominator for basic net income per share from continuing operations — weighted average shares	108,738	107,331
Effect of dilutive securities:
Employee stock options	2,157	1,125
2.75% convertible subordinated notes	15,432	15,432

Denominator for diluted net income per share from continuing operations — adjusted weighted average shares and assumed conversions	126,327	123,888

Basic net income per share from continuing operations	$0.12	$0.20

Diluted net income per share from continuing operations	$0.11	$0.18

      Diluted net income per share from continuing operations does not include the impact of 345,000 and 1.8 million of employee stock options outstanding for the three months ended March 31, 2005 and 2004, respectively, because their effect would have been antidilutive. In accordance with Emerging Issues Task Force 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, we have included the dilutive effect of our 2.75% convertible subordinated notes, on an if-converted basis, in our calculation of diluted net income per share from continuing operations.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 2.	Insurance
      We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care and related services provided to date. These provisions are based primarily upon the results of independent actuarial valuations, prepared by experienced actuaries. These independent valuations are formally prepared twice each year using the most recent trends of claims, settlements and other relevant data. In addition to the estimate of retained losses, our provision for insurance includes accruals for insurance premiums and related costs for the coverage period and our estimate of any experience adjustments to premiums.
      The following table summarizes our provision for insurance and related items for the three months ended March 31 (in thousands):

	2005	2004

General and professional liability:
Continuing operations	$19,076	$17,433
Discontinued operations	1,790	4,284

	$20,866	$21,717

Workers’ compensation:
Continuing operations	$8,561	$7,689
Discontinued operations	1,427	1,135

	$9,988	$8,824

Other insurance:
Continuing operations	$2,283	$3,234
Discontinued operations	65	108

	$2,348	$3,342

Total provision for insurance and related items:
Continuing operations	$29,920	$28,356
Discontinued operations	3,282	5,527

	$33,202	$33,883

      Our insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

	March 31,	December 31,
	2005	2004

Accrued wages and related liabilities	$488	$488
General and professional liabilities	57,099	54,216
Other liabilities and deferred items	115,755	117,962

	$173,342	$172,666

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 3.	Asset Impairments, Workforce Reductions and Other Unusual Items
      We recorded pre-tax charges (credits) for asset impairments, workforce reductions and other unusual items as follows for the three months ended March 31 (in thousands):

	2005	2004

Asset impairments	$(112)	$2,885
Workforce reductions	—	(132)
Other unusual items, including exit costs	(4)	71

	$(116)	$2,824

Asset Impairments
      During 2005, we recorded a credit of $112,000, primarily related to the sale of a previously impaired asset at an amount above its carrying value. During March 2004, we recorded asset impairments of $2.9 million, primarily related to the write-down of property and equipment on two nursing facilities included in the Nursing Facilities segment. During the first quarter of 2004, management made a determination to close these nursing facilities, which led to an impairment assessment. We estimated the fair market values of these facilities based on sales values for the land and buildings.

Workforce Reductions
      During the three months ended March 31, 2004, we recorded $214,000 for workforce reductions, less $346,000 in related credits primarily due to the cancellation of restricted stock. The $214,000 for workforce reductions primarily related to six associates who were notified in the first quarter of 2004 that their positions would be eliminated and included $196,000 of cash expenses, which was paid during the year ended December 31, 2004.

Other Unusual Items
      During the three months ended March 31, 2005 and 2004, we recorded special pre-tax credits of $4,000 and special pre-tax charges of $71,000, respectively, for certain exit costs under retention and severance agreements with employees associated with facilities affected by our divestiture strategy. The following table summarizes activity in our accruals for estimated workforce reductions and exit costs for the three months ended March 31 (in thousands):

	2005		2004

	Workforce	Exit	Workforce	Exit
	Reductions	Costs	Reductions	Costs

Balance beginning of quarter	$1,166	$4,572	$3,029	$7,270
Charged to continuing operations	—	(4)	196	71
Charged to discontinued operations	—	1,331	—	1,596
Cash payments	(654)	(900)	(1,114)	(1,194)
Reversals	(19)	(84)	18	—

Balance end of quarter	$493	$4,915	$2,129	$7,743

      Workforce reduction and exit cost accruals are included in “Accrued wages and related liabilities” and “Other accrued liabilities” on our condensed consolidated balance sheets.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 4.	Sale of the Company and Related Items
      In January 2005, a group including Formation Capital, LLC, Appaloosa Management, LP, Franklin Mutual Advisers LLC and Northbrook NBV LLC (the “Formation Capital Consortium”), publicly announced an unsolicited indication of interest in acquiring all of our outstanding common stock. Arnold M. Whitman, the Chief Executive Officer of Formation Capital, also nominated a slate of six individuals for election to our Board of Directors.
      On February 3, 2005, our Board of Directors unanimously rejected the Formation Capital Consortium’s proposal. On March 22, 2005, we announced that our Board of Directors had unanimously voted to conduct an auction process to maximize value for all of our stockholders as soon as practicable through a sale of BEI. The Board also adopted procedures to enable the beneficial owners of not less than 20% of our outstanding common stock to cause us to call a special meeting of stockholders to be held on October 21, 2005 to remove and replace the Board and for the nomination of individuals for election as directors at the special meeting, if held.
      On April 11, 2005, we entered into a Settlement Agreement with the Formation Capital Consortium and Mr. Whitman under which the Formation Capital Consortium and Mr. Whitman agreed to discontinue the solicitation of proxies in connection with the Company’s April 21, 2005 Annual Meeting of Stockholders and Mr. Whitman withdrew his nominees for election to our Board of Directors and other proposals for consideration at the 2005 Annual Meeting. In addition, we agreed to reimburse the Formation Capital Consortium for up to $600,000 of out-of-pocket fees and expenses incurred by them and Mr. Whitman in connection with their proxy solicitation. We have also entered into a Confidentiality Agreement with the members of the Formation Capital Consortium under which the Formation Capital Consortium and its representatives may examine our confidential information for the purpose of evaluating a possible transaction with us pursuant to the same restrictions imposed on other bidders involved in the sales process. We committed in the Confidentiality Agreement to allow the Formation Capital Consortium to participate in our on-going sales process on the same basis as all other potential buyers.
      Our results of operations, financial condition and cash flows may be adversely impacted by the ongoing sales process. To date, we have incurred various costs as a result of the expression of interest, the proxy contest and the sales process including legal, investment banking advisory fees and other related costs. During the three months ended March 31, 2005, we engaged two investment banking firms to assist us in evaluating proposals, both solicited and unsolicited, to acquire the Company or any of its assets or businesses. Under the terms of the engagement we are required to pay a fee to these two firms equal to a percentage of any consideration received in connection with a sale of the Company, with their percentage compensation increasing with an increase in the sales value, or a flat fee if no sale was to occur. As a result, we recorded a liability of $16.5 million at March 31, 2005. In addition, we have incurred other costs related to the proxy contest and have recorded a liability of $2.2 million of which $807,000 was paid and $1.4 million remains accrued at March 31, 2005. In addition, the sales process may impact our ability to attract and retain customers, management and employees and may result in the incurrence of significant additional advisory fees, legal fees and other expenses; however the amount and impact of these potential additional expenses cannot be reasonably estimated at this time.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 5.	Discontinued Operations
      During the three months ended March 31, 2005, we recognized net pre-tax losses of $878,000 relating to the following 2005 disposal activities:

•	five nursing facilities (456 beds) for cash proceeds totaling $134,000. These assets were part of our Nursing Facilities segment and were held for sale as of December 31, 2004; and

•	10 outpatient clinics for $4.6 million, including $710,000 in cash and $3.9 million of notes receivable. These assets and related liabilities were part of our former Matrix segment and were held for sale as of December 31, 2004.
      We have included the remaining assets of 22 facilities (2,116 beds) of our Nursing Facilities segment as held for sale in the accompanying condensed consolidated balance sheet as of March 31, 2005. We expect to dispose of these facilities in the next three to six months. The remaining assets and liabilities of our former Matrix segment and the assets of 27 nursing facilities were included in assets and liabilities held for sale as of December 31, 2004.
      A summary of the asset and liability line items from which the reclassifications have been made at March 31, 2005 and December 31, 2004 is as follows (in thousands):

	2005	2004

	Nursing	Nursing
	Facilities	Facilities	Matrix	Total

Current assets	$453	$479	$1,970	$2,449
Property and equipment, net	10,785	10,655	1,212	11,867
Goodwill	—	—	332	332
Other assets	205	222	28	250

Total assets held for sale	$11,443	$11,356	$3,542	$14,898

Current liabilities held for sale	$—	$—	$676	$676

      The results of operations of disposed facilities and other assets in the three months ended March 31, 2005, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of income. Also included in discontinued operations are the gains and losses on sales and exit costs relative to these transactions. Discontinued operations for the three months ended March 31, 2004 also include the results of operations for all facilities, clinics and businesses disposed of during 2004.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 5.	Discontinued Operations — (Continued)
      A summary of discontinued operations by operating segment for the three months ended March 31 is as follows (in thousands):

	2005				2004

	Nursing		Home		Nursing		Home
	Facilities	Matrix	Care	Total	Facilities	Matrix	Care	Total

Revenues	$30,159	$2,546	$—	$32,705	$49,131	$3,301	$148	$52,580

Operating income (loss)(1)	$274	$405	$(97)	$582	$(630)	$153	$(7)	$(484)
Gain (loss) on sales and exit costs	(878)	—	—	(878)	4,488	—	(17)	4,471
Impairments and other unusual items	207	—	—	207	(1,258)	—	—	(1,258)

Pre-tax income (loss)	$(397)	$405	$(97)	(89)	$2,600	$153	$(24)	2,729

Provision for (benefit from) state income taxes				(1,495)				423

Discontinued operations, net of taxes				$1,406				$2,306

(1)	Includes net interest income of $3,000 for 2005 and net interest expense of $44,000 for 2004, as well as depreciation and amortization expense of $277,000 and $859,000 for 2005 and 2004, respectively.
Note 6.     Long-Term Debt
      As of April 1, 2005, our 2.75% convertible subordinated notes became eligible for conversion into common stock. Under the indenture governing the notes, a holder may convert any of their notes into our common stock during any fiscal quarter if the sale price of our common stock for at least 20 consecutive trading days in the 30 trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120 percent of the conversion price on that 30th trading day.
      Our 7 7/8% senior subordinated notes are jointly and severally, fully and unconditionally guaranteed by most of our subsidiaries (the “Guarantor Subsidiaries”). As of March 31, 2005, the non-guarantor subsidiaries included Beverly Indemnity, Ltd., our captive insurance subsidiary, and Beverly Funding Corporation, our receivables-backed financing subsidiary (the “Non-Guarantor Subsidiaries”). Since the carrying value of the assets of the non-guarantor subsidiaries exceeds three percent of the consolidated assets of Beverly Enterprises, Inc., we are required to disclose consolidating financial statements in our periodic filings with the SEC.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating balance sheets as of March 31, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$151,563	$6,476	$75,771	$—	$233,810
Accounts receivable, less allowance for doubtful accounts	4,887	229,450	42,108	(176)	276,269
Notes receivable, less allowance for doubtful notes	2,206	2,772	34	—	5,012
Operating supplies	124	9,021	—	—	9,145
Assets held for sale	—	11,443	—	—	11,443
Prepaid expenses and other	7,552	7,966	15,993	—	31,511

Total current assets	166,332	267,128	133,906	(176)	567,190
Property and equipment, net	6,370	650,998	—	—	657,368
Other assets:
Goodwill, net	—	122,863	—	—	122,863
Other, less allowance for doubtful accounts and notes	302,887	30,659	701	(264,501)	69,746
Due from affiliates	442,742	—	109,760	(552,502)	—

Total other assets	745,629	153,522	110,461	(817,003)	192,609

	$918,331	$1,071,648	$244,367	$(817,179)	$1,417,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,303	$65,137	$—	$—	$75,440
Accrued wages and related liabilities	20,137	64,486	—	—	84,623
Accrued interest	7,458	1,100	307	—	8,865
General and professional liabilities	18,903	—	38,196	—	57,099
Federal government settlement obligations	—	14,711	—	—	14,711
Liabilities held for sale	—	—	—	—	—
Other accrued liabilities	30,905	95,581	—	(176)	126,310
Current portion of long-term debt	1,350	10,817	—	—	12,167

Total current liabilities	89,056	251,832	38,503	(176)	379,215
Long-term debt	467,583	76,348	—	—	543,931
Other liabilities and deferred items	68,363	54,779	77,550	—	200,692
Due to affiliates	—	552,502	—	(552,502)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	11,796	5,908	121	(6,029)	11,796
Additional paid-in capital	908,179	414,340	44,434	(458,774)	908,179
Retained earnings (accumulated deficit)	(518,148)	(284,061)	83,759	200,302	(518,148)
Treasury stock, at cost	(108,498)	—	—	—	(108,498)

Total stockholders’ equity	293,329	136,187	128,314	(264,501)	293,329

	$918,331	$1,071,648	$244,367	$(817,179)	$1,417,167

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating balance sheets as of December 31, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of income for the three months ended March 31, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$191	$562,289	$14,185	$(14,185)	$562,480
Costs and expenses:
Wages and related	17,477	287,122	—	—	304,599
Provision for insurance and related items	1,407	28,513	14,364	(14,364)	29,920
Other operating and administrative	26,577	142,902	155	(309)	169,325
Overhead allocation	(20,401)	20,401	—	—	—
Depreciation and amortization	1,570	15,214	—	—	16,784
Asset impairments, workforce reductions and other unusual items	—	(116)	—	—	(116)

Total costs and expenses	26,630	494,036	14,519	(14,673)	520,512

Income (loss) before other income (expenses)	(26,439)	68,253	(334)	488	41,968
Other income (expenses):
Interest expense	—	(11,613)	(176)	1,192	(10,597)
Interest income	1,387	214	1,654	(1,192)	2,063
Costs related to the sales process of the Company	(18,721)	—	—	—	(18,721)
Net gains on dispositions	—	84	—	—	84
Equity in income of affiliates	59,976	—	—	(59,976)	—

Total other income (expenses), net	42,642	(11,315)	1,478	(59,976)	(27,171)

Income before provision for income taxes and discontinued operations	16,203	56,938	1,144	(59,488)	14,797
Provision for income taxes	1,547	—	—	—	1,547

Income before discontinued operations	14,656	56,938	1,144	(59,488)	13,250
Discontinued operations, net of taxes of $(1,495)	—	1,406	—	—	1,406

Net income	$14,656	$58,344	$1,144	$(59,488)	$14,656

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of income for the three months ended March 31, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$1,039	$479,579	$12,847	$(12,847)	$480,618
Costs and expenses:
Wages and related	11,724	262,579	—	—	274,303
Provision for insurance and related items	2,389	25,967	11,665	(11,665)	28,356
Other operating and administrative	5,732	121,677	—	—	127,409
Overhead allocation	(20,282)	20,282	—	—	—
Depreciation and amortization	1,542	13,365	—	—	14,907
Asset impairments, workforce reductions and other unusual items	(225)	3,049	—	—	2,824

Total costs and expenses	880	446,919	11,665	(11,665)	447,799

Income (loss) before other income (expenses)	159	32,660	1,182	(1,182)	32,819
Other income (expenses):
Interest expense	—	(13,139)	—	1,335	(11,804)
Interest income	743	628	1,487	(1,335)	1,523
Net gains on dispositions	—	37	—	—	37
Equity in income of affiliates	23,979	—	—	(23,979)	—

Total other income (expenses), net	24,722	(12,474)	1,487	(23,979)	(10,244)

Income before provision for income taxes and discontinued operations	24,881	20,186	2,669	(25,161)	22,575
Provision for income taxes	1,442	—	—	—	1,442

Income before discontinued operations	23,439	20,186	2,669	(25,161)	21,133
Discontinued operations, net of taxes of $423	—	2,306	—	—	2,306

Net income	$23,439	$22,492	$2,669	$(25,161)	$23,439

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of cash flows for the three months ended March 31, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows provided by (used for) operating activities:	$5,868	$20,968	$7,934	$34,770
Cash flows from investing activities:
Capital expenditures	(2,233)	(18,246)	—	(20,479)
Proceeds from dispositions of facilities and other assets, net	—	994	—	994
Collections on notes receivable	—	29	—	29
Proceeds from (payments for) designated funds, net	(35)	568	—	533
Other, net	2,064	(1,327)	(34)	703

Net cash used for investing activities	(204)	(17,982)	(34)	(18,220)
Cash flows from financing activities:
Repayments of long-term debt	(338)	(1,747)	—	(2,085)
Proceeds from exercise of stock options	3,884	—	—	3,884
Deferred financing costs paid	(162)	—	(42)	(204)

Net cash provided by (used for) financing activities	3,384	(1,747)	(42)	1,595

Net increase (decrease) in cash and cash equivalents	9,048	1,239	7,858	18,145
Cash and cash equivalents at beginning of period	142,515	5,237	67,913	215,665

Cash and cash equivalents at end of period	$151,563	$6,476	$75,771	$233,810

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of cash flows for the three months ended March 31, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows provided by (used for) operating activities:	$(41,051)	$(8,691)	$13,170	$(36,572)
Cash flows from investing activities:
Capital expenditures	(987)	(8,790)	—	(9,777)
Proceeds from dispositions of facilities and other assets, net	—	19,198	—	19,198
Collections on notes receivable	—	6,765	—	6,765
Payments for designated funds, net	(3)	(711)	—	(714)
Other, net	(881)	(2,865)	—	(3,746)

Net cash used for investing activities	(1,871)	13,597	—	11,726
Cash flows from financing activities:
Repayments of long-term debt	(338)	(3,291)	—	(3,629)
Proceeds from exercise of stock options	293	—	—	293
Deferred financing costs paid	(406)	—	—	(406)

Net cash provided by (used for) financing activities	(451)	(3,291)	—	(3,742)

Net increase (decrease) in cash and cash equivalents	(43,373)	1,615	13,170	(28,588)
Cash and cash equivalents at beginning of period	223,575	5,351	29,889	258,815

Cash and cash equivalents at end of period	$180,202	$6,966	$43,059	$230,227

Note 7.	Income Taxes
      The provisions for income taxes from continuing operations of $1.5 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively, primarily relate to state income taxes estimated to be due in “separate return” filing states where we conduct business and to federal alternative minimum tax (“AMT”). We recorded a tax benefit in discontinued operations of $1.5 million for the three months ended March 31, 2005, related to state tax refunds in a state where we have ceased operations.
      The provisions differ from those calculated using the federal statutory rate due to changes in the valuation allowance, established at December 31, 2001, for net deferred tax assets. In 2005, the valuation allowance decreased $36.5 million primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards, general business credits and AMT credits to offset taxable income during the quarter. In 2004, the valuation allowance decreased primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards to offset taxable income during the quarter, partially offset by an increase in AMT credits generated during the quarter.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 8.	Stockholders’ Equity
      During March 2005, we issued approximately 722,000 shares of restricted stock to certain officers and other employees, all of which vest on the third anniversary of the grant date. If these additional shares had been issued prior to January 1, 2005, there would have been no material impact on our diluted net income per share for the three months ended March 31, 2005.
      Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), issued on December 31, 2002, provides companies alternative methods of transitioning to the fair value method of accounting for stock-based compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based compensation. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant and are accounted for under the intrinsic value method. We are in compliance with the current accounting rules regarding stock-based compensation (see discussion of SFAS No. 123R below).
      For purposes of pro forma disclosures, the estimated fair market value of all outstanding stock options is amortized to expense over the respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The pro forma effects are not necessarily indicative of the effects on future quarters or future years. The following table summarizes our pro forma net income and diluted net income per share for the three months ended March 31 assuming we accounted for our stock option grants using the fair value method, (in thousands, except per share amounts):

	2005	2004

Reported net income(a)	$14,656	$23,439
Stock option compensation expense	1,148	1,790

Pro forma net income	$13,508	$21,649

Reported basic net income per share	$0.13	$0.22

Pro forma basic net income per share	$0.12	$0.20

Reported diluted net income per share	$0.12	$0.20

Pro forma diluted net income per share	$0.11	$0.18

(a)	Includes total charges to our condensed consolidated statements of income related to restricted stock grants for the three months ended March 31, 2005 and 2004 of approximately $1.4 million and $620,000, respectively.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which eliminates the intrinsic value method as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies guidance surrounding measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.
      In the first quarter of 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided further clarification on the implementation of SFAS No. 123R and provided alternative phase-in methods. The SEC

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 8.	Stockholders’ Equity — (Continued)
announced in the second quarter of 2005 that it is extending the phase-in period, which will extend our effective date for implementation of SFAS No. 123R to January 1, 2006. We expect to use the modified version of prospective application when we implement SFAS No. 123R. Based on the estimated value of unvested stock options, we expect wages and related expenses to increase $469,000 in 2006.

Note 9.	Contingencies and Legal Proceedings
      We are contingently liable for approximately $11.8 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $56.0 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have recorded approximately $685,000, included in “Other accrued liabilities” on the condensed consolidated balance sheets, as the estimated fair value of guarantees.
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(Unaudited)

Note 10.	Segment Information — (Continued)
      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing					Discontinued
	Facilities	Aegis(1)	AseraCare	All Other(2)	Total	Operations(3)

Three months ended March 31, 2005
Revenues from external customers	$500,872	$36,204	$24,043	$1,361	$562,480	$32,705
Intercompany revenues	87	40,462	—	708	41,257	—
Interest income	86	5	57	1,915	2,063	3
Interest expense	1,500	—	—	9,097	10,597	—
Depreciation and amortization	14,419	250	197	1,918	16,784	277
Pre-tax income (loss)	34,185	15,141	1,963	(36,492)	14,797	(89)
Goodwill	44,758	—	78,104	1	122,863	—
Total assets	891,343	32,699	105,126	362,514	1,391,682	25,485
Capital expenditures	16,987	246	348	2,345	19,926	553
Three months ended March 31, 2004
Revenues from external customers	$439,988	$27,180	$10,970	$2,480	$480,618	$52,580
Intercompany revenues	—	37,527	—	453	37,980	—
Interest income	623	—	—	900	1,523	45
Interest expense	1,989	—	—	9,815	11,804	89
Depreciation and amortization	12,725	205	108	1,869	14,907	859
Pre-tax income (loss)	24,279	12,380	1,317	(15,401)	22,575	2,729
Goodwill	44,747	—	11,723	—	56,470	365
Total assets	865,502	25,912	21,444	363,750	1,276,608	64,942
Capital expenditures	8,141	222	36	1,009	9,408	369

(1)	Pre-tax income includes profit on intercompany revenues, which is eliminated in “All Other.”

(2)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include special pre-tax credits totaling $116,000 and pre-tax charges totaling $2.8 million for the three months ended March 31, 2005 and 2004, respectively, for asset impairments, workforce reductions and other unusual items, as well as $18.7 million of costs related to the sales process.

(3)	In accordance with the provisions of SFAS No. 144, the results of operations of certain nursing facilities, clinics and other assets have been reclassified, for all periods presented, as discontinued operations. Pre-tax income (loss) for discontinued operations includes net gains (losses) on sales, exit costs, asset impairments and other unusual items of $671,000 and $3.2 million for the three months ended March 2005 and 2004, respectively. The remaining assets of 22 nursing facilities are classified as held for sale at March 31, 2005. (See Note 5.)

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Beverly Enterprises, Inc.
      We have reviewed the accompanying condensed consolidated balance sheet of Beverly Enterprises, Inc. as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2005 and 2004 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.
      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Beverly Enterprises, Inc. as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented in the Company’s Form 10-Q, and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Fort Smith, Arkansas
April 29, 2005

BEVERLY ENTERPRISES, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
      This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning and include, but are not limited to, statements about our expected future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in, among other things, political, economic, business, competitive, market, regulatory, demographic and other factors. In addition, our results of operations and financial condition, cash flows and liquidity may be adversely impacted by the ongoing sales process (see Item 1. — Note 4). The sales process may impact our ability to attract and retain customers, management and employees and will result in the incurrence of significant advisory fees, legal fees and other expenses. We undertake no obligation to publicly update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.
Overview

Sales Process and Related Items
      In January 2005, a group including Formation Capital, LLC, Appaloosa Management, LP, Franklin Mutual Advisers LLC and Northbrook NBV LLC (the “Formation Capital Consortium”), publicly announced an unsolicited indication of interest in acquiring all of our outstanding common stock. Arnold M. Whitman, the Chief Executive Officer of Formation Capital also nominated a slate of six individuals for election to our Board of Directors.
      On February 3, 2005, our Board of Directors unanimously rejected the Formation Capital Consortium’s proposal. On March 22, 2005, we announced that our Board of Directors had unanimously voted to conduct an auction process to maximize value for all of our stockholders as soon as practicable through a sale of BEI. The Board also adopted procedures to enable the beneficial owners of not less than 20% of our outstanding common stock to cause us to call a special meeting of stockholders to be held on October 21, 2005 to remove and replace the Board and for the nomination of individuals for election as directors at the special meeting, if held.
      On April 11, 2005, we entered into a Settlement Agreement with the Formation Capital Consortium and Mr. Whitman under which the Formation Capital Consortium and Mr. Whitman agreed to discontinue the solicitation of proxies in connection with the Company’s April 21, 2005 Annual Meeting of Stockholders and Mr. Whitman withdrew his nominees for election to our Board of Directors and other proposals for consideration at the 2005 Annual Meeting. In addition, we agreed to reimburse the Formation Capital Consortium for up to $600,000 of out-of-pocket fees and expenses incurred by them and Mr. Whitman in connection with their proxy solicitation. We have also entered into a Confidentiality Agreement with the members of the Formation Capital Consortium under which the Formation Capital Consortium and its representatives may examine our confidential information for the purpose of evaluating a possible transaction with us pursuant to the same restrictions imposed on other bidders involved in the sales process. We committed in the Confidentiality Agreement to allow the Formation Capital Consortium to participate in our on-going sales process on the same basis with all other potential buyers.
      The sales process is being overseen by independent members of our Board of Directors. We have established a due diligence process to assist potential bidders in evaluating their level of interest in acquiring us and in developing bids. Multiple potential bidders or bidding groups already have signed confidentiality agreements and obtained access to information about BEI contained in an online data room we established.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
All interested parties have been requested to submit initial proposals that would include information on price, financing plans, and potential financial and operating partners. The independent board members plan to evaluate these proposals when received, and then select a smaller number of interested parties to participate in a second round of more detailed due diligence and bidding.
      Our results of operations, financial condition and cash flows may be adversely impacted by the ongoing sales process. To date we have incurred various costs as a result of the expression of interest, the proxy contest and the sales process including legal, investment banking advisory fees and other related costs. During the three months ended March 31, 2005, we engaged two investment banking firms to assist us in evaluating proposals, both solicited and unsolicited, to acquire the Company or any of its assets or businesses. Under the terms of the engagement we are required to pay a fee to these two firms equal to a percentage of any consideration received in connection with a sale of the Company, with their percentage compensation increasing with an increase in the sales value, or a flat fee if no sale was to occur. As a result, we recorded a liability of $16.5 million at March 31, 2005. In addition, we have incurred other costs related to the proxy contest and have recorded a liability of $2.2 million of which $807,000 was paid and $1.4 million remains accrued at March 31, 2005. In addition, the sales process may impact our ability to attract and retain customers, management and employees and will result in the incurrence of significant additional advisory fees, legal fees and other expenses; however the amount and impact of these potential additional expenses cannot be reasonably estimated at this time.

General
      Despite the expression of interest and subsequent sales process, our business unit operating and financial trends continue to be positive. Our first quarter included revenue growth of nearly 17% with improvements in operating margins, compared to the year-earlier period. We are dedicated to providing quality of care and executing the specific initiatives we have developed to achieve profitable growth in our business segments and to increase our financial position.
      Our three principal business segments performed well ahead of 2004 first-quarter results. On a continuing operations basis, our Nursing Facility revenues increased 13.8% and pre-tax income increased $13.0 million primarily due to favorable rate increases in Pennsylvania. Aegis revenues from third-party customers rose 33%, compared with the 2004 first quarter, reflecting increased business with existing clients and the net addition of 13 customers. AseraCare revenues from core operations were up 38%, primarily due to an increase in average daily census of 35%. The balance of the revenue growth from AseraCare is related to our July 2004 acquisition of Hospice USA, LLC and the openings of 15 new hospice locations.
      Based on the growth trends we are seeing in our principal business units, improved operating metrics and a generally positive reimbursement environment at both federal and state levels, our pre-tax income from continuing operations, excluding $18.7 million of costs related to the sales process discussed above, would have increased 48% to $33.5 million for the 2005 first quarter compared to $22.6 million for the same period in 2004.
Operating Results

Reclassification
      Results of operations for the three months ended March 31, 2005, and 2004, reflect asset dispositions during 2005 and 2004, and assets classified as held for sale, as discontinued operations. The following discussions reflect this reclassification.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2005 Compared to First Quarter 2004

Results of Operations — Continuing Operations
      We reported a 34% decrease in pre-tax income from continuing operations to $14.8 million for the three months ended March 31, 2005, compared to $22.6 million for the same period in 2004. The quarter-over-quarter comparisons of our financial results are affected by material special pre-tax charges discussed below. Excluding these special pre-tax charges, our pre-tax income from continuing operations would have increased 32% for the three months ended March 31, 2005, compared to the same period in 2004.
      Pre-tax income from continuing operations for 2005 included a special pre-tax charge of $18.7 million for costs related to the expression of interest, the proxy contest and the sales process, of which $807,000 was paid and $17.9 million remains accrued as of March 31, 2005 (see Item 1. — Note 4). These costs include legal, investment banking advisory fees and other related costs.
      Pre-tax income from continuing operations for 2004 included the following special pre-tax charges:

•	$2.9 million for asset impairments, primarily related to two nursing facilities;

•	$214,000 for workforce reduction charges, less $346,000 in related credits primarily due to the cancellation of restricted stock. The $214,000 for workforce reductions primarily related to six associates who were notified in the first quarter of 2004 that their positions would be eliminated and included $196,000 of cash expenses paid during the year ended December 31, 2004 (see Item 1. — Note 3).

Revenues
      Revenues from external customers by operating segment for the three months ended March 31 (in thousands) are as follows:

			Change

			2005 vs. 2004

	2005	2004	$	%

Nursing Facilities	$500,872	$439,988	$60,884	13.8%
Aegis Therapies	36,204	27,180	9,024	33.2%
AseraCare	24,043	10,970	13,073	119.2%
Other	1,361	2,480	(1,119)	(45.1)%

Total revenues	$562,480	$480,618	$81,862	17.0%

      Approximately 89% and 92% of our revenues for the three months ended March 31, 2005 and 2004, respectively, were derived from services provided by our Nursing Facilities segment. The increase in total revenues of $81.9 million for the three months ended March 31, 2005, as compared to the same period in 2004, is primarily due to the following, by operating segment:

Nursing Facilities:

•	an increase of $35.7 million primarily due to a retroactive Medicaid rate adjustment in Pennsylvania;

•	an increase of $17.8 million, $7.4 million and $3.7 million due to increases in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $3.3 million in Medicare Part B revenues, primarily due to increased therapy-related services;

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	an increase of $1.7 million due to a positive shift in our patient mix; partially offset by

•	a decrease of $4.6 million due to one less calendar day during the first quarter of 2005, as compared to the same period in 2004;

•	a decrease of $3.0 million due to a decline in census;

Aegis:

•	an increase of $9.0 million from growth in Aegis’ external therapy business, including a 9.3% increase in the number of contracts and a 5% growth in average revenue per contract;

AseraCare:

•	an increase of $8.8 million due to the Hospice USA acquisition; and

•	an increase of $4.3 million, primarily due to openings of new hospice locations and a 35% increase in average daily census in our AseraCare business.

Costs and Expenses
      The following table details costs and expenses, excluding special pre-tax charges, for the three months ended March 31 (in thousands):

			Change

			2005 vs. 2004

	2005	2004	$	%

Wages and related	$304,599	$274,303	$30,296	11.0%
Provision for insurance and related items	29,920	28,356	1,564	5.5%
Other operating and administrative	169,325	127,409	41,916	32.9%
Depreciation and amortization	16,784	14,907	1,877	12.6%

Total costs and expenses excluding special pre-tax charges (adjustments)	$520,628	$444,975	$75,653	17.0%

      Excluding special pre-tax charges discussed above, our total costs and expenses increased $75.7 million, primarily due to the following:

•	an increase of $35.4 million in state-imposed provider taxes, primarily associated with the retroactive Medicaid rate adjustment in Pennsylvania, included in our Nursing Facilities segment; and

•	an increase of $10.2 million in Aegis wages and related expenses due to increased staffing related to the increased volume of new contracts. This increase also includes a $2.2 million, or 65%, increase in Aegis contract therapy cost;

•	an increase of $9.5 million in our Nursing Facilities wages and related expenses, primarily due to a 4.5% increase in our weighted average wage rate and an increase in nursing hours per patient day;

•	an increase of $9.3 million due to the Hospice USA acquisition and the opening of 15 new hospice locations;

•	an increase of $2.6 million in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment;

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	an increase in depreciation and amortization expense, primarily due to an increase in capital expenditures in our Nursing Facilities segment.

Other Income and Expenses, Net
      Other income and expenses for the three months ended March 31 (in thousands) are as follows:

			Change

			2005 vs. 2004

	2005	2004	$	%

Other income (expenses):
Interest expense	$(10,597)	$(11,804)	$1,207	(10.2)%
Interest income	2,063	1,523	540	35.5%
Costs related to the sales process of the Company(1)	(18,721)	—	(18,721)	—
Net gains on dispositions	84	37	47	127.0%

(1)	See Results of Operations — Continuing Operations for a discussion of this special pre-tax charge.

Interest Expense
      Interest expense decreased 10% in the 2005 first quarter, as compared to the same period in 2004, primarily due to the June 2004 refinancing of our 9 5/8% senior notes and the reduction of debt using proceeds from sales of facilities in 2004.

Results of Operations — Discontinued Operations
      The results of operations of facilities, clinics and other assets disposed of in the three-month period ended March 31, 2005, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of income. Also included in discontinued operations are gains and losses on sales, additional impairments and exit costs related

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
to these transactions. A summary of discontinued operations by operating segment for the three months ended March 31, 2005, is as follows (in thousands):

	2005				2004

	Nursing		Home		Nursing		Home
	Facilities	Matrix	Care	Total	Facilities	Matrix	Care	Total

Revenues	$30,159	$2,546	$—	$32,705	$49,131	$3,301	$148	$52,580

Operating income (loss)(1)	$274	$405	$(97)	$582	$(630)	$153	$(7)	$(484)
Gain (loss) on sales and exit costs	(878)	—	—	(878)	4,488	—	(17)	4,471
Impairments and other unusual items	207	—	—	207	(1,258)	—	—	(1,258)

Pre-tax income (loss)	$(397)	$405	$(97)	(89)	$2,600	$153	$(24)	2,729

Provision for (benefit from) state income taxes				(1,495)				423

Discontinued operations, net of taxes				$1,406				$2,306

(1)	Includes net interest income of $3,000 for 2005 and net interest expense of $44,000 for 2004, as well as depreciation and amortization expense of $277,000, and $859,000 for 2005, and 2004, respectively.

Income Taxes
      Our provision for income taxes from continuing operations of $1.5 million for the three months ended March 31, 2005, primarily relates to state income taxes estimated to be due in “separate return” states where we conduct business and to federal alternative minimum tax. We recorded a tax benefit in discontinued operations of $1.5 million for the three months ended March 31, 2005, relating to state tax refunds in a state where we have ceased operations. We decreased the valuation allowance on our deferred tax assets by $36.5 million during the three months ended March 31, 2005 to $121.8 million, primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards, general business tax credits, and alternative minimum tax credits to offset taxable income for the quarter (see Tax Valuation Allowance in our Critical Accounting Policies Update above).

New Accounting Standard
      In December 2004, the FASB issued SFAS No. 123R which eliminates the intrinsic value method as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies guidance surrounding measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.
      In the first quarter of 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided further clarification on the implementation of SFAS No. 123R and provided alternative phase-in methods. The SEC announced in the second quarter of 2005 that it is extending the phase-in period, which will extend our effective date for implementation of SFAS No. 123R to January 1, 2006. We expect to use the modified

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
version of prospective application when we implement SFAS No. 123R. Based on the estimated value of unvested stock options, we expect wages and related expenses to increase $469,000 in 2006.
Liquidity and Capital Resources
      At March 31, 2005, we had $233.8 million in cash and cash equivalents and $3.0 million of investments with maturities between three and six months. We anticipate that $74.3 million of this cash balance, while not legally restricted, will be utilized primarily to fund certain general and professional liabilities and workers’ compensation claims and expenses. In addition, at March 31, 2005, we had approximately $16.0 million in funds that are restricted for the payment of insured claims and are included in “Prepaid expenses and other” on our condensed consolidated balance sheet. At March 31, 2005, we had positive working capital of $188.0 million reflected on our condensed consolidated balance sheet, an increase of 7% from year-end 2004. At March 31, 2005, we had $90.0 million of unused commitments under our revolving credit facility and $15.7 million of unused commitments under our letter of credit facility.
      Cash Flows. Our cash flows consisted of the following for the three months ended March 31 (in thousands):

	2005	2004

Net cash provided by (used for):
Operating activities	$34,770	$(36,572)
Investing activities	(18,220)	11,726
Financing activities	1,595	(3,742)

Net increase (decrease) in cash and cash equivalents	$18,145	$(28,588)

      Net cash provided by (used for) operating activities, under the direct method, for the three months ended March 31, consists of the following (in thousands):

	2005	2004

Cash received from patients and third-party payors	$551,958	$473,874
Interest received	2,066	1,568
Cash paid to suppliers and employees	(516,699)	(504,346)
Interest paid	(4,681)	(5,218)
Income tax (paid) refunds received	2,126	(2,450)

Net cash provided (used for) by operating activities	$34,770	$(36,572)

      The $34.8 million of net cash provided by operating activities was primarily used to fund capital expenditures of $20.7 million for the three months ended March 31, 2005. For the three months ended March 31, 2004, the $36.6 million net cash used for operating activities was not caused by operational issues, but was primarily due to a $55.9 million increase in accounts receivable resulting from the termination of daily purchases of receivables by Beverly Funding Corporation (“BFC”) from Beverly Health and Rehabilitation Services (“BHRS”) on March 1, 2004. With the termination of daily purchases of receivables by BFC from BHRS, our accounts receivable increased and resulted in a use of cash from operating activities on our condensed consolidated statement of cash flows for the first quarter of 2004.
      Divestitures. During February 2005, we sold 10 outpatient clinics for $4.6 million consisting of $710,000 cash and $3.9 million of notes receivable. The purchase price is subject to adjustment based on a working capital settlement, which is expected to be finalized by the third quarter of 2005. As of March 31, 2005, we

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
had 22 nursing facilities classified as held for sale that met the appropriate criteria set forth in SFAS No. 144 and we expect to dispose of them within the next three to six months.
      Sale of the Company. Our results of operations, financial condition, cash flows and liquidity may be adversely impacted by the ongoing sales process. To date we have incurred various costs as a result of the expression of interest, the proxy contest and the sales process including legal, investment banking advisory fees and other related costs. During the three months ended March 31, 2005, we recorded $18.7 million of these costs of which $807,000 was paid and $17.9 million remains accrued as of March 31, 2005. In addition, the sale process may impact our ability to attract and retain customers, management and employees and will result in the incurrence of significant additional advisory fees, legal fees and other expenses; however the amount and impact of these potential additional expenses cannot be reasonably estimated at this time.
      Summary. We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $12.2 million, to make capital additions and improvements of approximately $100.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities and to meet working capital requirements for the twelve months ending March 31, 2006.
      Our ability to make payments on, and to refinance, our indebtedness, as well as to fund planned capital expenditures, including strategic acquisitions, and research and development efforts, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations, current cash and cash equivalents and available borrowings will be adequate to meet our future liquidity needs.
      We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We also cannot assure you as to what the potential impact of the sales process will ultimately be on our business and our operations. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.
Obligations and Commitments
      There have been no material changes in the information related to obligations and commitments provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under Item 7.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      There have been no material changes in the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under Item 7A.

ITEM 4.	CONTROLS AND PROCEDURES.
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
      As required by SEC Rule 13a-15(b), we have carried out an evaluation as of March 31, 2005, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting
      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
BEVERLY ENTERPRISES, INC.
OTHER INFORMATION
March 31, 2005
(Unaudited)

ITEM 1.	LEGAL PROCEEDINGS.
      There have been no material developments to the information presented under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 5.	OTHER INFORMATION.
      (b) The information contained in Item 8.01 of our Current Report on Form  8-K filed March 23, 2005, and Item 8.01 of our Current Report on Form 8-K filed April 7, 2005, is hereby incorporated by reference. These items pertain to the procedures adopted by our Board of Directors to enable the beneficial owners of not less than 20 percent of our outstanding common stock to cause us to call a special meeting of stockholders to remove and replace the Board and the nomination of individuals for election as directors at the special meeting, if held.

ITEM 6.	EXHIBITS.

Exhibit
Number

3.1	Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2	Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings, Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.3	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
4.1	Rights agreement, dated as of January 26, 2005, between Beverly Enterprises, Inc. and the Bank of New York, as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Beverly Enterprises, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Current Report on Form 10-K filed January 28, 2005)
4.2	Amendment to Rights Agreement, dated April 7, 2005, between Beverly Enterprises, Inc. and the Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed April 7, 2005)
10.1	Settlement Agreement, dated April 11, 2005, between Beverly Enterprises, Inc. and Arnold Whitman, Appaloosa Management L.P., Formation Capital LLC, Franklin Mutual Advisers, LLC and Northbrook NBV, LLC (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed April 13, 2005)

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
March 31, 2005
(Unaudited)

Exhibit
Number

10.2	Summary of Executive Compensation for 2005.
15	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
99.1	Resolution of the Beverly Enterprises, Inc. Board of Directors (incorporated by reference to Exhibit 99.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed March 23, 2005)
99.2	Resolution of the Beverly Enterprises, Inc. Board of Directors (incorporated by reference to Exhibit 99.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed April 7, 2005)

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beverly Enterprises, Inc.
Registrant

By:	/s/ Pamela H. Daniels

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer
Dated: May 4, 2005