Form 10-Q
period 2005-06-30
BEVERLY ENTERPRISES INC
filed 2005-08-04
CIK 1040441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
(479) 201-2000
Registrant’s website:
www.beverlycorp.com
      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares, at July 29, 2005 — 109,497,058

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
      You should also refer to “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risks inherent in them. You should carefully consider the risks described and referred to in the annual report before making any investment decisions regarding our securities. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of these risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected. In that case, the trading price of our common stock and the value of our other outstanding securities could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that any forward-looking statements, which speak only as of the date of this report will, in fact, transpire, and, therefore, we caution you not to place undue reliance on them.

BEVERLY ENTERPRISES, INC.
FORM 10-Q
June 30, 2005

PART I
ITEM 1.     FINANCIAL STATEMENTS.
BEVERLY ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2005	2004

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$212,588	$215,665
Accounts receivable — less allowance for doubtful accounts: 2005 — $24,819; 2004 — $26,320	293,860	235,477
Notes receivable, less allowance for doubtful notes: 2005 — $2,210; 2004 — $1,686	4,730	2,786
Operating supplies	8,919	9,181
Assets held for sale	11,665	14,898
Prepaid expenses and other	39,961	37,266

Total current assets	571,723	515,273
Property and equipment, net	656,807	653,656
Other assets:
Goodwill, net	122,087	124,066
Other, less allowance for doubtful accounts and notes: 2005 — $1,472; 2004 — $1,538	71,133	68,390

Total other assets	193,220	192,456

	$1,421,750	$1,361,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,685	$67,778
Accrued wages and related liabilities	89,959	104,037
Accrued interest	3,339	3,602
General and professional liabilities	58,187	54,216
Federal government settlement obligations	15,019	14,359
Liabilities held for sale	—	676
Other accrued liabilities	101,969	83,097
Current portion of long-term debt	10,735	12,240

Total current liabilities	341,893	340,005
Long-term debt	541,023	545,943
Other liabilities and deferred items	198,683	203,024
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2005 — 117,778,518; 2004 — 116,621,715	11,778	11,662
Additional paid-in capital	908,900	902,053
Accumulated deficit	(472,029)	(532,804)
Treasury stock, at cost: 8,283,316	(108,498)	(108,498)

Total stockholders’ equity	340,151	272,413

	$1,421,750	$1,361,385

Note:	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes.

BEVERLY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$564,098	$483,629	$1,122,266	$959,609
Costs and expenses:
Wages and related	305,519	274,308	607,779	546,118
Provision for insurance and related items	27,547	30,584	57,032	58,176
Other operating and administrative	155,606	126,943	323,512	252,731
Depreciation and amortization	17,446	15,034	34,052	29,762
Asset impairments, workforce reductions and other unusual items	93	(1,023)	(23)	1,801

Total costs and expenses	506,211	445,846	1,022,352	888,588

Income before other income (expenses)	57,887	37,783	99,914	71,021
Other income (expenses):
Interest expense	(10,779)	(12,108)	(21,347)	(23,876)
Costs related to early extinguishment of debt	—	(40,254)	—	(40,254)
Costs related to the sales process of the Company	(6,331)	—	(25,052)	—
Interest income	1,964	1,320	4,027	2,843
Net gains (losses) on dispositions	539	(5)	623	32

Total other expenses, net	(14,607)	(51,047)	(41,749)	(61,255)

Income (loss) before provision for income taxes and discontinued operations	43,280	(13,264)	58,165	9,766
Provision for income taxes	1,731	1,060	3,278	2,502

Income (loss) before discontinued operations	41,549	(14,324)	54,887	7,264
Discontinued operations, net of taxes: for the quarters 2005 — $137 and 2004 — ($78); for the six months 2005 — ($1,358) and 2004 — $345	4,570	(11,599)	5,888	(9,748)

Net income (loss)	$46,119	$(25,923)	$60,775	$(2,484)

Net income (loss) per share of common stock:
Basic:
Before discontinued operations	$0.38	$(0.13)	$0.50	$0.07
Discontinued operations, net of taxes	0.04	(0.11)	0.06	(0.09)

Net income (loss) per share of common stock	$0.42	$(0.24)	$0.56	$(0.02)

Shares used to compute basic net income (loss) per share	109,484	107,464	109,113	107,398

Diluted:
Before discontinued operations	$0.33	$(0.13)	$0.45	$0.07
Discontinued operations, net of taxes	0.04	(0.11)	0.04	(0.09)

Net income (loss) per share of common stock	$0.37	$(0.24)	$0.49	$(0.02)

Shares used to compute diluted net income (loss) per share	127,140	107,464	126,735	108,476

See accompanying notes.

BEVERLY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$60,775	$(2,484)
Adjustments to reconcile net income to net cash provided by (used for) operating activities, including discontinued operations:
Depreciation and amortization	34,612	31,709
Provision for reserves on accounts, notes and other receivables, net	4,214	8,704
Amortization of deferred financing costs	1,411	1,519
Asset impairments, workforce reductions and other unusual items	(25)	4,707
Costs related to early extinguishments of debt	—	40,254
Costs related to the sales process of the Company	25,052	—
Losses (gains) on dispositions of facilities and other assets, net	(2,759)	1,072
Insurance related accounts	(6,361)	3,225
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(69,664)	(80,220)
Prepaid expenses and other receivables	(3,636)	5,255
Accounts payable and other accrued expenses	(15,278)	(30,344)
Income taxes payable	6,187	(1,525)
Other, net	839	(3,848)

Total adjustments	(25,408)	(19,492)

Net cash provided by (used for) operating activities	35,367	(21,976)
Cash flows from investing activities:
Capital expenditures	(45,180)	(21,913)
Proceeds from dispositions of facilities and other assets, net	14,158	21,341
Collections on notes receivable	53	6,871
Proceeds from (payments for) designated funds, net	153	(827)
Proceeds from Beverly Funding Corporation investment	—	28,956
Other, net	(5,740)	(20,269)

Net cash provided by (used for) investing activities	(36,556)	14,159
Cash flows from financing activities:
Proceeds from issuance of new debt	5,200	211,384
Repayments of long-term debt	(11,625)	(204,423)
Proceeds from exercise of stock options	4,842	636
Deferred financing costs paid	(305)	(42,132)

Net cash used for financing activities	(1,888)	(34,535)

Net decrease in cash and cash equivalents	(3,077)	(42,352)
Cash and cash equivalents at beginning of period	215,665	258,815

Cash and cash equivalents at end of period	$212,588	$216,463

Supplemental schedule of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$20,239	$26,105
Income tax payments (refunds), net	(4,267)	4,372
See accompanying notes.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

Note 1.	General

Basis of Presentation
      We have prepared these condensed consolidated financial statements without audit. In management’s opinion, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, our cash flows for the six months ended June 30, 2005 and 2004, and our financial condition at June 30, 2005 and December 31, 2004, in accordance with the rules and regulations of the SEC. Although certain information and footnote disclosures required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC. Our results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results for a full year.

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

Revenues
      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our revenues for each of the three-month and six-month periods ended June 30, 2005 and 2004, were derived from federal and state medical assistance programs (primarily Medicare and Medicaid). We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.
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
      Retroactive adjustments are estimated in the recording of revenues in accordance with the state plan provisions in effect during the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known, as state plan provisions are retroactively changed or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. During the three months ended June 30, 2005, we recorded the impact of an approved retroactive Medicaid plan change for the state of Indiana, which

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 1.	General — (Continued)
resulted in an increase in revenues and “Accounts receivable” of $23.1 million and an increase in provider tax expense included in “Other operating and administrative expenses” and “Other accrued liabilities” of $11.9 million, related to prior years. This resulted in a net increase in pre-tax income for the second quarter of 2005 of $11.2 million ($0.09 per share diluted). Also included in pre-tax income for the second quarter of 2005 is the net impact related to the first quarter of 2005 of $1.8 million ($0.01 per share diluted). For the six-month period ended June 30, 2005, our pre-tax income increased $18.5 million ($0.15 per share diluted) as a result of the prior year impacts of retroactive Medicaid plan changes for the states of Indiana and Pennsylvania. All other changes in estimates related to third-party receivables resulted in an increase in revenues from continuing operations of $876,000 and $3.3 million for the three months ended June 30, 2005 and 2004, respectively, and $1.6 million and $5.1 million for the six months ended June 30, 2005 and 2004, respectively. We believe adequate provision has been made to reflect any adjustments that could result from subsequent audits or reviews.
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

Earnings Per Share
      The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator:
Numerator for basic net income (loss) per share from continuing operations	$41,549	$(14,324)	$54,887	$7,264
Effect of dilutive securities:
Interest on 2.75% convertible subordinated notes, net of income taxes of $0	827	—	1,654	—

Numerator for diluted net income (loss) per share from continuing operations	$42,376	$(14,324)	$56,541	$7,264

Denominator:
Denominator for basic net income (loss) per share from continuing operations — weighted average shares	109,484	107,464	109,113	107,398
Effect of dilutive securities:
Employee stock options	2,224	—	2,190	1,078
2.75% convertible subordinated notes	15,432	—	15,432	—

Denominator for diluted net income (loss) per share from continuing operations — adjusted weighted average shares and assumed conversions	127,140	107,464	126,735	108,476

Basic net income (loss) per share from continuing operations	$0.38	$(0.13)	$0.50	$0.07

Diluted net income (loss) per share from continuing operations	$0.33	$(0.13)	$0.45	$0.07

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 1.	General — (Continued)
      Diluted net income per share from continuing operations does not include the impact of 10,000 employee stock options outstanding for the three-month and six-month periods ended June 30, 2005 and 7.4 million and 1.8 million for the three-month and six-month periods ended June 30, 2004, respectively, because their effect would have been antidilutive. In accordance with Emerging Issues Task Force 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, we have included the dilutive effect of our 2.75% convertible subordinated notes, on an if-converted basis, in our calculation of diluted net income per share from continuing operations for the three-month and six-month periods ended June 30, 2005. For 2004, the effect of the 2.75% convertible subordinated notes would have been antidilutive in both periods, and therefore, conversion was not assumed.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

General and professional liability:
Continuing operations	$19,416	$17,332	$38,166	$34,140
Discontinued operations	505	8,196	2,622	13,105

	$19,921	$25,528	$40,788	$47,245

Workers’ compensation:
Continuing operations	$5,848	$10,007	$14,307	$17,564
Discontinued operations	815	1,208	2,344	2,474

	$6,663	$11,215	$16,651	$20,038

Other insurance:
Continuing operations	$2,283	$3,245	$4,559	$6,472
Discontinued operations	63	109	135	225

	$2,346	$3,354	$4,694	$6,697

Total provision for insurance and related items:
Continuing operations	$27,547	$30,584	$57,032	$58,176
Discontinued operations	1,383	9,513	5,101	15,804

	$28,930	$40,097	$62,133	$73,980

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 2.	Insurance — (Continued)
      Our insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

	June 30,	December 31,
	2005	2004

Accrued wages and related liabilities	$127	$488
General and professional liabilities	58,187	54,216
Other liabilities and deferred items	105,371	117,962

	$163,685	$172,666

Note 3.	Asset Impairments, Workforce Reductions and Other Unusual Items
      We recorded pre-tax charges (credits) for asset impairments, workforce reductions and other unusual items as follows (in thousands):

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Asset impairments	$97	$—	$(15)	$2,885
Workforce reductions	—	230	—	98
Other unusual items, including exit costs	(4)	71	(8)	142
Reversal of previously recorded charges	—	(1,324)	—	(1,324)

	$93	$(1,023)	$(23)	$1,801

      The following table summarizes activity in our accruals for estimated workforce reductions and exit costs (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	Workforce	Exit	Workforce	Exit	Workforce	Exit	Workforce	Exit
	Reductions	Costs	Reductions	Costs	Reductions	Costs	Reductions	Costs

Balance beginning of period	$493	$4,915	$2,129	$7,743	$1,166	$4,572	$3,029	$7,270
Charged to continuing operations	—	101	231	128	—	97	427	247
Charged to discontinued operations	—	1,759	—	1,226	—	3,090	—	2,800
Cash payments	(33)	(2,414)	(824)	(2,430)	(687)	(3,314)	(1,938)	(3,650)
Reversals	(17)	(8)	(1)	—	(36)	(92)	17	—

Balance end of period	$443	$4,353	$1,535	$6,667	$443	$4,353	$1,535	$6,667

      Workforce reduction and exit cost accruals are included in “Accrued wages and related liabilities” and “Other accrued liabilities” on our condensed consolidated balance sheets.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
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
      On February 3, 2005, our Board of Directors unanimously rejected the Formation Capital Consortium’s proposal. On March 22, 2005, we announced that our Board of Directors had unanimously voted to conduct an auction process to maximize value for all of our stockholders as soon as practicable through a sale of BEI. The Board also adopted procedures to enable the beneficial owners of not less than 20% of our outstanding common stock to nominate a new slate of directors and cause us to call a special meeting of stockholders to be held on October 21, 2005 for the election of directors.
      On April 11, 2005, we entered into a Settlement Agreement with the Formation Capital Consortium and Mr. Whitman under which the Formation Capital Consortium and Mr. Whitman agreed to discontinue the solicitation of proxies in connection with the Company’s April 21, 2005 Annual Meeting of Stockholders and Mr. Whitman withdrew his nominees for election to our Board of Directors and other proposals for consideration at the 2005 Annual Meeting. In addition, we agreed to reimburse the Formation Capital Consortium for up to $600,000 of out-of-pocket fees and expenses incurred by them and Mr. Whitman in connection with their proxy solicitation. We also entered into a Confidentiality Agreement with the members of the Formation Capital Consortium under which the Formation Capital Consortium and its representatives may examine our confidential information for the purpose of evaluating a possible transaction with us pursuant to the same restrictions imposed on other bidders involved in the sales process. We committed in the Confidentiality Agreement to allow the Formation Capital Consortium to participate in our on-going sales process on the same basis as all other potential buyers.
      The sales process is being overseen by independent members of our Board of Directors who have engaged an independent financial advisor to provide a fairness opinion. We have established a due diligence process to assist potential bidders in evaluating their level of interest in acquiring us and in developing bids. Multiple potential bidders or bidding groups signed confidentiality agreements and obtained access to information about BEI contained in an online data room we established. On May 18, 2005, we announced that bidding had entered a second round.
      Our results of operations, financial condition and cash flows may be adversely impacted by the ongoing sales process. To date, we have incurred various costs as a result of the expression of interest, the proxy contest and the sales process including legal, investment banking advisory fees and other related costs. During the first quarter of 2005, we engaged two investment banking firms to assist us in evaluating proposals, both solicited and unsolicited, to acquire us or any of our assets or businesses.
      Under the terms of the engagement we are required to pay a fee to these two firms equal to a percentage of any consideration received in connection with our sale, with their percentage compensation increasing with an increase in the sales value, or a flat fee if no sale was to occur. As a result, we recorded a liability of $16.5 million included in “other accrued liabilities” on the June 30, 2005 condensed consolidated balance sheet. In addition, we have incurred other costs related to the sales process and have recorded expenses of $8.6 million, of which $6.5 million has been paid and $2.1 million remains accrued at June 30, 2005. In addition, the sales process may impact our ability to attract and retain customers, management and employees and may result in the incurrence of significant additional advisory fees, legal fees and other expenses; however, the amount and impact of these potential additional expenses cannot be reasonably estimated at this time.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 5.	Discontinued Operations
      During the six months ended June 30, 2005, we recognized net pre-tax gains of $2.1 million, primarily relating to the sale of seven nursing facilities (889 beds) for cash proceeds totaling $13.3 million. These assets were part of our Nursing Facilities segment, five of which were held for sale as of December 31, 2004. In addition, we sold 10 outpatient clinics for $4.6 million, including $710,000 in cash and $3.8 million of notes receivable. These assets and related liabilities were part of our former Matrix segment and were held for sale as of December 31, 2004.
      We have included the remaining assets of 22 nursing facilities (2,116 beds), part of our Nursing Facilities segment, as held for sale in the accompanying condensed consolidated balance sheet as of June 30, 2005. We expect to dispose of these facilities in the next six months. The remaining assets and liabilities of our former Matrix segment and the assets of 27 nursing facilities were included in assets and liabilities held for sale as of December 31, 2004.
      A summary of the asset and liability line items from which the reclassifications have been made at June 30, 2005 and December 31, 2004, is as follows (in thousands):

	2005	2004

	Nursing	Nursing
	Facilities	Facilities	Matrix	Total

Current assets	$452	$479	$1,970	$2,449
Property and equipment, net	11,009	10,655	1,212	11,867
Goodwill	—	—	332	332
Other assets	204	222	28	250

Total assets held for sale	$11,665	$11,356	$3,542	$14,898

Current liabilities held for sale	$—	$—	$676	$676

      The results of operations of disposed facilities and other assets in the three-month and six-month periods ended June 30, 2005, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are the gains and losses on sales and exit costs relative to these transactions. Discontinued operations for the three-month and six-month periods ended June 30, 2004

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 5.	Discontinued Operations — (Continued)
also include the results of operations for all facilities, clinics and businesses disposed of during 2004. A summary of discontinued operations by operating segment is as follows (in thousands):

	2005				2004

	Nursing		Home		Nursing		Home
	Facilities	Matrix	Care	Total	Facilities	Matrix	Care	Total

Three Months Ended June 30
Revenues	$29,426	$—	$—	$29,426	$50,506	$3,602	$—	$54,108

Operating income (loss)(1)	$1,988	$47	$(137)	$1,898	$(4,924)	$495	$(25)	$(4,454)
Gain (loss) on sales and exit costs	3,014	—	—	3,014	(5,570)	(25)	20	(5,575)
Impairments and other unusual items	(205)	—	—	(205)	(1,648)	—	—	(1,648)

Pre-tax income (loss)	$4,797	$47	$(137)	4,707	$(12,142)	$470	$(5)	(11,677)

Provision for (benefit from) state income taxes				137				(78)

Discontinued operations, net of taxes				$4,570				$(11,599)

(1)	Includes net interest expense of $10,000 and $140,000 for 2005 and 2004, respectively, as well as depreciation and amortization expense of $105,000 and $909,000 for 2005 and 2004, respectively.

	2005				2004

	Nursing		Home		Nursing		Home
	Facilities	Matrix	Care	Total	Facilities	Matrix	Care	Total

Six Months Ended June 30
Revenues	$63,897	$2,546	$—	$66,443	$104,275	$6,903	$148	$111,326

Operating income (loss)(1)	$2,174	$452	$(234)	$2,392	$(6,009)	$648	$(32)	$(5,393)
Gain (loss) on sales and exit costs	2,136	—	—	2,136	(1,082)	(25)	3	(1,104)
Impairments and other unusual items	2	—	—	2	(2,906)	—	—	(2,906)

Pre-tax income (loss)	$4,312	$452	$(234)	4,530	$(9,997)	$623	$(29)	(9,403)

Provision for (benefit from) state income taxes				(1,358)				345

Discontinued operations, net of taxes				$5,888				$(9,748)

(1)	Includes net interest expense of $36,000 and $220,000 for 2005 and 2004, respectively, as well as depreciation and amortization expense of $560,000 and $1.9 million for 2005 and 2004, respectively.
Note 6. Long-term Debt
      As of July 1, 2005, our 2.75% convertible subordinated notes continue to be eligible for conversion into common stock. Under the indenture governing the notes, a holder may convert any of their notes into our common stock during any fiscal quarter if the sale price of our common stock for at least 20 consecutive trading days in the 30 trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120 percent of the conversion price on that 30th trading day.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      During June 2005, we entered into a mortgage loan for $5.2 million for the construction of a nursing facility. This loan bears interest at 30-day LIBOR plus 2.5%, requires monthly principal and interest payments and is secured by the real property and a security interest in the personal property of the nursing facility.
      Our 7 7/8% senior subordinated notes are jointly and severally, fully and unconditionally guaranteed by most of our subsidiaries (the “Guarantor Subsidiaries”). As of June 30, 2005, the non-guarantor subsidiaries included Beverly Indemnity, Ltd., our captive insurance subsidiary, and Beverly Funding Corporation, our receivables-backed financing subsidiary (the “Non-Guarantor Subsidiaries”). Since the carrying value of the assets of the non-guarantor subsidiaries exceeds three percent of the consolidated assets of Beverly Enterprises, Inc., we are required to disclose consolidating financial statements in our periodic filings with the SEC.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating balance sheets as of June 30, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$124,172	$5,903	$82,513	$—	$212,588
Accounts receivable, less allowance for doubtful accounts	997	249,586	44,367	(1,090)	293,860
Notes receivable, less allowance for doubtful notes	2,116	2,579	35	—	4,730
Operating supplies	150	8,769	—	—	8,919
Assets held for sale	—	11,665	—	—	11,665
Prepaid expenses and other	16,194	10,374	13,393	—	39,961

Total current assets	143,629	288,876	140,308	(1,090)	571,723
Property and equipment, net	6,185	650,622	—	—	656,807
Other assets:
Goodwill, net	—	122,087	—	—	122,087
Other, less allowance for doubtful accounts and notes	343,619	29,972	651	(303,109)	71,133
Due from affiliates	476,550	—	90,873	(567,423)	—

Total other assets	820,169	152,059	91,524	(870,532)	193,220

	$969,983	$1,091,557	$231,832	$(871,622)	$1,421,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,807	$55,878	$—	$—	$62,685
Accrued wages and related liabilities	23,310	66,649	—	—	89,959
Accrued interest	2,310	765	264	—	3,339
General and professional liabilities	19,405	—	38,782	—	58,187
Federal government settlement obligations	—	15,019	—	—	15,019
Other accrued liabilities	25,282	76,683	1,094	(1,090)	101,969
Current portion of long-term debt	1,350	9,385	—	—	10,735

Total current liabilities	78,464	224,379	40,140	(1,090)	341,893
Long-term debt	467,310	73,713	—	—	541,023
Other liabilities and deferred items	84,058	48,590	66,035	—	198,683
Due to affiliates	—	567,423	—	(567,423)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	11,778	5,908	121	(6,029)	11,778
Additional paid-in capital	908,900	414,340	44,434	(458,774)	908,900
Retained earnings (accumulated deficit)	(472,029)	(242,796)	81,102	161,694	(472,029)
Treasury stock, at cost	(108,498)	—	—	—	(108,498)

Total stockholders’ equity	340,151	177,452	125,657	(303,109)	340,151

	$969,983	$1,091,557	$231,832	$(871,622)	$1,421,750

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of operations for the three months ended June 30, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$245	$563,853	$5,014	$(5,014)	$564,098
Costs and expenses:
Wages and related	19,258	286,261	—	—	305,519
Provision for insurance and related items	1,408	26,139	8,890	(8,890)	27,547
Other operating and administrative	7,865	147,900	181	(340)	155,606
Overhead allocation	(21,246)	21,246	—	—	—
Depreciation and amortization	1,541	15,905	—	—	17,446
Asset impairments, workforce reductions and other unusual items	—	93	—	—	93

Total costs and expenses	8,826	497,544	9,071	(9,230)	506,211

Income (loss) before other income (expenses)	(8,581)	66,309	(4,057)	4,216	57,887
Other income (expenses):
Interest expense	—	(11,527)	(178)	926	(10,779)
Costs related to the sales process of the Company	(6,331)	—	—	—	(6,331)
Interest income	1,217	95	1,578	(926)	1,964
Net gains on dispositions	—	539	—	—	539
Equity in income of affiliates	61,545	—	—	(61,545)	—

Total other income (expenses), net	56,431	(10,893)	1,400	(61,545)	(14,607)

Income (loss) before provision for income taxes and discontinued operations	47,850	55,416	(2,657)	(57,329)	43,280
Provision for income taxes	1,731	—	—	—	1,731

Income (loss) before discontinued operations	46,119	55,416	(2,657)	(57,329)	41,549
Discontinued operations, net of taxes of $137	—	4,570	—	—	4,570

Net income (loss)	$46,119	$59,986	$(2,657)	$(57,329)	$46,119

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of operations for the three months ended June 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$140	$483,489	$30,353	$(30,353)	$483,629
Costs and expenses:
Wages and related	8,023	266,285	—	—	274,308
Provision for insurance and related items	2,406	28,178	29,897	(29,897)	30,584
Other operating and administrative	6,345	120,598	—	—	126,943
Overhead allocation	(20,491)	20,491	—	—	—
Depreciation and amortization	1,859	13,175	—	—	15,034
Asset impairments, workforce reductions and other unusual items	(1,166)	143	—	—	(1,023)

Total costs and expenses	(3,024)	448,870	29,897	(29,897)	445,846

Income (loss) before other income (expenses)	3,164	34,619	456	(456)	37,783
Other income (expenses):
Interest expense	—	(13,113)	—	1,005	(12,108)
Costs related to the early extinguishment of debt	(40,254)	—	—	—	(40,254)
Interest income	485	645	1,195	(1,005)	1,320
Net gains (losses) on dispositions	(236)	231	—	—	(5)
Equity in income of affiliates	11,978	—	—	(11,978)	—

Total other income (expenses), net	(28,027)	(12,237)	1,195	(11,978)	(51,047)

Income (loss) before provision for income taxes and discontinued operations	(24,863)	22,382	1,651	(12,434)	(13,264)
Provision for income taxes	1,060	—	—	—	1,060

Income (loss) before discontinued operations	(25,923)	22,382	1,651	(12,434)	(14,324)
Discontinued operations, net of taxes of $(78)	—	(11,599)	—	—	(11,599)

Net income (loss)	$(25,923)	$10,783	$1,651	$(12,434)	$(25,923)

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of operations for the six months ended June 30, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$436	$1,121,830	$19,199	$(19,199)	$1,122,266
Costs and expenses:
Wages and related	36,735	571,044	—	—	607,779
Provision for insurance and related items	2,814	54,218	23,254	(23,254)	57,032
Other operating and administrative	15,722	308,103	336	(649)	323,512
Overhead allocation	(41,647)	41,647	—	—	—
Depreciation and amortization	3,111	30,941	—	—	34,052
Asset impairments, workforce reductions and other unusual items	—	(23)	—	—	(23)

Total costs and expenses	16,735	1,005,930	23,590	(23,903)	1,022,352

Income (loss) before other income (expenses)	(16,299)	115,900	(4,391)	4,704	99,914
Other income (expenses):
Interest expense	—	(23,111)	(354)	2,118	(21,347)
Costs related to the sales process of the Company	(25,052)	—	—	—	(25,052)
Interest income	2,604	309	3,232	(2,118)	4,027
Net gains on dispositions	—	623	—	—	623
Equity in income of affiliates	102,800	—	—	(102,800)	—

Total other income (expenses), net	80,352	(22,179)	2,878	(102,800)	(41,749)

Income (loss) before provision for income taxes and discontinued operations	64,053	93,721	(1,513)	(98,096)	58,165
Provision for income taxes	3,278	—	—	—	3,278

Income (loss) before discontinued operations	60,775	93,721	(1,513)	(98,096)	54,887
Discontinued operations, net of taxes of $(1,358)	—	5,888	—	—	5,888

Net income (loss)	$60,775	$99,609	$(1,513)	$(98,096)	$60,775

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of operations for the six months ended June 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$1,179	$958,430	$43,200	$(43,200)	$959,609
Costs and expenses:
Wages and related	19,747	526,371	—	—	546,118
Provision for insurance and related items	4,795	53,381	41,562	(41,562)	58,176
Other operating and administrative	12,077	240,654	—	—	252,731
Overhead allocation	(40,773)	40,773	—	—	—
Depreciation and amortization	3,401	26,361	—	—	29,762
Asset impairments, workforce reductions and other unusual items	(1,391)	3,192	—	—	1,801

Total costs and expenses	(2,144)	890,732	41,562	(41,562)	888,588

Income (loss) before other income (expenses)	3,323	67,698	1,638	(1,638)	71,021
Other income (expenses):
Interest expense	—	(26,216)	—	2,340	(23,876)
Costs related to the early extinguishment of debt	(40,254)	—	—	—	(40,254)
Interest income	1,228	1,273	2,682	(2,340)	2,843
Net gains (losses) on dispositions	(236)	268	—	—	32
Equity in income of affiliates	35,957	—	—	(35,957)	—

Total other income (expenses), net	(3,305)	(24,675)	2,682	(35,957)	(61,255)

Income (loss) before provision for income taxes and discontinued operations	18	43,023	4,320	(37,595)	9,766
Provision for income taxes	2,502	—	—	—	2,502

Income (loss) before discontinued operations	(2,484)	43,023	4,320	(37,595)	7,264
Discontinued operations, net of taxes of $345	—	(9,748)	—	—	(9,748)

Net income (loss)	$(2,484)	$33,275	$4,320	$(37,595)	$(2,484)

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of cash flows for the six months ended June 30, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows provided by (used for) operating activities:	$(15,457)	$36,147	$14,677	$35,367
Cash flows from investing activities:
Capital expenditures	(4,278)	(40,902)	—	(45,180)
Proceeds from dispositions of facilities and other assets, net	—	14,158	—	14,158
Collections on notes receivable	—	53	—	53
Proceeds from (payments for) designated funds, net	(438)	591	—	153
Other, net	(2,177)	(3,528)	(35)	(5,740)

Net cash used for investing activities	(6,893)	(29,628)	(35)	(36,556)
Cash flows from financing activities:
Proceeds from issuance of new debt	—	5,200	—	5,200
Repayments of long-term debt	(675)	(10,950)	—	(11,625)
Proceeds from exercise of stock options	4,842	—	—	4,842
Deferred financing costs paid	(160)	(103)	(42)	(305)

Net cash provided by (used for) financing activities	4,007	(5,853)	(42)	(1,888)

Net increase (decrease) in cash and cash equivalents	(18,343)	666	14,600	(3,077)
Cash and cash equivalents at beginning of period	142,515	5,237	67,913	215,665

Cash and cash equivalents at end of period	$124,172	$5,903	$82,513	$212,588

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 6.	Long-Term Debt — (Continued)
      Condensed consolidating statements of cash flows for the six months ended June 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows provided by (used for) operating activities:	$(61,418)	$15,049	$24,393	$(21,976)
Cash flows from investing activities:
Capital expenditures	(3,098)	(18,815)	—	(21,913)
Proceeds from dispositions of facilities and other assets, net	1,324	20,017	—	21,341
Collections on notes receivable	—	6,871	—	6,871
Payments for designated funds, net	(61)	(766)	—	(827)
Proceeds from Beverly Funding Corporation investment	28,956	—	—	28,956
Other, net	(9,813)	(10,456)	—	(20,269)

Net cash provided by investing activities	17,308	(3,149)	—	14,159
Cash flows from financing activities:
Proceeds from issuance of new debt	211,384	—	—	211,384
Repayments of long-term debt	(190,460)	(13,963)	—	(204,423)
Proceeds from exercise of stock options	636	—	—	636
Deferred financing and other costs	(42,130)	(2)	—	(42,132)

Net cash used for financing activities	(20,570)	(13,965)	—	(34,535)

Net increase (decrease) in cash and cash equivalents	(64,680)	(2,065)	24,393	(42,352)
Cash and cash equivalents at beginning of period	223,575	5,351	29,889	258,815

Cash and cash equivalents at end of period	$158,895	$3,286	$54,282	$216,463

Note 7.	Income Taxes
      The provisions for income taxes from continuing operations of $3.3 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively, primarily relate to state income taxes estimated to be due in “separate return” filing states where we conduct business, as well as federal alternative minimum tax (“AMT”) in 2005. We recorded a tax benefit in discontinued operations of $1.4 million for the six months ended June 30, 2005 primarily related to state tax refunds in a state where we have ceased operations.
      The provisions differ from those calculated using the federal statutory rate due to changes in the valuation allowance, established at December 31, 2001, for net deferred tax assets. In 2005, the valuation allowance has decreased $39.7 million primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards, general business credits and AMT credits to offset taxable income during the year. For the six months ended June 30, 2004, the valuation allowance decreased $15.8 million primarily due to the reversal of temporary differences, partially offset by increases in the net operating loss carryforwards.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 8.	Stockholders’ Equity
      During the six months ended June 30, 2005, we issued approximately 741,000 shares of restricted stock to certain officers and other employees, all of which vest on the third anniversary of the grant date. If these additional shares had been issued prior to January 1, 2005, there would have been no material impact on our diluted net income per share for the six months ended June 30, 2005. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant and are accounted for under the intrinsic value method.
      For purposes of pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), the estimated fair market value of all outstanding stock options is amortized to expense over the respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The pro forma effects are not necessarily indicative of the effects on future quarters or future years. The following table summarizes our pro forma net income (loss) and diluted net income (loss) per share assuming we accounted for our stock option grants using the fair value method, (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Reported net income (loss)(a)	$46,119	$(25,923)	$60,775	$(2,484)
Stock option compensation expense	935	1,317	2,083	3,107

Pro forma net income (loss)	$45,184	$(27,240)	$58,692	$(5,591)

Reported basic net income (loss) per share	$0.42	$(0.24)	$0.56	$(0.02)

Pro forma basic net income (loss) per share	$0.41	$(0.25)	$0.54	$(0.05)

Reported diluted net income (loss) per share	$0.37	$(0.24)	$0.49	$(0.02)

Pro forma diluted net income (loss) per share	$0.36	$(0.25)	$0.48	$(0.05)

(a)	Includes total charges to our condensed consolidated statements of operations related to restricted stock grants for the three-month periods ended June 30, 2005 and 2004 of approximately $1.8 million and $1.0 million, respectively, and for the six-month periods ended June 30, 2005 and 2004 of approximately $3.2 million and $1.6 million, respectively.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which, when effective, will eliminate the intrinsic value method as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies guidance surrounding measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.
      In the first quarter of 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides further clarification on the implementation of SFAS No. 123R and provides alternative phase-in methods. The SEC announced in the second quarter of 2005 that it is extending the phase-in period for expensing of stock-based awards, which will extend our effective date for implementation of SFAS No. 123R to January 1, 2006. We expect to use the modified version of prospective application when we implement SFAS No. 123R and, based

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 8.	Stockholders’ Equity — (Continued)
on the current estimated value of unvested stock options, we expect wages and related expenses to increase approximately $500,000 in 2006.

Note 9.	Contingencies and Legal Proceedings
      We are contingently liable for approximately $11.8 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $54.2 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have a liability of approximately $622,000, included in “Other accrued liabilities” on the condensed consolidated balance sheets, representing the estimated fair value of guarantees.
      As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on January 26, 2005, a putative class action complaint brought on behalf of all shareholders of the Company was filed against the Company and each of its directors in the Delaware Chancery Court in New Castle County. The complaint, captioned Chaya Perlstein v. William R. Floyd, et. al., Civil Action No. CA1050-N, asserted a claim for breach of fiduciary duty in connection with our response to an unsolicited expression of interest by a group of investors that collectively had purchased 8.1% of our common stock on the open market prior to January 24, 2005. A second, substantially identical, putative class action complaint was filed in the same court on February 1, 2005, bearing the caption Robert Strougo v. Beverly Enterprises, Inc., et. al., Civil Action No. CA1067-N. On February 23, 2005, the Delaware Chancery Court consolidated these cases under the caption In re Beverly Shareholders Litigation, Civil Action No. CA1050-N, and designated the Floyd complaint as operative. The Company moved to dismiss the consolidated action on May 9, 2005. On July 13, 2005, the plaintiffs requested a voluntary dismissal of the consolidated action. The court granted the request and dismissed the consolidated action with prejudice on July 14, 2005.
      As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on October 31, 2002, a shareholder derivative action entitled Paul Dunne and Helene Dunne, derivatively on behalf of nominal defendant Beverly Enterprises, Inc. v. Beryl F. Anthony, Jr., et. al. was filed in the Circuit Court of Sebastian County, Arkansas, Fort Smith Division (No. CIV-2002-1241). This case was purportedly brought derivatively on our behalf against various current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty against the defendants based on: (1) allegations that defendants failed to establish and maintain adequate accounting controls such that we failed to record adequate reserves for general and professional liability costs; and (2) allegations that certain defendants sold Company stock while purportedly in possession of material non-public information. On May 16, 2003, two additional derivative complaints (Holcombe v. Floyd, et. al. and Flowers v. Floyd, et. al.) were filed and subsequently transferred to the Circuit Court of Sebastian County, Arkansas, Fort Smith Division and consolidated with the Dunne action as Holcomb v. Beverly Enterprises, Inc. The Dunnes were subsequently dismissed as plaintiffs. On November 19, 2004, Beverly moved to dismiss these actions on the grounds that the plaintiffs failed to make a pre-suit demand upon Beverly’s Board of Directors and did not show that the failure to make such demand was excused as futile. The other defendants also moved to dismiss the actions for failure to state a claim upon which relief can be granted. Plaintiffs have opposed both motions. On June 23, 2005, the court dismissed the actions with prejudice on the grounds that the plaintiffs failed to make the requisite demand on the board of directors.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 9.	Contingencies and Legal Proceedings — (Continued)
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
      There are various other lawsuits and regulatory actions pending against us arising in the normal course of business, some of which seek punitive damages that are generally not covered by insurance. In addition, we are subject to audits by various governmental agencies. We do not believe that the ultimate resolution of such matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
(Unaudited)

Note 10.	Segment Information — (Continued)
      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing					Discontinued
	Facilities	Aegis(1)	AseraCare	All Other(2)	Total	Operations(3)

Three months ended June 30, 2005
Revenues from external customers	$499,174	$37,000	$26,306	$1,618	$564,098	$29,426
Intercompany revenues	69	41,006	—	1,259	42,334	—
Interest income	82	15	—	1,867	1,964	1
Interest expense	1,423	1	—	9,355	10,779	11
Depreciation and amortization	15,043	263	252	1,888	17,446	105
Pre-tax income (loss)	51,362	14,939	2,589	(25,610)	43,280	4,707
Goodwill	44,166	—	77,920	1	122,087	—
Total assets	909,645	34,047	103,997	348,482	1,396,171	25,579
Capital expenditures	21,494	208	312	2,302	24,316	385
Three months ended June 30, 2004
Revenues from external customers	$440,888	$29,868	$12,183	$690	$483,629	$54,108
Intercompany revenues	—	37,755	—	952	38,707	—
Interest income	638	5	1	676	1,320	(18)
Interest expense	2,222	1	—	9,885	12,108	122
Depreciation and amortization	12,535	214	102	2,183	15,034	909
Pre-tax income (loss)	22,348	12,453	2,259	(50,324)	(13,264)	(11,677)
Goodwill	43,791	—	11,723	—	55,514	959
Total assets	855,394	29,177	22,521	350,127	1,257,219	65,604
Capital expenditures	9,128	265	95	2,220	11,708	428
Six months ended June 30, 2005
Revenues from external customers	$995,737	$73,204	$50,349	$2,976	$1,122,266	$66,443
Intercompany revenues	153	81,468	—	1,970	83,591	—
Interest income	168	10	57	3,792	4,027	4
Interest expense	2,894	1	—	18,452	21,347	40
Depreciation and amortization	29,284	513	449	3,806	34,052	560
Pre-tax income (loss)	85,635	30,080	4,552	(62,102)	58,165	4,530
Goodwill	44,166	—	77,920	1	122,087	—
Total assets	909,645	34,047	103,997	348,482	1,396,171	25,579
Capital expenditures	38,576	454	660	4,520	44,210	970
Six months ended June 30, 2004
Revenues from external customers	$876,238	$57,048	$23,153	$3,170	$959,609	$111,326
Intercompany revenues	—	75,282	—	1,405	76,687	—
Interest income	1,261	5	1	1,576	2,843	27
Interest expense	4,175	1	—	19,700	23,876	247
Depreciation and amortization	25,081	419	210	4,052	29,762	1,947
Pre-tax income (loss)	47,082	24,833	3,576	(65,725)	9,766	(9,403)
Goodwill	43,791	—	11,723	—	55,514	959
Total assets	855,394	29,177	22,521	350,127	1,257,219	65,604
Capital expenditures	17,139	487	131	3,229	20,986	927

(1)	Pre-tax income includes profit on intercompany revenues, which is eliminated in “All Other.”

(2)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include special pre-tax charges totaling $93,000 and $1.0 million for the three months ended June 30, 2005 and 2004, respectively, and a special pre-tax credit of $23,000 and a pre-tax charge of $1.8 million for the six months ended June 30, 2005 and 2004, respectively for asset impairments, workforce reductions and other unusual items, as well as $6.3 million and $25.1 million for the three-month and six-month periods ending June 30, 2005, respectively, of costs related to the sales process.

(3)	In accordance with the provisions of SFAS No. 144, the results of operations of certain nursing facilities, clinics and other assets have been reclassified, for all periods presented, as discontinued operations. Pre-tax income (loss) for discontinued operations includes net gains on sales and exit costs of $2.8 million and net losses on sales, exit costs, asset impairments and other unusual items of $7.2 million for the three months ended June 30, 2005 and 2004, respectively. Pre-tax income (loss) includes net gains on sales and exit costs of $2.1 million and net losses on sales, exit costs, asset impairments and other unusual items of $4.0 million for the six months ended June 30, 2005 and 2004, respectively. The remaining assets of 22 nursing facilities are classified as held for sale at June 30, 2005. (See Note 5.)

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Beverly Enterprises, Inc.
      We have reviewed the accompanying condensed consolidated balance sheet of Beverly Enterprises, Inc. as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.
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
August 1, 2005

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
      On February 3, 2005, our Board of Directors unanimously rejected the Formation Capital Consortium’s proposal. On March 22, 2005, we announced that our Board of Directors had unanimously voted to conduct an auction process to maximize value for all of our stockholders as soon as practicable through a sale of BEI. The Board also adopted procedures to enable the beneficial owners of not less than 20% of our outstanding common stock to nominate a new slate of directors and cause us to call a special meeting of stockholders to be held on October 21, 2005 for the election of directors.
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
      The sales process is being overseen by independent members of our Board of Directors who have engaged an independent financial advisor to provide a fairness opinion. We have established a due diligence process to assist potential bidders in evaluating their level of interest in acquiring us and in developing bids. Multiple potential bidders or bidding groups signed confidentiality agreements and obtained access to information about

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
BEI contained in an online data room we established. On May 18, 2005, we announced that bidding had entered a second round.
      Our results of operations, financial condition and cash flows may be adversely impacted by the ongoing sales process. To date we have incurred various costs as a result of the expression of interest, the proxy contest and the sales process including legal, investment banking advisory fees and other related costs. During the first quarter of 2005, we engaged two investment banking firms to assist us in evaluating proposals, both solicited and unsolicited, to acquire us or any of our assets or businesses. Under the terms of the engagement we are required to pay a fee to these two firms equal to a percentage of any consideration received in connection with our sale, with their percentage compensation increasing with an increase in the sales value, or a flat fee if no sale was to occur. As a result, we recorded a liability of $16.5 million included in “Other accrued liabilities” on the June 30, 2005 condensed consolidated balance sheet. In addition, we have incurred other costs related to the sales process and have recorded expenses of $8.6 million, of which $6.5 million has been paid and $2.1 million remains accrued at June 30, 2005. In addition, the sales process may impact our ability to attract and retain customers, management and employees and will result in the incurrence of significant additional advisory fees, legal fees and other expenses; however, the amount and impact of these potential additional expenses cannot be reasonably estimated at this time.

General
      Despite the expression of interest and subsequent sales process, our business unit operating and financial trends continue to be positive. Our second quarter included revenue growth of nearly 17% with improvements in operating margins, compared to the year-earlier period. We are dedicated to providing quality of care, executing the specific initiatives we have developed to achieve profitable growth in our business segments and improving our financial position.
      Our three principal business segments performed well ahead of 2004 second-quarter results. On a continuing operations basis, our Nursing Facilities revenue increased 13.2% and pre-tax income increased $29.1 million, including $14.9 million due to favorable rate increases in Indiana. Aegis revenues from third-party customers rose 24%, compared with the 2004 second quarter, reflecting increased business with existing clients and the addition of customers. AseraCare revenues from core operations were up 37%, primarily due to an increase in average daily census of 30%. The balance of the revenue growth from AseraCare is related to our July 2004 acquisition of Hospice USA, LLC and the openings of five new hospice locations.
      Based on the growth trends we are seeing in our principal business units, improved operating metrics and a generally positive reimbursement environment at both federal and state levels, our pre-tax income from continuing operations for the three months ended June 30, 2005, increased 36% from the same period in 2004, excluding $6.3 million of costs related to the sales process discussed above, and $13.0 million of retroactive Medicaid rate adjustments in Indiana for the 2005 second quarter and $40.3 million of costs related to early extinguishments of debt in the second quarter of 2004.
Operating Results

Reclassification
      Results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, reflect asset dispositions during 2005 and 2004, and assets classified as held for sale, as discontinued operations. The following discussions reflect this reclassification.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations — Continuing Operations
      Second Quarter 2005 Compared to Second Quarter 2004. We reported an increase in pre-tax income from continuing operations to $43.3 million for the three months ended June 30, 2005, compared to a pre-tax loss of $13.3 million for the same period in 2004. The quarter-over-quarter comparisons of our financial results are affected by material special pre-tax charges discussed below. Excluding these special pre-tax charges, our pre-tax income from continuing operations would have almost doubled for the three months ended June 30, 2005, compared to the same period in 2004.
      Pre-tax income from continuing operations for the second quarter of 2005 included a special pre-tax charge of $6.3 million for costs related to the sales process (see Item 1. — Note 4). These costs primarily include legal fees and other related costs.
      Pre-tax income from continuing operations for the second quarter of 2004 included the following special pre-tax charges (adjustments):

•	$40.3 million for costs related to the early extinguishment of debt. During the second quarter of 2004, we issued $215.0 million of 7 7/8% senior subordinated notes. The proceeds from the senior subordinated notes, together with cash on hand, were used to purchase $190.6 million of our 9 5/8% senior notes and to pay related fees and expenses. In conjunction with these transactions, we paid a prepayment premium of $36.1 million and wrote off $3.7 million of related deferred financing costs. We also paid $505,000 in tender fees related to the cash tender offer on the 9 5/8% senior notes;

•	$301,000 for workforce reductions and exit costs;

•	$1.3 million reversal of a previously recorded charge as a result of an impaired foreign investment being sold above its carrying value.
      Six Months 2005 Compared to Six Months 2004. We reported an increase in pre-tax income from continuing operations to $58.2 million for the six months ended June 30, 2005, compared to $9.8 million for the same period in 2004. The year-over-year comparisons of our financial results are affected by material special pre-tax charges discussed below. Excluding these special pre-tax charges, our pre-tax income from continuing operations would have increased 61% for the six months ended June 30, 2005, compared to the same period in 2004.
      Pre-tax income from continuing operations for 2005 includes a special pre-tax charge of $25.1 million for costs related to the sales process, of which $6.5 million has been paid and $18.6 million remains accrued as of June 30, 2005 (see Item 1. — Note 4). These costs include legal, investment banking advisory fees and other related costs.
      Pre-tax income from continuing operations for 2004 included the following special pre-tax charges:

•	$40.3 million for the refinancing of our 9 5/8% senior notes (discussed above);

•	$2.9 million for asset impairments, primarily related to two nursing facilities;

•	$444,000 for workforce reduction charges, less $346,000 in related credits, primarily due to the cancellation of restricted stock. The $444,000 for workforce reductions primarily related to 28 associates who were notified in 2004 that their positions would be eliminated and included $423,000 of cash expenses paid during the year ended December 31, 2004.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenues
      Revenues from external customers by operating segment for the three months and six months ended June 30 (in thousands) are as follows:

					Change

					Three Months		Six Months
	Three Months		Six Months		Ended		Ended
	Ended		Ended		June 30,		June 30,
	June 30,		June 30,		2005 vs. 2004		2005 vs. 2004

	2005	2004	2005	2004	$	%	$	%

Nursing Facilities	$499,174	$440,888	$995,737	$876,238	$58,286	13.2%	$119,499	13.6%
Aegis Therapies	37,000	29,868	73,204	57,048	7,132	23.9%	16,156	28.3%
AseraCare Hospice/ Home Health	26,306	12,183	50,349	23,153	14,123	115.9%	27,196	117.5%
Other	1,618	690	2,976	3,170	928	134.5%	(194)	(6.1)%

Total revenues	$564,098	$483,629	$1,122,266	$959,609	$80,469	16.6%	$162,657	17.0%

      Second Quarter 2005 Compared to Second Quarter 2004. Approximately 88% and 91% of our revenues for the three months ended June 30, 2005 and 2004, respectively, were derived from services provided by our Nursing Facilities segment. The increase in total revenues of $80.5 million for the three months ended June 30, 2005, as compared to the same period in 2004, is primarily due to the following, by operating segment:

Nursing Facilities:

•	an increase of $20.7 million primarily due to a retroactive Medicaid rate adjustment in Indiana;

•	an increase of $23.6 million, $5.7 million and $3.0 million due to increases in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $7.0 million due to a positive shift in our patient mix; partially offset by

•	a decrease of $2.3 million due to a decline in census;

Aegis:

•	an increase of $7.1 million from growth in Aegis’ external therapy business, including a 4% growth in average revenue per contract and an increase in new customers;

AseraCare:

•	an increase of $9.6 million due to the Hospice USA acquisition; and

•	an increase of $4.5 million, primarily due to openings of new hospice locations and a 30% increase in average daily census in our AseraCare business.
      Six Months 2005 Compared to Six Months 2004. Approximately 89% and 91% of our revenues for the six months ended June 30, 2005 and 2004, respectively, were derived from services provided by our Nursing

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
Facilities segment. The increase in total revenues of $163.0 million for the six months ended June 30, 2005, as compared to the same period in 2004, is primarily due to the following, by operating segment:

Nursing Facilities:

•	an increase of $55.3 million primarily due to retroactive Medicaid rate adjustments in Indiana and Pennsylvania;

•	an increase of $41.5 million, $13.1 million and $6.6 million due to increases in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $3.4 million in Medicare Part B revenues, primarily due to increased therapy-related services;

•	an increase of $8.8 million due to a positive shift in our patient mix; partially offset by

•	a decrease of $4.6 million due to one less calendar day during 2005, as compared to the same period in 2004; and

•	a decrease of $5.0 million due to a decline in census;

Aegis:

•	an increase of $16.2 million from growth in Aegis’ external therapy business, including a 4% growth in average revenue per contract and an increase in new customers;

AseraCare:

•	an increase of $18.3 million due to the Hospice USA acquisition; and

•	an increase of $8.9 million, primarily due to openings of new hospice locations and a 33% increase in average daily census in our AseraCare business.

Costs and Expenses
      The following table details costs and expenses, excluding special pre-tax charges, for the three months and six months ended June 30 (in thousands):

					Change

					Three Months		Six Months
	Three Months		Six Months		Ended		Ended
	Ended		Ended		June 30,		June 30,
	June 30,		June 30,		2005 vs. 2004		2005 vs. 2004

	2005	2004	2005	2004	$	%	$	%

Wages and related	$305,519	$274,308	$607,779	$546,118	$31,211	11.4%	$61,661	11.3%
Provision for insurance and related items	27,547	30,584	57,032	58,176	(3,037)	(9.9)%	(1,144)	(2.0)%
Other operating and administrative	155,606	126,943	323,512	252,731	28,663	22.6%	70,781	28.0%
Depreciation and amortization	17,446	15,034	34,052	29,762	2,412	16.0%	4,290	14.4%

Total costs and expenses excluding special pre-tax charges (adjustments)	$506,118	$446,869	$1,022,375	$886,787	$59,249	13.3%	$135,588	15.3%

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Second Quarter 2005 Compared to Second Quarter 2004. Excluding special pre-tax charges discussed above, our total costs and expenses increased $59.2 million quarter over quarter, primarily due to the following:

•	an increase of $22.1 million in state-imposed provider taxes, primarily associated with the retroactive Medicaid rate adjustments in Indiana and Pennsylvania, included in our Nursing Facilities segment; and

•	an increase of $8.8 million in Aegis wages and related expenses due to increased staffing associated with the increased volume of new contracts, including a $1.1 million, or 27%, increase in Aegis contract therapy costs;

•	an increase of $3.4 million in Nursing Facilities wages and related expenses, primarily due to a 3.9% increase in the weighted average wage rate and an increase in nursing hours per patient day;

•	an increase of $9.7 million due to the Hospice USA acquisition, the opening of five new hospice locations and two home health centers;

•	an increase of $3.0 million in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment;

•	an increase in depreciation and amortization expense, primarily due to an increase in capital expenditures in our Nursing Facilities segment; partially offset by

•	a 10% decrease in our provision for insurance and related items, primarily due to a reduction in workers’ compensation program costs and expenses.
      Six Months 2005 Compared to Six Months 2004. Excluding special pre-tax charges, discussed above, our total costs and expenses increased $135.6 million, primarily due to the following:

•	an increase of $57.4 million in state-imposed provider taxes, primarily associated with the retroactive Medicaid rate adjustments in Indiana and Pennsylvania, included in our Nursing Facilities segment; and

•	an increase of $18.9 million in Aegis wages and related expenses due to increased staffing related to the increased volume of new contracts. This increase includes a $3.3 million, or 45%, increase in Aegis contract therapy cost;

•	an increase of $13.0 million in Nursing Facilities wages and related expenses, primarily due to a 4.2% increase in the weighted average wage rate and an increase in nursing hours per patient day;

•	an increase of $19.5 million due to the Hospice USA acquisition and the opening of 18 new hospice locations;

•	an increase of $5.6 million in contracted services, primarily due to outsourcing certain housekeeping, laundry and dietary services in our Nursing Facilities segment;

•	an increase in depreciation and amortization expense, primarily due to an increase in capital expenditures in our Nursing Facilities segment.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Income and Expenses, Net
      Other income and expenses for the three months and six months ended June 30 (in thousands) are as follows:

					Change

					Three Months Ended		Six Months Ended
	Three Months Ended		Six Months Ended		June 30,		June 30,
	June 30,		June 30,		2005 vs. 2004		2005 vs. 2004

	2005	2004	2005	2004	$	%	$	%

Other income (expenses):
Interest expense	$(10,779)	$(12,108)	$(21,347)	$(23,876)	$1,329	(11.0)%	$2,529	(10.6)%
Costs related to early extinguishment of debt(1)	—	(40,254)	—	(40,254)	40,254	—	40,254	—
Costs related to the sales process of the Company(1)	(6,331)	—	(25,052)	—	(6,331)	—	(25,052)	—
Interest income	1,964	1,320	4,027	2,843	644	48.8%	1,184	41.6%
Net gains on dispositions	539	(5)	623	32	544	—	591	—

(1)	See Results of Operations — Continuing Operations for a discussion of these special pre-tax charges.

Interest Expense
      Interest expense decreased 11% for both the three-month and six-month periods ended 2005, as compared to the same period in 2004, primarily due to the June 2004 refinancing of our 9 5/8% senior notes and the reduction of debt using proceeds from sales of facilities in 2004.

Results of Operations — Discontinued Operations
      The results of operations of facilities, clinics and other assets disposed of in the three-month and six-month periods ended June 30, 2005, as well as the results of operations of held-for-sale assets, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Also included in discontinued operations are gains and losses on sales, additional

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
impairments and exit costs related to these transactions. A summary of discontinued operations by operating segment, is as follows (in thousands):

	2005				2004

	Nursing		Home		Nursing		Home
	Facilities	Matrix	Care	Total	Facilities	Matrix	Care	Total

Three Months Ended June 30
Revenues	$29,426	$—	$—	$29,426	$50,506	$3,602	$—	$54,108

Operating income (loss)(1)	$1,988	$47	$(137)	$1,898	$(4,924)	$495	$(25)	$(4,454)
Gain (loss) on sales and exit costs	3,014	—	—	3,014	(5,570)	(25)	20	(5,575)
Impairments and other unusual items	(205)	—	—	(205)	(1,648)	—	—	(1,648)

Pre-tax income (loss)	$4,797	$47	$(137)	4,707	$(12,142)	$470	$(5)	(11,677)

Provision for (benefit from) state income taxes				137				(78)

Discontinued operations, net of taxes				$4,570				$(11,599)

(1)	Includes net interest expense of $10,000 and $140,000 for 2005 and 2004, respectively, as well as depreciation and amortization expense of $105,000 and $909,000 for 2005, and 2004, respectively.

	2005				2004

	Nursing				Nursing		Home
	Facilities	Matrix	Home Care	Total	Facilities	Matrix	Care	Total

Six Months Ended June 30
Revenues	$63,897	$2,546	$—	$66,443	$104,275	$6,903	$148	$111,326

Operating income (loss)(1)	$2,174	$452	$(234)	$2,392	$(6,009)	$648	$(32)	$(5,393)
Gain (loss) on sales and exit costs	2,136	—	—	2,136	(1,082)	(25)	3	(1,104)
Impairments and other unusual items	2	—	—	2	(2,906)	—	—	(2,906)

Pre-tax income (loss)	$4,312	$452	$(234)	4,530	$(9,997)	$623	$(29)	(9,403)

Provision for (benefit from) state income taxes				(1,358)				345

Discontinued operations, net of taxes				$5,888				$(9,748)

(1)	Includes net interest expense of $36,000 and $220,000 for 2005 and 2004, respectively, as well as depreciation and amortization expense of $560,000 and $1.9 million for 2005 and 2004, respectively.

Income Taxes
      Our provision for income taxes from continuing operations of $3.3 million for the six months ended

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
June 30, 2005 primarily relates to state income taxes estimated to be due in “separate return” filing states where we conduct business, as well as federal alternative minimum tax (“AMT”). We recorded a tax benefit in discontinued operations of $1.4 million for the six months ended June 30, 2005, primarily related to state tax refunds in a state where we have ceased operations. The valuation allowance on our net deferred tax assets decreased by $39.7 million during the six months ended June 30, 2005 to $118.6 million, primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards, general business tax credits, and AMT credits to offset taxable income for the period.

New Accounting Standard
      In December 2004, the FASB issued SFAS No. 123R which, when effective, will eliminate the intrinsic value method as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies guidance surrounding measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.
      In the first quarter of 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides further clarification on the implementation of SFAS No. 123R and provides alternative phase-in methods. The SEC announced in the second quarter of 2005 that it is extending the phase-in period for expensing of stock-based awards, which will extend our effective date for implementation of SFAS No. 123R to January 1, 2006. We expect to use the modified version of prospective application when we implement SFAS No. 123R and based on the current estimated value of unvested stock options, we expect wages and related expenses to increase approximately $500,000 in 2006.
Liquidity and Capital Resources
      At June 30, 2005, we had $212.6 million in cash and cash equivalents and $7.2 million of investments with maturities between three and six months. We anticipate that $82.3 million of this cash balance, while not legally restricted, will be utilized primarily to fund certain general and professional liabilities and workers’ compensation claims and expenses. In addition, at June 30, 2005, we had approximately $13.4 million in funds that are restricted for the payment of insured claims and are included in “Prepaid expenses and other” on our condensed consolidated balance sheet. At June 30, 2005, we had positive working capital of $229.8 million reflected on our condensed consolidated balance sheet, an increase of 31% from year-end 2004. At June 30, 2005, we had $90.0 million of unused commitments under our revolving credit facility and $15.7 million of unused commitments under our letter of credit facility.
      Cash Flows. Our cash flows consisted of the following (in thousands):

	2005	2004

Net cash provided by (used for):
Operating activities	$35,367	$(21,976)
Investing activities	(36,556)	14,159
Financing activities	(1,888)	(34,535)

Net decrease in cash and cash equivalents	$(3,077)	$(42,352)

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Net cash provided by (used for) operating activities, under the direct method, for the six months ended June 30, consists of the following (in thousands):

	2005	2004

Cash received from patients and third-party payors	$1,119,045	$990,715
Interest received	4,031	2,870
Cash paid to suppliers and employees	(1,072,262)	(992,086)
Interest paid	(19,714)	(19,103)
Income tax (paid) refunds received	4,267	(4,372)

Net cash provided by (used for) operating activities	$35,367	$(21,976)

      The $35.4 million of net cash provided by operating activities and $14.2 million of proceeds from dispositions were primarily used to fund capital expenditures of $45.2 million and to pay down long-term debt for the six months ended June 30, 2005. For the six months ended June 30, 2004, the $22.0 million of net cash used for operating activities was primarily caused by an $80.2 million increase in accounts receivable, principally resulting from the termination of daily purchases of receivables by Beverly Funding Corporation (“BFC”) from Beverly Health and Rehabilitation Services (“BHRS”) on March 1, 2004. With the termination of daily purchases of receivables by BFC from BHRS, our accounts receivable increased and resulted in a use of cash from operating activities on our condensed consolidated statement of cash flows for the second quarter of 2004. Accounts receivable increased $69.7 million during the six months ended June 30, 2005, primarily due to the recording of retroactive receivables from Indiana associated with a change in the Medicaid plan in that state, as well as the timing of certain Medicare and Medicaid payments and increased revenues.
      Debt transaction. During June 2005, we entered into a mortgage loan for $5.2 million for the construction of a nursing facility. This loan bears interest at 30-day LIBOR plus 2.5%, requires monthly principal and interest payments and is secured by the real property and a security interest in the personal property of the nursing facility.
      Divestitures. During the six months ended June 30, 2005, we sold two nursing facilities for $13.0 million, in cash and 10 outpatient clinics for $4.6 million, including $710,000 cash and $3.8 million of notes receivable. As of June 30, 2005, we had 22 nursing facilities classified as held for sale that met the appropriate criteria set forth in SFAS No. 144 and we expect to dispose of them within the next six months.
      Sale of the Company. Our results of operations, financial condition, cash flows and liquidity may be adversely impacted by the ongoing sales process. To date we have incurred various costs as a result of the expression of interest, the proxy contest and the sales process including legal, investment banking advisory fees and other related costs. During the six months ended June 30, 2005, we recorded $25.1 million of such costs, of which $6.5 million has been paid and $18.6 million remains accrued as of June 30, 2005. In addition, the sales process may impact our ability to attract and retain customers, management and employees and will result in the incurrence of significant additional advisory fees, legal fees and other expenses; however, the amount and impact of these potential additional expenses cannot be reasonably estimated at this time.
      Summary. We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $10.7 million, to make capital additions and improvements of approximately $100.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities and to meet working capital requirements for the twelve months ending June 30, 2006.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
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
      We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We also cannot assure you as to what the potential impact of the sales process will ultimately be on our business and operations. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If cash flows from operations or availability under our existing banking arrangements fall below expectations, we may be required to utilize cash on hand, delay capital expenditures, dispose of certain assets, issue additional debt securities, or consider other alternatives to improve liquidity.
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
      As required by SEC Rule 13a-15(b), we have carried out an evaluation as of June 30, 2005, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting
      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
BEVERLY ENTERPRISES, INC.
OTHER INFORMATION
June 30, 2005
(Unaudited)

ITEM 1.	LEGAL PROCEEDINGS.
      Information regarding our legal proceedings is set forth in Note 9 “Contingencies and Legal Proceedings” in Part I Item 1 of this Form 10-Q, which information is incorporated herein by reference. Other than as set forth in Note 9, there have been no material developments to the information presented under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      On April 21, 2005, we held our Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing eight members to the Board of Directors, ratifying the appointment of Ernst & Young LLP as independent registered public accounting firm for 2005 and transacting such other business as may have properly come before the meeting or any adjournment thereof.
      The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

Director	For	Withheld

William R. Floyd	60,114,852	9,016,660
Melanie Creagan Dreher, Ph.D.	60,151,945	8,979,567
John D. Fowler, Jr.	60,155,645	8,975,867
John P. Howe, III, M.D.	60,143,425	8,988,087
James W. McLane	60,146,675	8,984,837
Ivan R. Sabel	60,154,795	8,976,717
Donald L. Seeley	60,156,160	8,975,352
Marilyn R. Seymann, Ph.D.	60,144,745	8,986,767
      The appointment of Ernst & Young LLP as independent registered public accounting firm for 2005 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

For	66,113,270
Against	451,372
Abstentions	2,566,870
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
      On February 3, 2005, our Board of Directors unanimously rejected the Formation Capital Consortium’s proposal. On March 22, 2005, we announced that our Board of Directors had unanimously voted to conduct an auction process to maximize value for all of our stockholders as soon as practicable through a sale of BEI. The Board also adopted procedures to enable the beneficial owners of not less than 20% of our outstanding common stock to nominate a new slate of directors and cause us to call a special meeting of stockholders to be held on October 21, 2005 for the election of directors.

BEVERLY ENTERPRISES, INC.
OTHER INFORMATION (Continued)
June 30, 2005
(Unaudited)
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

ITEM 5.	OTHER INFORMATION.
      (a) The information contained in Item 1.01 of our Current Report on Form 8-K filed May 5, 2005, is hereby incorporated by reference. The information pertains to an amendment to our Annual Incentive Plan and an amendment to David R. Devereaux’s severance agreement that were approved by the Board of Directors.

ITEM 6.	EXHIBITS.

Exhibit
Number

3.1	Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2	Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings, Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.3	By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
10.1	Amendment No. 1 to Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed on May 5, 2005)
10.2	Amendment to Severance Agreement for David R. Devereaux (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed on May 5, 2005)
15	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beverly Enterprises, Inc.
Registrant

By:	/s/ Pamela H. Daniels

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer
Dated: August 4, 2005