Form 10-Q
period 2005-09-30
BEVERLY ENTERPRISES INC
filed 2005-11-07
CIK 1040441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
(479) 201-2000
Registrant’s website:
www.beverlycorp.com
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
Shares of Registrant’s Common Stock, $.10 par value, outstanding, exclusive of treasury shares, at October 31, 2005 — 109,532,108

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

BEVERLY ENTERPRISES, INC.
FORM 10-Q
September 30, 2005

PART I
ITEM 1. FINANCIAL STATEMENTS.
BEVERLY ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2005	2004

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$217,843	$215,665
Accounts receivable — less allowance for doubtful accounts: 2005 — $24,119; 2004 — $26,320	270,396	235,477
Notes receivable, less allowance for doubtful notes: 2005 — $2,717; 2004 — $1,686	4,729	2,786
Operating supplies	9,308	9,660
Assets held for sale	—	3,542
Prepaid expenses and other	44,984	37,266

Total current assets	547,260	504,396
Property and equipment, net	672,583	664,311
Other assets:
Goodwill, net	122,090	124,066
Other, less allowance for doubtful accounts and notes: 2005 — $1,027; 2004 — $1,538	69,614	68,612

Total other assets	191,704	192,678

	$1,411,547	$1,361,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,541	$67,778
Accrued wages and related liabilities	93,617	104,037
Accrued interest	8,787	3,602
General and professional liabilities	58,187	54,216
Federal government settlement obligations	15,386	14,359
Liabilities held for sale	—	676
Other accrued liabilities	105,341	83,097
Current portion of long-term debt	8,158	12,240

Total current liabilities	356,017	340,005
Long-term debt	536,544	545,943
Other liabilities and deferred items	153,366	203,024
Commitments and contingencies
Stockholders’ equity:
Preferred stock, shares authorized: 25,000,000	—	—
Common stock, shares issued: 2005 — 117,812,924; 2004 — 116,621,715	11,781	11,662
Additional paid-in capital	912,400	902,053
Accumulated deficit	(450,063)	(532,804)
Treasury stock, at cost: 8,283,316	(108,498)	(108,498)

Total stockholders’ equity	365,620	272,413

	$1,411,547	$1,361,385

Note:	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes.

BEVERLY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$583,942	$524,842	$1,761,555	$1,536,796
Costs and expenses:
Wages and related	331,126	311,850	971,216	889,193
Provision for insurance and related items	35,807	29,590	97,416	94,225
Other operating and administrative	156,527	134,962	495,506	402,036
Depreciation and amortization	19,355	15,624	53,621	45,863
Asset impairments, workforce reductions and other unusual items	504	(473)	479	1,122

Total costs and expenses	543,319	491,553	1,618,238	1,432,439

Income before other income (expenses)	40,623	33,289	143,317	104,357
Other income (expenses):
Interest expense	(10,704)	(11,089)	(32,051)	(34,965)
Costs related to early extinguishment of debt	—	(176)	—	(40,430)
Costs related to the sales process of the Company	(11,514)	—	(36,566)	—
Interest income	2,407	1,246	6,434	4,090
Net gains on dispositions	44	582	667	614

Total other expenses, net	(19,767)	(9,437)	(61,516)	(70,691)

Income before provision for (benefit from) income taxes and discontinued operations	20,856	23,852	81,801	33,666
Provision for (benefit from)income taxes	(590)	536	2,688	3,038

Income before discontinued operations	21,446	23,316	79,113	30,628
Discontinued operations, net of taxes: for the quarters 2005 — $(80) and 2004 — ($59); for the nine months 2005 — ($1,438) and 2004 — $286	520	1,084	3,628	(8,712)

Net income	$21,966	$24,400	$82,741	$21,916

Net income (loss) per share of common stock:
Basic:
Before discontinued operations	$0.20	$0.22	$0.72	$0.28
Discontinued operations, net of taxes	—	0.01	0.04	(0.08)

Net income per share of common stock	$0.20	$0.23	$0.76	$0.20

Shares used to compute basic net income (loss) per share	109,506	108,039	109,246	107,613

Diluted:
Before discontinued operations	$0.18	$0.19	$0.64	$0.27
Discontinued operations, net of taxes	—	0.01	0.03	(0.07)

Net income per share of common stock	$0.18	$0.20	$0.67	$0.20

Shares used to compute diluted net income (loss) per share	127,184	124,493	126,862	124,105

See accompanying notes.

BEVERLY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$82,741	$21,916
Adjustments to reconcile net income to net cash provided by (used for) operating activities, including discontinued operations:
Depreciation and amortization	53,973	47,656
Provision for reserves on accounts, notes and other receivables, net	6,530	10,772
Amortization of deferred financing costs	2,072	2,107
Asset impairments, workforce reductions and other unusual items	479	3,799
Costs related to early extinguishments of debt	—	40,430
Costs related to the sales process of the Company	36,566	—
Gains on dispositions of facilities and other assets, net	(2,493)	(455)
Insurance related accounts	(49,455)	(12,833)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(45,161)	(53,955)
Prepaid expenses and other receivables	933	8,139
Accounts payable and other accrued expenses	(20,034)	(23,140)
Income taxes payable	3,081	(2,497)
Other, net	1,872	(4,219)

Total adjustments	(11,637)	15,804

Net cash provided by operating activities	71,104	37,720
Cash flows from investing activities:
Capital expenditures	(68,194)	(37,964)
Payments for acquisitions, net of cash acquired	—	(71,479)
Proceeds from dispositions of facilities and other assets, net	14,158	22,346
Collections on notes receivable	63	32,268
Payments for designated funds, net	(185)	(958)
Proceeds from Beverly Funding Corporation investment	—	28,956
Other, net	(6,409)	(24,316)

Net cash used for investing activities	(60,567)	(51,147)
Cash flows from financing activities:
Proceeds from issuance of new debt	5,200	211,384
Repayments of long-term debt	(18,681)	(207,479)
Proceeds from exercise of stock options	5,428	1,399
Deferred financing costs paid	(306)	(43,332)

Net cash used for financing activities	(8,359)	(38,028)

Net increase (decrease) in cash and cash equivalents	2,178	(51,455)
Cash and cash equivalents at beginning of period	215,665	258,815

Cash and cash equivalents at end of period	$217,843	$207,360

Supplemental schedule of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$24,834	$30,969
Income tax payments (refunds), net	(1,831)	5,821
See accompanying notes.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

Note 1.	General

Basis of Presentation
      We have prepared these condensed consolidated financial statements without audit. In management’s opinion, these condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, our cash flows for the nine months ended September 30, 2005 and 2004, and our financial condition at September 30, 2005 and December 31, 2004, in accordance with the rules and regulations of the SEC. Although certain information and footnote disclosures required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC. Our results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results for a full year.

Reclassification
      The accompanying condensed consolidated financial statements have been restated for all periods presented to reflect the reclassification of our California nursing facilities as held and used (see Note 5).

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

Revenues
      Our revenues are derived primarily from providing long-term healthcare services. Approximately 80% of our revenues for each of the three-month and nine-month periods ended September 30, 2005 and 2004, were derived from federal and state medical assistance programs (primarily Medicare and Medicaid). We record revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment.
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)

Note 1.	General — (Continued)
      Retroactive adjustments are estimated in the recording of revenues in accordance with Medicare and Medicaid plan provisions in effect during the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known, as state plan provisions are retroactively changed or as cost reporting years are no longer subject to audits, reviews or investigations. Due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a possibility that recorded estimates will change by a material amount in the near term. During the three months ended September 30, 2005, we recorded the impact of an approved retroactive Medicaid plan change for the state of California, which resulted in an increase in revenues and “Accounts receivable” of $2.3 million and an increase in provider tax expense included in “Other operating and administrative expenses” and “Other accrued liabilities” of $968,000, related to prior years. This resulted in a net increase in pre-tax income for the third quarter of 2005 of $1.4 million ($0.01 per share diluted). Also included in pre-tax income for the third quarter of 2005 is the net impact related to the first and second quarters of 2005 of $1.5 million ($0.01 per share diluted).
      For the nine-month period ended September 30, 2005, our pre-tax income increased $19.9 million ($0.16 per share diluted) as a result of the prior year impacts of retroactive Medicaid plan changes for the states of Indiana, Pennsylvania and California. All other changes in estimates related to third-party receivables resulted in an increase in revenues from continuing operations of $417,000 and $3.2 million for the three months ended September 30, 2005 and 2004, respectively, and $2.0 million and $8.3 million for the nine months ended September 30, 2005 and 2004, respectively. We believe adequate provision has been made to reflect any adjustments that could result from subsequent audits or reviews.
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)

Note 1.	General — (Continued)

Earnings Per Share
      The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator:
Numerator for basic net income per share from continuing operations	$21,446	$23,316	$79,113	$30,628
Effect of dilutive securities:
Interest on 2.75% convertible subordinated notes, net of income taxes of $0	828	825	2,482	2,474

Numerator for diluted net income per share from continuing operations	$22,274	$24,141	$81,595	$33,102

Denominator:
Denominator for basic net income per share from continuing operations — weighted average shares	109,506	108,039	109,246	107,613
Effect of dilutive securities:
Employee stock options	2,283	1,022	2,221	1,060
2.75% convertible subordinated notes	15,395	15,432	15,395	15,432

Denominator for diluted net income per share from continuing operations — adjusted weighted average shares and assumed conversions	127,184	124,493	126,862	124,105

Basic net income per share from continuing operations	$0.20	$0.22	$0.72	$0.28

Diluted net income per share from continuing operations	$0.18	$0.19	$0.64	$0.27

      Diluted net income per share from continuing operations does not include the impact of 10,000 employee stock options outstanding for the three-month and nine-month periods ended September 30, 2005 and 1.8 million and 6.9 million for the three-month and nine-month periods ended September 30, 2004, respectively, because their effect would have been antidilutive. In accordance with Emerging Issues Task Force 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, we have included the dilutive effect of our 2.75% convertible subordinated notes, on an if-converted basis, in our calculation of diluted net income per share from continuing operations for the three-month and nine-month periods ended September 30, 2005 and 2004. On September 30, 2005, one holder converted $276,000 of our 2.75% convertible subordinated notes for 37,037 shares of our common stock.

Note 2.	Insurance
      Our provision for insurance is based primarily upon the results of independent actuarial valuations, prepared by experienced actuaries. These independent valuations are formally prepared twice each year using the most recent trends of claims, settlements and other relevant data. In addition to the estimate of retained losses, our provision for insurance includes accruals for insurance premiums and related costs for the coverage

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 2.                             Insurance — (Continued)
period and our estimate of any experience adjustments to premiums. Our next actuarial study is expected to be completed in January 2006 using data through September 30, 2005. Based on the foregoing, we believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care and related services provided to date.
      The following table summarizes our provision for insurance and related items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

General and professional liability:
Continuing operations	$23,506	$15,341	$64,610	$54,820
Discontinued operations	—	1,252	(317)	9,017

	$23,506	$16,593	$64,293	$63,837

Workers’ compensation:
Continuing operations	$9,934	$10,991	$25,773	$29,570
Discontinued operations	(552)	383	261	1,843

	$9,382	$11,374	$26,034	$31,413

Other insurance:
Continuing operations	$2,367	$3,258	$7,033	$9,835
Discontinued operations	2	26	30	145

	$2,369	$3,284	$7,063	$9,980

Total provision for insurance and related items:
Continuing operations	$35,807	$29,590	$97,416	$94,225
Discontinued operations	(550)	1,661	(26)	11,005

	$35,257	$31,251	$97,390	$105,230

      Our insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

	September 30,	December 31,
	2005	2004

Accrued wages and related liabilities	$127	$488
General and professional liabilities	58,187	54,216
Other liabilities and deferred items	61,783	117,962

	$120,097	$172,666

      Our long-term other liabilities and deferred items decreased $56.2 million from December 31, 2004, and our cash flows for the nine months ended September 30, 2005, decreased $49.5 million, primarily due to payments for patient claims settlements. Total claim payments for the three months and nine months ended September 30, 2005, were in excess of the estimates derived from our last actuarial study completed in the second quarter of 2005. A portion of this amount relates to an $18.9 million class action settlement associated

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)

Note 2.	Insurance — (Continued)
with two previously disposed facilities in the state of Arkansas. This class action settlement amount, along with certain related patient care claim settlements, were funded during the third quarter of 2005 and recorded against previously recorded patient care liability reserves. Our general and professional liability expense from continuing operations increased during the third quarter of 2005, as compared to the third quarter of 2004, primarily due to the impact of these accelerated settlements on the discount provisions of the liability.
      Between each independent actuarial evaluation, the trends with respect to claims and settlements made and other relevant data may change. As a result, there is a reasonable possibility that our liabilities for patient care and related services, as determined by us and our actuaries, may be adjusted by a material amount in the near term. We cannot currently predict the impact, if any, of our current data trends on the actuarial study to be completed in January 2006.

Note 3.	Asset Impairments, Workforce Reductions and Other Unusual Items
      We recorded pre-tax charges (credits) for asset impairments, workforce reductions and other unusual items as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Asset impairments	$70	$—	$55	$2,885
Workforce reductions	—	(1)	—	97
Other unusual items, including exit costs	434	(97)	424	(161)
Reversal of previously recorded charges	—	(375)	—	(1,699)

	$504	$(473)	$479	$1,122

      The following table summarizes activity in our accruals for estimated workforce reductions and exit costs (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

	Workforce	Exit	Workforce	Exit	Workforce	Exit	Workforce	Exit
	Reductions	Costs	Reductions	Costs	Reductions	Costs	Reductions	Costs

Balance beginning of period	$443	$4,353	$1,535	$6,667	$1,166	$4,572	$3,029	$7,270
Charged to continuing operations	—	432	126	(52)	—	529	553	51
Charged to discontinued operations	—	594	—	47	—	3,684	—	2,991
Cash payments	(24)	(789)	(364)	(1,649)	(711)	(4,103)	(2,302)	(5,299)
Reversals	(22)	(42)	(127)	—	(58)	(134)	(110)	—

Balance end of period	$397	$4,548	$1,170	$5,013	$397	$4,548	$1,170	$5,013

      Workforce reduction and exit cost accruals are included in “Accrued wages and related liabilities” and “Other accrued liabilities” on our condensed consolidated balance sheets.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)

Note 4.	Sale of the Company and Related Items
      In January 2005, a group including Formation Capital, LLC, Appaloosa Management, LP, Franklin Mutual Advisers LLC and Northbrook NBV LLC (the “Formation Capital Consortium”), publicly announced an unsolicited indication of interest in acquiring all of our outstanding common stock. Arnold M. Whitman, the Chief Executive Officer of Formation Capital, also nominated a slate of six individuals for election to our Board of Directors. Our Board of Directors unanimously rejected the Formation Capital Consortium’s proposal, and on March 22, 2005, we announced that our Board of Directors had unanimously voted to conduct an auction process, to be overseen by the independent members of the Board, to maximize value for all of our stockholders as soon as practicable through a sale of BEI.
      On April 11, 2005, we entered into a Settlement Agreement with the Formation Capital Consortium and Mr. Whitman under which, among other things, they agreed to discontinue the solicitation of proxies in connection with the Company’s April 21, 2005 Annual Meeting of Stockholders and Mr. Whitman withdrew his nominees for election to our Board of Directors and other proposals for consideration at the 2005 Annual Meeting. Concurrently, we agreed to allow the Formation Capital Consortium to participate in our on-going sales process on the same basis as all other potential buyers.
      On August 16, 2005, following two rounds of due diligence and bidding by potential buyers, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with North American Senior Care, Inc. (“NASC”), NASC Acquisition Corp., a wholly-owned subsidiary of NASC (“Merger Sub”), and SBEV Property Holdings LLC, which provides that Merger Sub will be merged with and into the Company (the “Merger”) and the holders of outstanding shares of our common stock would receive cash consideration of $12.80 per share.
      On August 19, 2005, we announced that we had received a proposal from the Formation Capital Consortium to acquire, subject to certain conditions, all of the outstanding shares of our common stock for $12.90 per share in cash. On August 23, 2005, we entered into a First Amendment to the Merger Agreement with NASC, pursuant to which NASC agreed to increase the merger consideration to $13.00 per share of our outstanding common stock. On September 22, 2005, we entered into a Second Amendment to the Merger Agreement with NASC which, among other things, granted NASC an extension of time to deliver debt commitment letters and a solvency opinion. In exchange for the extension of time, NASC paid BEI an additional $3.0 million good faith deposit, which increased the total initial good faith deposit to $10.0 million. In addition, NASC is obligated to deliver the full $60.0 million good faith deposit on an unconditional basis and to provide an unconditional $350.0 million equity commitment by November 18, 2005. NASC delivered the debt commitment letters and the solvency opinion on October 21, 2005.
      Our results of operations, financial condition and cash flows may be adversely impacted by the ongoing sales process. To date, we have incurred various costs as a result of the Formation Capital Consortium’s indication of interest, the proxy contest and the sales process, including legal fees, investment banking advisory fees and other related costs. During the first quarter of 2005, we engaged two investment banking firms to assist us in evaluating proposals, both solicited and unsolicited, to acquire us or any of our assets or businesses. Under the terms of the engagement we are required to pay fees to the two firms whether or not we are sold. In the case of a sale, the fees are a percentage of the consideration received in connection with our sale, with the percentage of compensation increasing with an increase in the sales value. If there is no sale, the firms each receive a flat fee. As a result, we recorded a liability of $19.8 million, of which $4.5 million has been paid as of September 30, 2005, with the remaining liability included in “Other accrued liabilities” on the September 30, 2005 condensed consolidated balance sheet. We have also incurred other costs related to the sales process and have recorded expenses of $16.8 million, of which $13.6 million has been paid and $3.2 million remains accrued at September 30, 2005. In addition, the sales process may impact our ability to attract and retain

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)

Note 4.	Sale of the Company and Related Items — (Continued)
customers, management and employees and may result in the incurrence of additional advisory fees, legal fees and other expenses.
Note 5.     Discontinued Operations
      During the nine months ended September 30, 2005, we recognized net pre-tax gains of $1.8 million, primarily relating to the sale of seven nursing facilities (889 beds) for cash proceeds totaling $13.3 million. These assets were part of our Nursing Facilities segment, five of which were held for sale as of December 31, 2004. In addition, we sold 10 outpatient clinics for $4.6 million, including $710,000 in cash and $3.8 million of notes receivable. These assets and related liabilities were part of our former Matrix segment and were held for sale as of December 31, 2004.
      During the quarter ended September 30, 2005, the Centers for Medicare and Medicaid Services (“CMS”) approved a Medicaid rate plan change for the state of California (see Note 1). This plan change improves the projected cash flows of our facilities in California, all of which had previously been held for sale. Based on the new cash flow projections for the facilities, during the third quarter we reassessed the fair value of these 22 properties. The expected sales proceeds for these leased assets would not provide us with sufficient proceeds to offset the present value of their expected future cash flows. Consequently, management recommended, and the Board of Directors approved, that we continue to operate the California facilities and no longer market them for sale. The impact of this decision resulted in, among other things, incremental depreciation and amortization of $1.4 million during the three months and nine months ended September 30, 2005, of which $567,000 relates to the prior year. These assets have been reclassified as held and used on our condensed consolidated balance sheets for all periods presented and are stated at the lower of carrying value less incremental depreciation.
      The remaining assets and liabilities of our former Matrix segment were included in assets and liabilities held for sale as of December 31, 2004. The asset line items from which the reclassifications were made was $2.0 million from “Current assets,” $1.2 million from “Property and equipment-net,” $332,000 from “Goodwill” and $28,000 from “Other assets.”
      The results of operations of disposed facilities and other assets in the three-month and nine-month periods ended September 30, 2005, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of income. Also included in discontinued operations are the gains and losses on sales and exit costs relative to these transactions. Discontinued operations for the three-month and nine-month periods ended September 30, 2004 also include the results of operations for all facilities, clinics and businesses disposed of during 2004.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 5.     Discontinued Operations — (Continued)
      A summary of discontinued operations by operating segment is as follows (in thousands):

	2005				2004

	Nursing		Home		Nursing		Home
	Facilities	Matrix	Care	Total	Facilities	Matrix	Care	Total

Three Months Ended September 30
Revenues	$393	$—	$—	$393	$12,926	$3,563	$—	$16,489

Operating income (loss)(1)	$733	$4	$14	$751	$(31)	$211	$33	$213
Gain (loss) on sales and exit costs	(311)	—	—	(311)	228	(24)	366	570
Impairments and other unusual items	—	—	—	—	242	—	—	242

Pre-tax income	$422	$4	$14	440	$439	$187	$399	1,025

Benefit from state income taxes				(80)				(59)

Discontinued operations, net of taxes				$520				$1,084

(1)	Includes net interest expense of $41,000 for 2004, as well as depreciation and amortization expense of $6,000 and $323,000 for 2005 and 2004, respectively.

	2005				2004

	Nursing		Home		Nursing		Home
	Facilities	Matrix	Care	Total	Facilities	Matrix	Care	Total

Nine Months Ended September 30
Revenues	$8,943	$2,546	$—	$11,489	$64,856	$10,466	$148	$75,470

Operating income (loss)(1)	$129	$456	$(220)	$365	$(5,898)	$859	$1	$(5,038)
Gain (loss) on sales and exit costs	1,825	—	—	1,825	(853)	(49)	369	(533)
Impairments and other unusual items	—	—	—	—	(2,855)	—	—	(2,855)

Pre-tax income (loss)	$1,954	$456	$(220)	2,190	$(9,606)	$810	$370	(8,426)

Provision for (benefit from) state income taxes				(1,438)				286

Discontinued operations, net of taxes				$3,628				$(8,712)

(1)	Includes net interest expense of $36,000 and $262,000 for 2005 and 2004, respectively, as well as depreciation and amortization expense of $352,000 and $1.8 million for 2005 and 2004, respectively.
Note 6.     Long-term Debt
      As of October 1, 2005, our 2.75% convertible subordinated notes continue to be eligible for conversion into common stock. Under the indenture governing the notes, a holder may convert any of the notes into our common stock during any fiscal quarter if the sale price of our common stock for at least 20 consecutive trading days in the 30 trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120 percent of the conversion price on that 30th trading day. On September 30, 2005, one holder converted $276,000 of our 2.75% convertible subordinated notes for 37,037 shares of our common stock.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 6.     Long-term Debt — (Continued)
      During June 2005, we entered into a mortgage loan for $5.2 million for the construction of a nursing facility. This loan bears interest at 30-day LIBOR plus 2.5%, requires monthly principal and interest payments and is secured by the real property and a security interest in the personal property of the nursing facility.
      Our 7 7/8% senior subordinated notes are jointly and severally, fully and unconditionally guaranteed by most of our subsidiaries (the “Guarantor Subsidiaries”). As of September 30, 2005, the non-guarantor subsidiaries included Beverly Indemnity, Ltd., our captive insurance subsidiary, and Beverly Funding Corporation, our receivables-backed financing subsidiary (the “Non-Guarantor Subsidiaries”). Since the carrying value of the assets of the non-guarantor subsidiaries exceeds three percent of the consolidated assets of Beverly Enterprises, Inc., we are required to disclose consolidating financial statements in our periodic filings with the SEC.

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 6.     Long-term Debt — (Continued)
      Condensed consolidating balance sheets as of September 30, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$168,910	$5,968	$42,965	$—	$217,843
Accounts receivable, less allowance for doubtful accounts	3,933	223,233	42,491	739	270,396
Notes receivable, less allowance for doubtful notes	2,116	2,576	37	—	4,729
Operating supplies	127	9,181	—	—	9,308
Prepaid expenses and other	23,267	8,824	12,893	—	44,984

Total current assets	198,353	249,782	98,386	739	547,260
Property and equipment, net	6,342	666,241	—	—	672,583
Other assets:
Goodwill, net	—	122,090	—	—	122,090
Other, less allowance for doubtful accounts and notes	370,586	29,841	601	(331,414)	69,614
Due from affiliates	438,149	—	76,791	(514,940)	—

Total other assets	808,735	151,931	77,392	(846,354)	191,704

	$1,013,430	$1,067,954	$175,778	$(845,615)	$1,411,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,384	$63,157	$—	$—	$66,541
Accrued wages and related liabilities	22,701	70,916	—	—	93,617
Accrued interest	7,694	874	219	—	8,787
General and professional liabilities	28,871	—	29,316	—	58,187
Federal government settlement obligations	—	15,386	—	—	15,386
Other accrued liabilities	36,311	69,027	(736)	739	105,341
Current portion of long-term debt	1,350	6,808	—	—	8,158

Total current liabilities	100,311	226,168	28,799	739	356,017
Long-term debt	466,763	69,781	—	—	536,544
Other liabilities and deferred items	80,736	43,314	29,316	—	153,366
Due to affiliates	—	514,940	—	(514,940)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	11,781	5,908	121	(6,029)	11,781
Additional paid-in capital	912,400	414,340	44,434	(458,774)	912,400
Retained earnings (accumulated deficit)	(450,063)	(206,497)	73,108	133,389	(450,063)
Treasury stock, at cost	(108,498)	—	—	—	(108,498)

Total stockholders’ equity	365,620	213,751	117,663	(331,414)	365,620

	$1,013,430	$1,067,954	$175,778	$(845,615)	$1,411,547

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 6.     Long-term Debt — (Continued)
      Condensed consolidating balance sheets as of December 31, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$142,515	$5,237	$67,913	$—	$215,665
Accounts receivable, less allowance for doubtful accounts	8,160	183,920	43,397	—	235,477
Notes receivable, less allowance for doubtful notes	18	2,768	—	—	2,786
Operating supplies	101	9,559	—	—	9,660
Assets held for sale	—	3,542	—	—	3,542
Prepaid expenses and other	10,952	10,285	16,029	—	37,266

Total current assets	161,746	215,311	127,339	—	504,396
Property and equipment, net	6,392	657,919	—	—	664,311
Other assets:
Goodwill, net	—	124,066	—	—	124,066
Other, less allowance for doubtful accounts and notes	255,350	32,607	709	(220,054)	68,612
Due from affiliates	453,483	—	132,141	(585,624)	—

Total other assets	708,833	156,673	132,850	(805,678)	192,678

	$876,971	$1,029,903	$260,189	$(805,678)	$1,361,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,696	$65,082	$—	$—	$67,778
Accrued wages and related liabilities	28,240	75,797	—	—	104,037
Accrued interest	2,618	875	109	—	3,602
General and professional liabilities	23,323	—	45,934	(15,041)	54,216
Federal government settlement obligations	—	14,359	—	—	14,359
Liabilities held for sale	—	676	—	—	676
Other accrued liabilities	18,694	64,403	—	—	83,097
Current portion of long-term debt	1,350	10,890	—	—	12,240

Total current liabilities	76,921	232,082	46,043	(15,041)	340,005
Long-term debt	467,858	78,085	—	—	545,943
Other liabilities and deferred items	59,779	56,269	86,976	—	203,024
Due to affiliates	—	585,624	—	(585,624)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	11,662	5,908	121	(6,029)	11,662
Additional paid-in capital	902,053	414,340	44,434	(458,774)	902,053
Retained earnings (accumulated deficit)	(532,804)	(342,405)	82,615	259,790	(532,804)
Treasury stock, at cost	(108,498)	—	—	—	(108,498)

Total stockholders’ equity	272,413	77,843	127,170	(205,013)	272,413

	$876,971	$1,029,903	$260,189	$(805,678)	$1,361,385

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 6.     Long-term Debt — (Continued)
      Condensed consolidating statements of income for the three months ended September 30, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$227	$583,715	$1,930	$(1,930)	$583,942
Costs and expenses:
Wages and related	18,563	312,563	—	—	331,126
Provision for insurance and related items	1,401	34,406	10,897	(10,897)	35,807
Other operating and administrative	6,578	150,103	164	(318)	156,527
Overhead allocation	(21,530)	21,530	—	—	—
Depreciation and amortization	1,551	17,804	—	—	19,355
Asset impairments, workforce reductions and other unusual items	—	504	—	—	504

Total costs and expenses	6,563	536,910	11,061	(11,215)	543,319

Income (loss) before other income (expenses)	(6,336)	46,805	(9,131)	9,285	40,623
Other income (expenses):
Interest expense	—	(11,167)	(178)	641	(10,704)
Costs related to the sales process of the Company	(11,514)	—	—	—	(11,514)
Interest income	1,636	97	1,315	(641)	2,407
Net gains on dispositions	—	44	—	—	44
Equity in income of affiliates	37,590	—	—	(37,590)	—

Total other income (expenses), net	27,712	(11,026)	1,137	(37,590)	(19,767)

Income (loss) before provision for income taxes and discontinued operations	21,376	35,779	(7,994)	(28,305)	20,856
Benefit from income taxes	(590)	—	—	—	(590)

Income (loss) before discontinued operations	21,966	35,779	(7,994)	(28,305)	21,446
Discontinued operations, net of taxes of $(80)	—	520	—	—	520

Net income (loss)	$21,966	$36,299	$(7,994)	$(28,305)	$21,966

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 6.     Long-term Debt — (Continued)
      Condensed consolidating statements of income for the three months ended September 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$1,728	$523,324	$13,811	$(14,021)	$524,842
Costs and expenses:
Wages and related	14,100	297,750	—	—	311,850
Provision for insurance and related items	2,408	27,182	12,428	(12,428)	29,590
Other operating and administrative	7,728	127,483	(235)	(14)	134,962
Overhead allocation	(20,189)	20,189	—	—	—
Depreciation and amortization	1,617	14,007	—	—	15,624
Asset impairments, workforce reductions and other unusual items	1,488	(1,961)	—	—	(473)

Total costs and expenses	7,152	484,650	12,193	(12,442)	491,553

Income (loss) before other income (expenses)	(5,424)	38,674	1,618	(1,579)	33,289
Other income (expenses):
Interest expense	—	(12,183)	—	1,094	(11,089)
Costs related to the early extinguishment of debt	(176)	—	—	—	(176)
Interest income	527	458	1,355	(1,094)	1,246
Net gains on dispositions	—	582	—	—	582
Equity in income of affiliates	30,009	—	—	(30,009)	—

Total other income (expenses), net	30,360	(11,143)	1,355	(30,009)	(9,437)

Income (loss) before provision for income taxes and discontinued operations	24,936	27,531	2,973	(31,588)	23,852
Provision for income taxes	536	—	—	—	536

Income (loss) before discontinued operations	24,400	27,531	2,973	(31,588)	23,316
Discontinued operations, net of taxes of $(59)	—	1,084	—	—	1,084

Net income (loss)	$24,400	$28,615	$2,973	$(31,588)	$24,400

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 6.     Long-term Debt — (Continued)
      Condensed consolidating statements of income for the nine months ended September 30, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$663	$1,760,892	$21,129	$(21,129)	$1,761,555
Costs and expenses:
Wages and related	55,298	915,918	—	—	971,216
Provision for insurance and related items	4,215	93,201	34,151	(34,151)	97,416
Other operating and administrative	22,300	473,673	500	(967)	495,506
Overhead allocation	(63,177)	63,177	—	—	—
Depreciation and amortization	4,662	48,959	—	—	53,621
Asset impairments, workforce reductions and other unusual items	—	479	—	—	479

Total costs and expenses	23,298	1,595,407	34,651	(35,118)	1,618,238

Income (loss) before other income (expenses)	(22,635)	165,485	(13,522)	13,989	143,317
Other income (expenses):
Interest expense	—	(34,278)	(532)	2,759	(32,051)
Costs related to the sales process of the Company	(36,566)	—	—	—	(36,566)
Interest income	4,240	406	4,547	(2,759)	6,434
Net gains on dispositions	—	667	—	—	667
Equity in income of affiliates	140,390	—	—	(140,390)	—

Total other income (expenses), net	108,064	(33,205)	4,015	(140,390)	(61,516)

Income (loss) before provision for income taxes and discontinued operations	85,429	132,280	(9,507)	(126,401)	81,801
Provision for income taxes	2,688	—	—	—	2,688

Income (loss) before discontinued operations	82,741	132,280	(9,507)	(126,401)	79,113
Discontinued operations, net of taxes of $(1,438)	—	3,628	—	—	3,628

Net income (loss)	$82,741	$135,908	$(9,507)	$(126,401)	$82,741

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 6.     Long-term Debt — (Continued)
      Condensed consolidating statements of income for the nine months ended September 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$2,907	$1,534,099	$57,011	$(57,221)	$1,536,796
Cash and expenses:
Wages and related	33,847	855,346	—	—	889,193
Provision for insurance and related items	7,203	87,022	53,990	(53,990)	94,225
Other operating and administrative	19,805	382,480	(235)	(14)	402,036
Overhead allocation	(60,962)	60,962	—	—	—
Depreciation and amortization	5,018	40,845	—	—	45,863
Asset impairments, workforce reductions and other unusual items	97	1,025	—	—	1,122

Total costs and expenses	5,008	1,427,680	53,755	(54,004)	1,432,439

Income (loss) before other income (expenses)	(2,101)	106,419	3,256	(3,217)	104,357
Other income (expenses):
Interest expense	—	(38,399)	—	3,434	(34,965)
Costs related to the early extinguishment of debt	(40,430)	—	—	—	(40,430)
Interest income	1,755	1,732	4,037	(3,434)	4,090
Net gains on dispositions	—	614	—	—	614
Equity in income of affiliates	65,730	—	—	(65,730)	—

Total other income (expenses), net	27,055	(36,053)	4,037	(65,730)	(70,691)

Income (loss) before provision for income taxes and discontinued operations	24,954	70,366	7,293	(68,947)	33,666
Provision for income taxes	3,038	—	—	—	3,038

Income (loss) before discontinued operations	21,916	70,366	7,293	(68,947)	30,628
Discontinued operations, net of taxes of $286	—	(8,712)	—	—	(8,712)

Net income (loss)	$21,916	$61,654	$7,293	$(68,947)	$21,916

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 6.     Long-term Debt — (Continued)
      Condensed consolidating statements of cash flows for the nine months ended September 30, 2005 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows provided by (used for) operating activities:	$30,529	$65,444	$(24,869)	$71,104
Cash flows from investing activities:
Capital expenditures	(5,306)	(62,888)	—	(68,194)
Proceeds from dispositions of facilities and other assets, net	—	14,158	—	14,158
Collections on notes receivable	—	63	—	63
Proceeds from (payments for) designated funds, net	(740)	555	—	(185)
Other, net	(2,343)	(4,029)	(37)	(6,409)

Net cash used for investing activities	(8,389)	(52,141)	(37)	(60,567)
Cash flows from financing activities:
Proceeds from issuance of new debt	—	5,200	—	5,200
Repayments of long-term debt	(1,013)	(17,668)	—	(18,681)
Proceeds from exercise of stock options	5,428	—	—	5,428
Deferred financing costs paid	(160)	(104)	(42)	(306)

Net cash provided by (used for) financing activities	4,255	(12,572)	(42)	(8,359)

Net increase (decrease) in cash and cash equivalents	26,395	731	(24,948)	2,178
Cash and cash equivalents at beginning of period	142,515	5,237	67,913	215,665

Cash and cash equivalents at end of period	$168,910	$5,968	$42,965	$217,843

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 6.     Long-term Debt — (Continued)
      Condensed consolidating statements of cash flows for the nine months ended September 30, 2004 for Beverly Enterprises, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows (in thousands):

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Cash flows provided by (used for) operating activities:	$(72,473)	$84,115	$26,078	$37,720
Cash flows from investing activities:
Capital expenditures	(3,912)	(34,052)	—	(37,964)
Payments for acquisitions, net of cash acquired	—	(71,479)	—	(71,479)
Proceeds from dispositions of facilities and other assets, net	1,324	21,022	—	22,346
Collections on notes receivable	—	32,268	—	32,268
Payments for designated funds, net	(230)	(728)	—	(958)
Proceeds from Beverly Funding Corporation investment	28,956	—	—	28,956
Other, net	(10,446)	(13,870)	—	(24,316)

Net cash provided by (used for) investing activities	15,692	(66,839)	—	(51,147)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	211,384			211,384
Repayments of long-term debt	(191,623)	(15,856)	—	(207,479)
Proceeds from exercise of stock options	1,399	—	—	1,399
Deferred financing and other costs	(43,281)	—	(51)	(43,332)

Net cash used for financing activities	(22,121)	(15,856)	(51)	(38,028)

Net increase (decrease) in cash and cash equivalents	(78,902)	1,420	26,027	(51,455)
Cash and cash equivalents at beginning of period	223,575	5,351	29,889	258,815

Cash and cash equivalents at end of period	$144,673	$6,771	$55,916	$207,360

Note 7.     Income Taxes
      The provisions for income taxes from continuing operations of $2.7 million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively, primarily relate to state income taxes estimated to be due in “separate return” filing states where we conduct business, as well as federal alternative minimum tax (“AMT”) in 2005. During the third quarter of 2005, we recorded a benefit from income taxes in continuing operations primarily due to a less than expected 2004 state tax liability and a related reduction in our estimated 2005 state tax liability. We recorded a tax benefit in discontinued operations of $1.4 million for the nine months ended September 30, 2005, primarily related to state tax refunds in a state where we have ceased operations.
      The provisions differ from those calculated using the federal statutory rate due to changes in the valuation allowance, established at December 31, 2001, for net deferred tax assets. In 2005, the valuation allowance has

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)

Note 7.	Income Taxes — (Continued)
decreased $41.7 million primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards and general business credits to offset taxable income during the year. For the nine months ended September 30, 2004, the valuation allowance decreased $19.5 million primarily due to the reversal of temporary differences, partially offset by increases in net operating loss carryforwards.
      In the ordinary course of business, our income tax returns are examined by various taxing authorities, including the Internal Revenue Service (the “IRS”). The IRS is currently examining our income tax returns for the 2000 through 2002 tax years. We cannot predict the ultimate outcome of this examination; however, we believe adequate provision has been made for any adjustments that may result from the IRS examination.
Note 8.     Stockholders’ Equity
      During the nine months ended September 30, 2005, we issued approximately 741,000 shares of restricted stock to certain officers and other employees, all of which vest on the third anniversary of the grant date. If these additional shares had been issued prior to January 1, 2005, there would have been no material impact on our diluted net income per share for the nine months ended September 30, 2005. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant and are accounted for under the intrinsic value method.
      For purposes of pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), the estimated fair market value of all outstanding stock options is amortized to expense over the respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The pro forma effects are not necessarily indicative of the effects on future quarters or future years. The following table summarizes our pro forma net income and diluted net income per share assuming we accounted for our stock option grants using the fair value method (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Reported net income(1)	$21,966	$24,400	$82,741	$21,916
Stock option compensation expense	818	1,025	2,901	4,132

Pro forma net income	$21,148	$23,375	$79,840	$17,784

Reported basic net income per share	$0.20	$0.23	$0.76	$0.20

Pro forma basic net income per share	$0.19	$0.22	$0.73	$0.17

Reported diluted net income per share	$0.18	$0.20	$0.67	$0.20

Pro forma diluted net income per share	$0.17	$0.19	$0.65	$0.16

(1)	Includes total charges to our condensed consolidated statements of income related to restricted stock grants for the three-month periods ended September 30, 2005 and 2004 of approximately $1.8 million and $1.1 million, respectively, and for the nine-month periods ended September 30, 2005 and 2004 of approximately $5.0 million and $2.7 million, respectively.
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)

Note 8.	Stockholders’ Equity — (Continued)
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
      In the first quarter of 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides further clarification on the implementation of SFAS No. 123R and provides alternative phase-in methods. The SEC announced in the second quarter of 2005 that it is extending the phase-in period for expensing of stock-based awards, which will extend our effective date for implementation of SFAS No. 123R to January 1, 2006. We expect to use the modified version of prospective application when we implement SFAS No. 123R and, based on the current estimated value of unvested stock options, we expect wages and related expenses to increase approximately $500,000 in 2006.
Note 9.     Contingencies and Legal Proceedings
      We are contingently liable for approximately $11.3 million of long-term debt maturing on various dates through 2019, as well as annual interest on that debt. These contingent liabilities principally arose from previous sales of nursing facilities. We also guarantee certain third-party operating leases. Those guarantees arose from our dispositions of leased facilities and the underlying leases have $51.1 million of minimum rental commitments remaining through the initial lease terms. In accordance with the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have a liability of approximately $578,000, included in “Other accrued liabilities” on the condensed consolidated balance sheets, representing the estimated fair value of guarantees.
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)

Note 9.	Contingencies and Legal Proceedings — (Continued)
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

BEVERLY ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005
(Unaudited)
Note 10.     Segment Information — (Continued)
      The following table summarizes certain information for each of our operating segments (in thousands):

	Nursing					Discontinued
	Facilities	Aegis(1)	AseraCare	All Other(2)	Total	Operations(3)

Three months ended September 30, 2005
Revenues from external customers	$513,267	$39,864	$28,876	$1,935	$583,942	$393
Intercompany revenues	59	40,987	—	1,772	42,818	—
Interest income	87	5	—	2,315	2,407	—
Interest expense	1,329	—	—	9,375	10,704	—
Depreciation and amortization	16,922	260	258	1,915	19,355	6
Pre-tax income (loss)	36,680	13,785	4,867	(34,476)	20,856	440
Goodwill	44,170	—	77,920	—	122,090	—
Total assets	905,551	36,163	104,862	360,987	1,407,563	3,984
Capital expenditures	20,758	46	138	1,280	22,222	792
Three months ended September 30, 2004
Revenues from external customers	$472,962	$31,975	$19,062	$843	$524,842	$16,489
Intercompany revenues	—	36,946	—	849	37,795	—
Interest income	458	8	—	780	1,246	(7)
Interest expense	1,756	—	—	9,333	11,089	34
Depreciation and amortization	13,212	231	217	1,964	15,624	323
Pre-tax income (loss)	28,093	9,697	2,863	(16,801)	23,852	1,025
Goodwill	44,159	—	79,714	—	123,873	594
Total assets	845,409	31,079	97,658	337,897	1,312,043	22,629
Capital expenditures	14,446	255	287	717	15,705	346
Nine months ended September 30, 2005
Revenues from external customers	$1,564,351	$113,068	$79,225	$4,911	1,761,555	$11,489
Intercompany revenues	212	122,455	—	3,742	126,409	—
Interest income	255	15	57	6,107	6,434	4
Interest expense	4,223	1	—	27,827	32,051	40
Depreciation and amortization	46,420	773	707	5,721	53,621	352
Pre-tax income (loss)	125,093	43,865	9,419	(96,576)	81,801	2,190
Goodwill	44,170	—	77,920	—	122,090	—
Total assets	905,551	36,163	104,862	360,987	1,407,563	3,984
Capital expenditures	59,334	500	798	5,800	66,432	1,762
Nine months ended September 30, 2004
Revenues from external customers	$1,401,546	$89,023	$42,214	$4,013	$1,536,796	$75,470
Intercompany revenues	—	112,228	—	2,254	114,482	—
Interest income	1,720	13	1	2,356	4,090	19
Interest expense	5,931	1	—	29,033	34,965	281
Depreciation and amortization	38,770	650	427	6,016	45,863	1,793
Pre-tax income (loss)	75,017	34,530	6,439	(82,320)	33,666	(8,426)
Goodwill	44,159	—	79,714	—	123,873	594
Total assets	845,409	31,079	97,658	337,897	1,312,043	22,629
Capital expenditures	31,585	742	418	3,946	36,691	1,273

(1)	Pre-tax income includes profit on intercompany revenues, which is eliminated in “All Other.”

(2)	Consists of the operations of our corporate headquarters and related overhead, as well as certain non-operating revenues and expenses. Such amounts also include a special pre-tax charge of $504,000 and a pre-tax credit of $473,000 for the three months ended September 30, 2005 and 2004, respectively, and special pre-tax charges totaling $479,000 and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively for asset impairments, workforce reductions and other unusual items, as well as $11.5 million and $36.6 million for the three-month and nine-month periods ending September 30, 2005, respectively, of costs related to the sales process.

(3)	In accordance with the provisions of SFAS No. 144, the results of operations of certain nursing facilities, clinics and other assets have been reclassified, for all periods presented, as discontinued operations. Pre-tax income (loss) for discontinued operations includes net losses on sales and exit costs of $311,000 for the three months ended September 30, 2005, and net gains on sales, exit costs, asset impairments and other unusual items of $812,000 for the three months ended September 30, 2004. Pre-tax income (loss) includes net gains on sales and exit costs of $1.8 million for the nine months ended September 30, 2005, and net losses on sales, exit costs, asset impairments and other unusual items of $3.4 million for the nine months ended September 30, 2004.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Beverly Enterprises, Inc.
      We have reviewed the condensed consolidated balance sheet of Beverly Enterprises, Inc. as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 (“Form 10-Q”). These financial statements are the responsibility of the Company’s management.
      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
      Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Beverly Enterprises, Inc. as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented in the Company’s Form 10-Q, and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Fort Smith, Arkansas
November 1, 2005

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
Overview

Sales Process and Related Items
      In January 2005, a group including Formation Capital, LLC, Appaloosa Management, LP, Franklin Mutual Advisers LLC and Northbrook NBV LLC (the “Formation Capital Consortium”), publicly announced an unsolicited indication of interest in acquiring all of our outstanding common stock. Arnold M. Whitman, the Chief Executive Officer of Formation Capital, also nominated a slate of six individuals for election to our Board of Directors. Our Board of Directors unanimously rejected the Formation Capital Consortium’s proposal, and on March 22, 2005, we announced that our Board of Directors had unanimously voted to conduct an auction process, to be overseen by the independent members of the Board, to maximize value for all of our stockholders as soon as practicable through a sale of BEI.
      On April 11, 2005, we entered into a Settlement Agreement with the Formation Capital Consortium and Mr. Whitman under which, among other things, they agreed to discontinue the solicitation of proxies in connection with the Company’s April 21, 2005 Annual Meeting of Stockholders and Mr. Whitman withdrew his nominees for election to our Board of Directors and other proposals for consideration at the 2005 Annual Meeting. Concurrently, we agreed to allow the Formation Capital Consortium to participate in our on-going sales process on the same basis as all other potential buyers.
      On August 16, 2005, following two rounds of due diligence and bidding by potential buyers, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with North American Senior Care, Inc. (“NASC”), NASC Acquisition Corp., a wholly-owned subsidiary of NASC (“Merger Sub”), and SBEV Property Holdings LLC, which provides that Merger Sub will be merged with and into the Company (the “Merger”) and the holders of outstanding shares of our common stock would receive cash consideration of $12.80 per share.
      On August 19, 2005, we announced that we had received a proposal from the Formation Capital Consortium to acquire, subject to certain conditions, all of the outstanding shares of our common stock for $12.90 per share in cash. On August 23, 2005, we entered into a First Amendment to the Merger Agreement with NASC, pursuant to which NASC agreed to increase the merger consideration to $13.00 per share of our outstanding common stock. On September 22, 2005, we entered into a Second Amendment to the Merger Agreement with NASC which, among other things, granted NASC an extension of time to deliver debt commitment letters and a solvency opinion. In exchange for the extension of time, NASC paid BEI an additional $3.0 million good faith deposit, which increased the total initial good faith deposit to $10.0 million.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
In addition, NASC is obligated to deliver the full $60.0 million good faith deposit on an unconditional basis and to provide an unconditional $350.0 million equity commitment by November 18, 2005. NASC delivered the debt commitment letters and the solvency opinion on October 21, 2005.
      Our results of operations, financial condition and cash flows may be adversely impacted by the ongoing sales process. To date, we have incurred various costs as a result of the Formation Capital Consortium’s indication of interest, the proxy contest and the sales process, including legal fees, investment banking advisory fees and other related costs. During the first quarter of 2005, we engaged two investment banking firms to assist us in evaluating proposals, both solicited and unsolicited, to acquire us or any of our assets or businesses. Under the terms of the engagements we are required to pay fees to the two firms whether or not we are sold. In the case of a sale, the fees are a percentage of the consideration received in connection with our sale, with the percentage of compensation increasing with an increase in the sales value. If there is no sale, the firms each receive a flat fee. As a result, we recorded a liability of $19.8 million, of which $4.5 million has been paid as of September 30, 2005, with the remaining liability included in “Other accrued liabilities” on the September 30, 2005 condensed consolidated balance sheet. We have also incurred other costs related to the sales process and have recorded additional expenses of $16.8 million, of which $13.6 million has been paid and $3.2 million remains accrued at September 30, 2005. In addition, the sales process may impact our ability to attract and retain customers, management and employees and may result in the incurrence of additional advisory fees, legal fees and other expenses.

General
      Despite the Formation Capital Consortium’s indication of interest and subsequent sales process, our business unit operating and financial trends continue to be positive. Our 2005 third quarter included revenue growth of nearly 11% with improvements in operating margins, compared to the year-earlier period. We continue to be dedicated to providing quality of care, executing the specific initiatives we have developed to achieve profitable growth in our business segments and improving our financial position.
      Our three principal business segments performed ahead of 2004 third-quarter results. On a continuing operations basis, our Nursing Facilities revenue increased 8.5% and pre-tax income increased $8.6 million, including $2.9 million due to favorable rate increases in California. Aegis revenues from third-party customers rose 25%, compared with the 2004 third quarter, reflecting increased business with existing clients and the addition of customers. AseraCare revenues were up 51%, primarily due to a 46% increase in average daily census and the openings of 17 new hospice locations and five new home health agencies.
      Based on the growth trends we are seeing in our principal business units, improved operating metrics and a generally positive reimbursement environment at both federal and state levels, our pre-tax income from continuing operations for the three months ended September 30, 2005, increased 23% from the same period in 2004, excluding $11.5 million of costs related to the sales process discussed above and $2.9 million of a retroactive Medicaid rate adjustment in California for the 2005 third quarter, as well as, $176,000 of costs related to early extinguishments of debt in the 2004 third quarter.
Critical Accounting Policy Update

General and Professional Liabilities
      Our long-term other liabilities and deferred items decreased $56.2 million from December 31, 2004, and our cash flows for the nine months ended September 30, 2005 decreased $49.5 million, primarily due to payments for patient claims settlements. Our provision for liabilities that may arise out of patient care and related services is based primarily upon the results of independent actuarial valuations, prepared by experienced actuaries. These independent valuations are formally prepared twice each year using the most

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
recent trends of claims, settlements and other relevant data. As part of this valuation, patient care liabilities are discounted at our incremental borrowing rate of 8.5%, using actuarially determined claims payment timing patterns. Our next actuarial study will be completed in late 2005 using data through September 30, 2005. Between each independent actuarial evaluation, the trends with respect to claims and settlements made and other relevant data will change. As a result, there is a reasonable possibility that our liabilities for patient care and related services, as determined by us and our actuaries, may be adjusted by a material amount in the near term. We cannot currently predict the impact, if any, of our current data trends on the actuarial study to be completed later this year.
Operating Results

Reclassification
      Results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, reflect asset dispositions during 2005 and 2004, as discontinued operations. The following discussions reflect this reclassification and include the 22 California facilities as held and used (see Item 1. — Note 5).

Results of Operations — Continuing Operations
      Third Quarter 2005 Compared to Third Quarter 2004. We reported pre-tax income from continuing operations of $20.9 million for the three months ended September 30, 2005, compared to a pre-tax income of $23.9 million for the same period in 2004. The quarter-over-quarter comparisons of our financial results are affected by material special pre-tax charges discussed below. Excluding these special pre-tax charges, our pre-tax income from continuing operations would have increased 38%, for the three months ended September 30, 2005, compared to the same period in 2004.
      Pre-tax income from continuing operations for the third quarter of 2005 included the following special pre-tax charges:

•	$11.5 million for costs related to the sales process (see Item 1. — Note 4). These costs primarily include legal fees, investment banking advisory fees and other related costs; and

•	$400,000 for certain retention and severance agreements.
      Nine Months 2005 Compared to Nine Months 2004. We reported an increase in pre-tax income from continuing operations to $81.8 million for the nine months ended September 30, 2005, compared to $33.7 million for the same period in 2004. The year-over-year comparisons of our financial results are affected by material special pre-tax charges discussed below. Excluding these special pre-tax charges, our pre-tax income from continuing operations would have increased 58% for the nine months ended September 30, 2005, compared to the same period in 2004.
      Pre-tax income from continuing operations for 2005 included the following special pre-tax charges:

•	$36.6 million for costs related to the sales process, of which $18.1 million has been paid and $18.5 million remains accrued as of September 30, 2005 (see Item 1. — Note 4). These costs include legal, investment banking advisory fees and other related costs; and

•	$400,000 for certain retention and severance agreements.
      Pre-tax income from continuing operations for 2004 included the following special pre-tax charges (adjustments):

•	$40.4 million for costs related to the early extinguishment of debt. During the second quarter of 2004, we issued $215.0 million of 7 7/8% senior subordinated notes. The proceeds from the senior subordinated

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)

notes, together with cash on hand, were used to purchase $190.6 million of our 9 5/8% senior notes and to pay related fees and expenses. In conjunction with these transactions, we paid a prepayment premium of $36.1 million and wrote off $3.7 million of related deferred financing costs. We also paid $681,000 in tender fees related to the cash tender offer on the 9 5/8% senior notes;

•	$2.9 million for asset impairments, primarily related to two nursing facilities;

•	$443,000 for workforce reduction charges, less $346,000 in related credits, primarily due to the cancellation of restricted stock. The $443,000 for workforce reductions primarily related to 35 associates who were notified in 2004 that their positions would be eliminated and included $401,000 of cash expenses paid during the year ended December 31, 2004;

•	$1.3 million reversal of a previously recorded charge as a result of an impaired foreign investment being sold above its carrying value;

•	$375,000 adjustment to our Florida disposition costs as a result of collecting a note receivable, received as partial payment for that transaction, above the carrying value; and

•	$161,000 adjustment to certain retention and severance agreements.

Revenues
      Revenues from external customers by operating segment for the three months and nine months ended September 30 (in thousands) are as follows:

					Change

					Three Months		Nine Months
	Three Months		Nine Months		Ended		Ended
	Ended		Ended		September 30,		September 30,
	September 30,		September 30,		2005 vs. 2004		2005 vs. 2004

	2005	2004	2005	2004	$	%	$	%

Nursing Facilities	$513,267	$472,962	$1,564,351	$1,401,546	$40,305	8.5%	$162,805	11.6%
Aegis	39,864	31,975	113,068	89,023	7,889	24.7%	24,045	27.0%
AseraCare	28,876	19,062	79,225	42,214	9,814	51.5%	37,011	87.7%
Other	1,935	843	4,911	4,013	1,092	129.5%	898	22.4%

Total revenues	$583,942	$524,842	$1,761,555	$1,536,796	$59,100	11.3%	$224,759	14.6%

      Third Quarter 2005 Compared to Third Quarter 2004. Approximately 88% and 90% of our revenues for the three months ended September 30, 2005 and 2004, respectively, were derived from services provided by our Nursing Facilities segment. The increase in total revenues of $59.1 million for the three months ended September 30, 2005, as compared to the same period in 2004, is primarily due to the following, by operating segment:

Nursing Facilities:

•	an increase of $23.9 million, $4.2 million and $2.6 million due to increases in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $7.4 million due to a positive shift in our patient mix; and

•	an increase of $400,000 due to an increase in census;

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)

Aegis:

•	an increase of $7.9 million from growth in Aegis’ external therapy business, including a 4% growth in average revenue per contract and an increase in new customers;

AseraCare:

•	an increase of $9.8 million, including $3.6 million due to the openings of 17 new hospice locations and $6.2 million from the remaining operations.
      Nine Months 2005 Compared to Nine Months 2004. Approximately 89% and 91% of our revenues for the nine months ended September 30, 2005 and 2004, respectively, were derived from services provided by our Nursing Facilities segment. The increase in total revenues of $224.8 million for the nine months ended September 30, 2005, as compared to the same period in 2004, is primarily due to the following, by operating segment:

Nursing Facilities:

•	an increase of $54.9 million, primarily due to retroactive Medicaid rate adjustments in Indiana, Pennsylvania and California;

•	an increase of $65.5 million, $17.9 million and $9.8 million due to increases in Medicaid, Medicare and private payment rates, respectively;

•	an increase of $17.1 million due to a positive shift in our patient mix;

•	an increase of $5.9 million in Medicare Part B revenues, primarily due to increased therapy-related services; partially offset by

•	a decrease of $4.9 million due to one less calendar day during 2005, as compared to the same period in 2004; and

•	a decrease of $3.5 million due to a decline in census;

Aegis:

•	an increase of $24.0 million from growth in Aegis’ external therapy business, including a 4% growth in average revenue per contract and an increase in new customers;

AseraCare:

•	an increase of $18.1 million due to the Hospice USA acquisition; and

•	an increase of $18.9 million, including $7.2 million due to the openings of new hospice locations and $11.7 million from the remaining operations.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)

Costs and Expenses
      The following table details costs and expenses, excluding special pre-tax charges (adjustments), for the three months and nine months ended September 30 (in thousands):

					Change

					Three Months		Nine Months
	Three Months		Nine Months		Ended		Ended
	Ended		Ended		September 30,		September 30,
	September 30,		September 30,		2005 vs. 2004		2005 vs. 2004

	2005	2004	2005	2004	$	%	$	%

Wages and related	$331,126	$311,850	$971,216	$889,193	$19,276	6.2%	$82,023	9.2%
Provision for insurance and related items	35,807	29,590	97,416	94,225	6,217	21.0%	3,191	3.4%
Other operating and administrative	156,527	134,962	495,506	402,036	21,565	16.0%	93,470	23.2%
Depreciation and amortization	19,355	15,624	53,621	45,863	3,731	23.9%	7,758	16.9%

Total costs and expenses excluding special pre-tax charges (adjustments)	$542,815	$492,026	$1,617,759	$1,431,317	$50,789	10.3%	$186,442	13.0%

      Third Quarter 2005 Compared to Third Quarter 2004. Excluding special pre-tax charges (adjustments) discussed above, our total costs and expenses increased $50.8 million quarter over quarter, primarily due to the following:

•	an increase of $10.9 million in state-imposed provider taxes, primarily associated with changes in state plans, including a retroactive Medicaid rate adjustment in California, included in our Nursing Facilities segment;

•	an increase of $9.5 million in Aegis wages and related expenses due to increased staffing associated with the increased volume of new contracts. This includes a $560,000, or 12%, increase in Aegis contract therapy costs;

•	an increase of $6.2 million in our provision for insurance and related items, related to the discounting impact of the acceleration of certain patient care liability settlement payments;

•	an increase of $4.6 million in AseraCare wages and related expenses primarily due to openings of new hospice and home health locations;

•	an increase in depreciation and amortization expense, primarily due to an increase in capital expenditures in our Nursing Facilities segment and incremental depreciation and amortization related to our facilities in California which had been previously held for sale;

•	an increase of $2.3 million in contracted services; and

•	an increase of $700,000 in Nursing Facilities wages and related expenses primarily due to a 3% increase in the weighted average wage rate, substantially offset by a decrease in employee benefit plan expenses.
      Nine Months 2005 Compared to Nine Months 2004. Excluding special pre-tax charges (adjustments) discussed above, our total costs and expenses increased $186.4 million, primarily due to the following:

•	an increase of $68.3 million in state-imposed provider taxes, primarily associated with Medicaid rate adjustments in Indiana, Pennsylvania and California, included in our Nursing Facilities segment;

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	an increase of $28.4 million in Aegis wages and related expenses due to increased staffing associated with the higher volume of new contracts. This increase includes a $3.9 million, or 32%, increase in Aegis contract therapy cost;

•	an increase of $14.8 million in Nursing Facilities wages and related expenses, primarily due to a 3.8 % increase in the weighted average wage rate, partially offset by a decrease in employee benefit plan expenses;

•	an increase of $26.4 million due to the Hospice USA acquisition and the opening of 17 new hospice locations and five home health centers;

•	an increase of $8.0 million in contracted services;

•	an increase in depreciation and amortization expense, primarily due to an increase in capital expenditures in our Nursing Facilities segment and incremental depreciation and amortization related to our facilities in California which had previously been held for sale;

•	A $3.2 million increase in our provision for insurance and related items, primarily related to the discounting impact of the acceleration of certain patient care liability settlement payments.

Other Income and Expenses, Net
      Other income and expenses for the three months and nine months ended September 30 are as follows (in thousands):

					Change

					Three Months		Nine Months
					Ended		Ended
	Three Months Ended		Nine Months Ended		September 30,		September 30,
	September 30,		September 30,		2005 vs. 2004		2005 vs. 2004

	2005	2004	2005	2004	$	%	$	%

Other income (expenses):
Interest expense	$(10,704)	$(11,089)	$(32,051)	$(34,965)	$385	(3.5)%	$2,914	(8.3)%
Costs related to early extinguishment of debt(1)	—	(176)	—	(40,430)	176	—	40,430	—
Costs related to the sales process of the Company(1)	(11,514)	—	(36,566)	—	(11,514)	—	(36,566)	—
Interest income	2,407	1,246	6,434	4,090	1,161	93.2%	2,344	57.3%
Net gains on dispositions	44	582	667	614	(538)	—	53	—

Total other expenses, net	$(19,767)	$(9,437)	$(61,516)	$(70,691)	$(10,330)	109.5%	$9,175	(13.0)%

(1)	See Results of Operations — Continuing Operations for a discussion of these special pre-tax charges.
     Interest expense decreased 3% and 8% for the three and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, respectively, primarily due to the June 2004 refinancing of our 9 5/8% senior notes and the reduction of debt through the use of proceeds from sales of facilities.

Results of Operations — Discontinued Operations
      The results of operations of facilities, clinics and other assets disposed of in the three-month and nine-month periods ended September 30, 2005, have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of income. Also included in discontinued operations are gains and losses on sales, additional impairments and exit costs related to these transactions.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
      A summary of discontinued operations by operating segment, is as follows (in thousands):

	2005				2004

	Nursing		Home		Nursing		Home
	Facilities	Matrix	Care	Total	Facilities	Matrix	Care	Total

Three Months Ended September 30
Revenues	$393	$—	$—	$393	$12,926	$3,563	$—	$16,489

Operating income (loss)(1)	$733	$4	$14	$751	$(31)	$211	$33	$213
Gain (loss) on sales and exit costs	(311)	—	—	(311)	228	(24)	366	570
Impairments and other unusual items	—	—	—	—	242	—	—	242

Pre-tax income	$422	$4	$14	440	$439	$187	$399	1,025

Benefit from state income taxes				(80)				(59)

Discontinued operations, net of taxes				$520				$1,084

(1)	Includes net interest expense of $41,000 for 2004, as well as depreciation and amortization expense of $6,000 and $323,000 for 2005 and 2004, respectively.

	2005				2004

	Nursing		Home		Nursing		Home
	Facilities	Matrix	Care	Total	Facilities	Matrix	Care	Total

Nine Months Ended September 30
Revenues	$8,943	$2,546	$—	$11,489	$64,856	$10,466	$148	$75,470

Operating income (loss)(1)	$129	$456	$(220)	$365	$(5,898)	$859	$1	$(5,038)
Gain (loss) on sales and exit costs	1,825	—	—	1,825	(853)	(49)	369	(533)
Impairments and other unusual items	—	—	—	—	(2,855)	—	—	(2,855)

Pre-tax income (loss)	$1,954	$456	$(220)	2,190	$(9,606)	$810	$370	(8,426)

Provision for (benefit from) state income taxes				(1,438)				286

Discontinued operations, net of taxes				$3,628				$(8,712)

(1)	Includes net interest expense of $36,000 and $262,000 for 2005 and 2004, respectively, as well as depreciation and amortization expense of $352,000 and $1.8 million for 2005 and 2004, respectively.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)

Income Taxes
      Our provision for income taxes from continuing operations of $2.7 million for the nine months ended September 30, 2005 primarily relates to state income taxes estimated to be due in “separate return” filing states where we conduct business, as well as federal alternative minimum tax (“AMT”). We recorded a tax benefit in discontinued operations of $1.4 million for the nine months ended September 30, 2005, primarily related to state tax refunds in a state where we have ceased operations. The valuation allowance on our net deferred tax assets decreased by $41.7 million during the nine months ended September 30, 2005 to $116.6 million, primarily due to the reversal of temporary differences and the utilization of net operating loss carryforwards and general business tax credits to offset taxable income for the period.

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
Liquidity and Capital Resources
      At September 30, 2005, we had $217.8 million in cash and cash equivalents and $7.3 million of investments with maturities between three and six months. We anticipate that $42.8 million of our cash balance, while not legally restricted, will be utilized primarily to fund certain general and professional liabilities and workers’ compensation claims and expenses. In addition, at September 30, 2005, we had approximately $12.9 million in funds that are restricted for the payment of insured claims and are included in “Prepaid expenses and other” on our condensed consolidated balance sheet. At September 30, 2005, we had positive working capital of $191.2 million reflected on our condensed consolidated balance sheet, a 16% increase from year-end 2004. At September 30, 2005, we had $90 million of unused commitments under our revolving credit facility and $17.7 million of unused commitments under our letter of credit facility.

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Cash Flows. Our cash flows consisted of the following for the three-month and nine-month periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net cash provided by (used for):
Operating activities	$35,737	$59,696	$71,104	$37,720
Investing activities	(24,011)	(65,306)	(60,567)	(51,147)
Financing activities	(6,471)	(3,493)	(8,359)	(38,028)

Net increase (decrease) in cash and cash equivalents	$5,255	$(9,103)	$2,178	$(51,455)

      Net cash provided by operating activities, under the direct method, for the nine months ended September 30, consists of the following (in thousands):

	2005	2004

Cash received from patients and third-party payors	$1,727,883	$1,558,311
Interest received	6,438	4,109
Cash paid to suppliers, employees and others	(1,640,214)	(1,487,910)
Interest paid	(24,834)	(30,969)
Income tax (paid) refunds received	1,831	(5,821)

Net cash provided by operating activities	$71,104	$37,720

      The $71.1 million of net cash provided by operating activities and $14.2 million of proceeds from dispositions were primarily used to fund capital expenditures of $68.2 million and to pay down long-term debt for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, net cash provided by operating activities was affected by an increase in accounts receivable, principally resulting from the termination of daily purchases of receivables by Beverly Funding Corporation (“BFC”) from Beverly Health and Rehabilitation Services (“BHRS”) on March 1, 2004. With the termination of daily purchases of receivables by BFC from BHRS, our accounts receivable increased and resulted in a detriment to cash from operating activities on our condensed consolidated statement of cash flows for 2004. Accounts receivable increased during the nine months ended September 30, 2005, primarily due to the recording of retroactive receivables from Indiana, Pennsylvania and California associated with a change in the Medicaid plans in those states and increased revenues.
      Debt transaction. During June 2005, we entered into a mortgage loan for $5.2 million for the construction of a nursing facility. This loan bears interest at 30-day LIBOR plus 2.5%, requires monthly principal and interest payments and is secured by the real property and a security interest in the personal property of the nursing facility.
      Divestitures. During the nine months ended September 30, 2005, we sold two nursing facilities for $13.0 million in cash and 10 outpatient clinics for $4.6 million, including $710,000 cash and $3.8 million of notes receivable.
      Sale of the Company. Our results of operations, financial condition, cash flows and liquidity will continue to be adversely impacted by the ongoing sales process. To date we have incurred various costs as a result of the Formation Capital Consortium’s indication of interest, the proxy contest and the sales process, including legal fees, investment banking advisory fees and other related costs. During the nine months ended

BEVERLY ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — (Continued)
September 30, 2005, we recorded $36.6 million of such costs, of which $18.1 million has been paid and $18.5 million remains accrued as of September 30, 2005. In addition, the sales process may impact our ability to attract and retain customers, management and employees and will result in the incurrence of additional advisory fees, legal fees and other expenses. The amount and impact of these potential additional expenses cannot be reasonably estimated at this time.
      Insurance. Our cash flows for the nine months ended September 30, 2005 decreased by $49.5 million for insurance related items, primarily due to payments for patient claims settlements. Total claim payments for the three months and nine months ended September 30, 2005, were in excess of the estimates derived from our last actuarial study. A portion of this amount relates to an $18.9 million class action settlement associated with two previously disposed facilities in the state of Arkansas. This class action settlement amount, along with certain related patient care claim settlements, were funded during the third quarter of 2005 and recorded against previously recorded patient care liability reserves.
      Summary. We currently anticipate that cash on hand, cash flows from operations and availability under our banking arrangements will be adequate to repay our debts due within one year of $8.2 million, to make capital additions and improvements of approximately $100.0 million, to make operating lease and other contractual obligation payments, to make selective acquisitions, including the purchase of previously leased facilities and to meet working capital requirements for the twelve months ending September 30, 2006.
      Our ability to make payments on, and to refinance, our indebtedness, as well as to fund planned capital expenditures, including strategic acquisitions, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flows from operations, current cash and cash equivalents and available borrowings will be adequate to meet our future liquidity needs.
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
      As required by SEC Rule 13a-15(b), we have carried out an evaluation as of September 30, 2005, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting
      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
BEVERLY ENTERPRISES, INC.
OTHER INFORMATION
September 30, 2005
(Unaudited)

ITEM 1.	LEGAL PROCEEDINGS.
      There have been no material developments to the information presented under “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

ITEM 6.	EXHIBITS.

Exhibit
Number

3.1		Form of Restated Certificate of Incorporation of New Beverly Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2		Form of Certificate of Amendment of Certificate of Incorporation of New Beverly Holdings, Inc., changing its name to Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to Beverly Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997)
3	.3†	Certificate of Designations of Series A Junior Participating Preferred Stock of Beverly Enterprises, Inc.
3.4		By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Beverly Enterprises, Inc.’s Registration Statement on Form S-1 filed on June 4, 1997 (File No. 333-28521))
10.1		Agreement and Plan of Merger by and among North American Senior Care, Inc. (incorporated by reference to Exhibit 2.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed on August 17, 2005)
10.2		First Amendment to Agreement and Plan of Merger by and among North American Senior Care, Inc. (incorporated by reference to Exhibit 2.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed on August 24, 2005)
10.3		Resolution, dated September 6, 2005, of the Board of Directors of Beverly Enterprises, Inc., authorizing the Special Compensation for Mr. John D. Fowler, Jr. (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed on September 7, 2005)
10.4		Second Amendment to Agreement and Plan of Merger by and among North American Senior Care, Inc. (incorporated by reference to Exhibit 2.1 to Beverly Enterprises, Inc.’s Current Report on Form 8-K filed on August 23, 2005)
15	†	Acknowledgement Letter of Ernst & Young LLP re: Unaudited Condensed Consolidated Interim Financial Statements
31	.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31	.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	.1†	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

†	Filed herewith

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beverly Enterprises, Inc.
Registrant

By:	/s/ Pamela H. Daniels

Pamela H. Daniels
Senior Vice President, Controller
and Chief Accounting Officer
Dated: November 7, 2005